Form 10QSB
period 2000-03-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2000-08-10
CIK 1085254

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549
  <P>
                        Form 10-QSB
  <P>
                        (Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
  <P>
       For the quarterly period ended March 31, 2000.
  <P>
  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       EXCHANGE ACT
  <P>
  For the transition period from            to
  <P>
        Commission file number 000-30291
  <P>
              Global Realty Management Group, Inc.
            (Exact name of small business issuer
               as specified in its charter)

  Florida                                          65-0735872
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

  <P>
     701 Brickell Avenue, Suite 3120, Miami, FL 33131
         (Address of principal executive offices)
  <P>
                    (305) 539-0900
             (Issuer's telephone number)
  <P>
                    Not Applicable
   (Former name, former address and former fiscal year,
            if changed since last report)
  <P>
  Check whether the issuer (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.  Yes  X      No
  <P>
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS
  <P>
  Check whether the registrant filed all documents and
  reports required to be filed by Section 12, 13 or 15(d)
  of the Exchange Act after the distribution of securities
  under a plan confirmed by a court.  Yes    No
  <P>
           APPLICABLE ONLY TO CORPORATE ISSUERS
  Transitional Small Business Disclosure Format
  (Check one):
                      Yes        No
  <P>
  The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of July 31, 2000 was 10,550,000
  <P>

           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
                       FORM 10QSB
  <P>
            THIRD QUARTER ENDED MARCH 31, 2000
  <P>
  PART 1
  <P>
  ITEM 1.     FINANCIAL STATEMENTS - GLOBAL REALTY
              MANAGEMENT GROUP, INC.(A DEVELOPMENT STAGE
              COMPANY) THIRD QUARTER ENDED - MARCH 31, 2000
  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
                      TABLE OF CONTENTS
  <P>

                                                  Page(s)
  Balance sheets
  Statements of operations
  Statements of stockholders' equity
  Statements of cash flows
  Notes to financial statements
  <P>

             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                       BALANCE SHEETS
  <P>
                          ASSETS

                                                     (Unaudited)
                                                  March 31, 2000       June 30, 1999

  CURRENT ASSETS:
  <P>
  Cash                                              $    20,562        $     76,760
  Prepaid expenses                                          500               1,000
                                                    ----------------------------------
  Total Current Assets                                   21,062              77,760
  Organization costs, net                                     0                 678
  Investment in i-Realty Auction.Com, Inc.               30,500                   0
                                                    ----------------------------------
  TOTAL ASSETS                                      $    51,562        $     78,438
  <P>
                LIABILITIES AND STOCKHOLDERS' EQUITY
  <P>
  CURRENT LIABILITIES:
  <P>
  Accrued expenses                                  $    14,451        $     13,000
  Accounts payable                                            0                 124
  Stockholders' loan                                        100                   0
                                                    ----------------------------------
  Total Current Liabilities                              14,551              13,124
  <P>
  STOCKHOLDERS' EQUITY:
  <P>
  Common Stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 and 10,050,000 shares issued and
  outstanding, respectively                              10,550             10,050
  Additional paid-in capital                             99,950             99,950
  Deficit accumulated during the development stage      (73,489)           (44,686)
                                                     ---------------------------------
  Total Stockholders' Equity                             37,011             65,314
                                                     ---------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $51,562         $   78,438
                                                     =================================

  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                   STATEMENTS OF OPERATIONS
  <P>
                      (Unaudited)

                                                                       FOR THE PERIOD
                         THREE MONTH ENDED       NINE MONTHS ENDED     FEBRUARY 10, 1997
                             MARCH 31,               MARCH 31,         (INCEPTION) TO
                          1999     2000        1999          2000      MARCH 31, 2000
                      ------------------------------------------------------------------
  DEVELOPMENT
   STAGE REVENUES       $   0     $    0     $    0      $     0         $      0
  <P>
  DEVELOPMENT STAGE EXPENSES:
  <P>
  Amortization         $   40     $    0     $   40      $     0         $      0
  Accounting                0      3,200          0       12,300           15,300
  Advertising               0          0          0            0              848
  Bank charges              0          0          0            0              130
  Consulting fees       5,000          0      5,000            0           11,000
  Courier                   0          0          0            0               89
  Licenses and taxes      150        752        150          887            1,257
  Office expenses           0      4,500          0       15,179           19,097
  Professional fees         0         95          0          437           17,268
                      ------------------------------------------------------------------
  TOTAL DEVELOPMENT
   STAGE EXPENSES       5,190      8,547      5,190       28,803           64,989
                       -----------------------------------------------------------------
  LOSS FOR THE PERIOD $(5,190)   $(8,547)  $ (5,190)   $ (28,803)       $ (64,989)
                      ==================================================================
  LOSS PER COMMON SHARE
  <P>
  Basic            $(0.00055) $ (0.00081) $(0.00055)   $ (0.0028)       $ (0.0067)
                  ======================================================================
  Weighted-average
  number of
  common shares
  outstanding      9,500,000  10,550,000  9,500,000   10,258,394        9,727,336
                   =====================================================================

  <P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
             (A DEVELOPMENT STAGE COMPANY)
     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  <P>
      FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION)
               THROUGH MARCH 31, 2000
  <P>
                    (Unaudited)

                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       ------------------------------------------------------------------
  Balance,
  February 10, 1997
  (inception)                0       $     0       $     0         $     0       $     0
  <P>
  Restricted common stock
  issued to related
  parties for
  consulting fees          200             0         1,000               0         1,000
  <P>
  Loss during development
  stage for the period
  February 10, 1997
  (inception) through
  June 30, 1997              0             0             0            (856)         (856)
                       ------------------------------------------------------------------
  Balance,
   June 30, 1997           200             0         1,000            (856)          144
  <P>
  Loss during development
  stage for the year
  ended June 30, 1998        0             0             0               0             0
                       ------------------------------------------------------------------
  Balance,
   June 30, 1998           200        $    0       $ 1,000        $   (856)       $  144
                       ==================================================================

  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  <P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION)
               THROUGH MARCH 31, 2000 (CONT'D)
  <P>
                     (Unaudited)

                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       ------------------------------------------------------------------

  Balance,
   June 30, 1998           200        $    0       $  1,000       $   (856)       $  144
  <P>
  Forward stock split
   47,500 to 1 as of
   March 25, 1999    9,499,800         9,500         (1,000)        (8,500)            0
  <P>
  Common stock issued
   to third parties
   in private
   offering            500,000           500         99,500              0       100,000
  <P>
  Common stock issued
   for legal services   50,000            50            450              0           500
  <P>
  Loss during development
   stage for the year
   ended June 30, 1999       0             0              0        (35,330)      (35,330)
                    ---------------------------------------------------------------------
  Balance,
   June 30, 1999    10,050,000    $   10,050      $  99,950      $ (44,686)    $  65,314
                    =====================================================================

  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
             (A DEVELOPMENT STAGE COMPANY)
  <P>
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  <P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION)
              THROUGH MARCH 31, 2000 (CONT'D)
  <P>
                    (Unaudited)
  <P>

                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       ------------------------------------------------------------------
  Balance,
   June 30, 1999     10,050,000   $     10,050   $     99,950    $  (44,686)   $  65,314
  <P>
  Restricted common
  stock issued to
  acquire i-Realty
  Auction.Com, Inc.     500,000            500              0             0          500
  <P>
  Loss during development
  stage for the
  nine months ended
  March 31, 2000              0              0              0       (28,803)     (28,803)
                    ---------------------------------------------------------------------
  Balance,
  March 31, 2000     10,550,000     $   10,550       $ 99,950      $(73,489)    $ 37,011

  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                  STATEMENTS OF CASH FLOWS
  <P>
                       (Unaudited)

                                                                 FOR THE PERIOD
                                           NINE MONTHS ENDED     FEBRUARY 10, 1997
                                               MARCH 31,        (INCEPTION) TO
                                           2000         1999     MARCH 31, 2000
                                        ------------------------------------------------
  OPERATING ACTIVITIES:
  Deficit accumulated during
   the development stage                $ (28,803)  $ (5,190)    $     (73,489)
  <P>
  Adjustments to reconcile
   net loss to net cash
   used by operations:
  Decrease (Increase) in
   Organization cost                          678       (709)               0
  Decrease (Increase) in
   prepaid expenses                           500          0             (500)
  (Decrease) Increase in
   accounts payable                          (124)     4,899                0
  Increase in accrued expenses              1,451          0           14,451
                                        ------------------------------------------------
  Net Cash Used by Operating Activities     2,205      4,190           13,951
                                        ------------------------------------------------
  INVESTING ACTIVITIES:
  Investment in i-RealtyAuction.Com, Inc. (30,500)         0          (30,500)
                                        ------------------------------------------------
  Net Cash Used in Investing Activities   (30,500)         0          (30,500)
                                        ------------------------------------------------
  FINANCING ACTIVITIES:
  Proceeds from the issuance
   of common stock                            500          0           10,500
  Proceeds from Additional
   Paid in Capital                              0      1,000           99,950
  Proceed from shareholders' loan             100          0              100
                                        ------------------------------------------------
  Net Cash Provided By Financing Activities   600      1,000          110,600
                                        ------------------------------------------------
  Increase (decrease) in cash             (56,198)         0           20,562
                                        ------------------------------------------------
  Cash, Beginning of year                  76,760          0                0
                                        ------------------------------------------------
  Cash, End of year                  $     20,562     $    0      $    20,562
                                        ================================================

  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                 STATEMENT OF CASH FLOWS
  <P>
       FOR THE PERIOD FROM FEBRUARY 10, 1997 (INCEPTION)
                    TO MARCH 31, 2000
  <P>
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  <P>
  During the nine months ended March 31, 2000 and for the
  cumulative period February 10, 1997 (inception) through
  March 31, 2000, the Company did not pay or accrue any
  interest or taxes.
  <P>
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  <P>
  The Company entered into the following non-cash
  transactions:
  <P>
  During the nine months ended March 31, 2000, the Company
  issued 500,000 shares of common stock in connection with
  the formation and acquisition of its interest in the
  shares of i-RealtyAuction.Com, Inc.  The transaction was
  valued at $500.
  <P>
  During the period February 10, 1997 (inception) through
  June 30, 1999, the Company issued 9,550,000 post split
  shares to its founders and legal counsel for consulting
  and legal services valued at $1,500.
  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                       MARCH 31, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES
               ORGANIZATION
               ---------------------------------------
  <P>
  Global Realty Management Group, Inc. ("the Company") was
  incorporated on February 10, 1997 under the laws of the
  State of Florida.  The Company's primary objective is to
  position itself to take advantage of real estate
  management opportunities.  The Company intends to grow
  through internal development, strategic alliances and
  acquisitions of existing business.  The Company commenced
  its development stage operations during the fiscal year
  ended June 30, 1999.
  <P>
  INTERIM FINANCIAL STATEMENTS
  ----------------------------
  <P>
       The accompanying unaudited financial statements for
  the three and nine month periods ended March 31, 2000 and
  1999, have been prepared in accordance with generally
  accepted accounting principles for interim financial
  information with the instructions to Form 10QSB.
  Accordingly, they do not necessarily include all of the
  information and footnotes required by generally accepted
  accounting principles for complete financial statements.
  In the opinion of management, all adjustments (consisting
  of normal recurring adjustments) considered necessary for
  a fair presentation have been included.
  <P>
  USE OF ESTIMATES
  ----------------
  <P>
       The preparation of financial statements in
  conformity with generally accepted accounting principles
  requires management to make estimates and assumptions
  that affect the reported amounts of assets and
  liabilities and disclosures of contingent assets and
  liabilities as of the date of the financial statements.
  Accordingly, actual results could differ from those
  estimates.
  <P>
  CASH AND CASH EQUIVALENTS
  -------------------------
  <P>
       For purposes of reporting cash flows, the company
  considers all highly liquid investments purchased with an
  original maturity of three months or less to be cash
  equivalents.
  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
              NOTES TO FINANCIAL STATEMENTS
  <P>
                      MARCH 31, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               -----------------------------------------
  <P>
  CARRYING VALUES
  ---------------
  <P>
       The Company reviews the carrying values of its long-
  lived and identifiable intangible assets for possible
  impairment.  Whenever events or changes in circumstances
  indicate that the carrying amount of assets may not be
  recoverable, the Company will reduce the carrying value
  of the assets and charge operations in the period the
  impairment occurs.
  <P>
  INCOME TAXES
  -------------
  <P>
       The Company utilizes Statement of Financial
  Standards ("SFAS") No. 109, "Accounting for Income
  Taxes", which requires the recognition of deferred tax
  assets and liabilities for the expected future tax
  consequences of events that have been included in
  financial statements or tax returns.  Under this method,
  deferred income taxes are recognized for the tax
  consequences in future years of differences between the
  tax basis of assets and liabilities and their financial
  reporting amounts at each period end based on enacted tax
  laws and statutory tax rates applicable to the periods in
  which the differences are expected to affect taxable
  income.  Valuation allowances are established when
  necessary to reduce deferred tax assets to the amount
  expected to be realized.  The accompanying financial
  statements have no provisions for deferred tax assets or
  liabilities.
  <P>
  INVESTMENT
  ----------
  <P>
       The Company acquired a 30% interest in i-
  RealtyAuction.Com, Inc. and accounts for the investment
  under the equity method (Notes 4 and 8).  i-Realty-
  Auction.com was inactive during the nine month period
  ended March 31, 2000.
  <P>
  LOSS PER SHARE
  --------------
  <P>
       The Company has adopted SFAS No. 128 "Earnings Per
  Share".  Basic loss per share is computed by dividing the
  loss available to common shareholders by the weighted-
  average number of common shares outstanding.  Diluted
  loss per share is computed in a manner similar to the
  basic loss per share, except that the weighted-average
  number of shares outstanding is increased to include all
  common shares, including those with the potential to be
  issued by virtue of warrants, options, convertible debt
  and other such convertible instruments.  Diluted earnings
  per share contemplates a complete conversion to common
  shares of all convertible instruments only if they are
  dilutive in nature with regards to earnings per share.
  Since the Company has incurred losses for all periods,
  and since there are no convertible instruments, basic
  loss per share and diluted loss per share are the same.
  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
  <P>
                    MARCH 31, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  FAIR VALUE OF FINANCIAL INSTRUMENTS
  -----------------------------------
  <P>
       SFAS No. 107 "Disclosures about Fair Value of
  Financial Instruments" requires the disclosure of the
  fair value of financial instruments.  The Company's
  management, using available market information and other
  valuation methods, has determined the estimated fair
  value amounts.  However, considerable judgment is
  required to interpret market data in developing estimates
  of fair value.  Accordingly, the estimates presented
  herein are not necessarily indicative of the amounts the
  Company could realize in a current market exchange.
  <P>
  NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
               -----------------------------------------
  <P>
       In April, 1998, the American Institute of Certified
  Public Accountants issued Statement of Position No. 98-5,
  "Reporting for Costs of Start-Up Activities", ("SOP 98-
  5").  The Company is required to expense all start-up
  costs related to new operations as incurred.  In
  addition, all start-up costs that were capitalized in the
  past must be written off when SOP 98-5 is adopted.  The
  Company's adoption did not have a material impact on the
  Company's financial position or results of operations.
  <P>
       SFAS No. 133, "Accounting for Derivative Instruments
  and Hedging Activities", is effective for financial
  statements issued for fiscal years beginning after June
  15, 1999.  SFAS No. 133 establishes accounting and
  reporting standards for derivative instruments, including
  certain derivative instruments embedded in other
  contracts, and for hedging activities.  Management does
  not believe that SFAS No. 133 will have a material effect
  on its financial position or results of operations.
  <P>
       SFAS No. 134, "Accounting for Mortgage-Backed
  Securities Retained after The Securitization of Mortgage
  Loans Held for Sale by Mortgage Banking Enterprises", is
  effective for financial statements issued in the first
  fiscal quarter beginning after December 15, 1998.  This
  statement is not applicable to the Company.
  <P>
       SFAS No. 135, "Rescission of FASB Statement No. 75
  and Technical Corrections", is effective for financial
  statements issued for fiscal years beginning February,
  1999.  This statement is not applicable to the Company.
  <P>           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                    MARCH 31, 2000
  <P>
  NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING
               CONCERN MATTERS
               ----------------------------------------
  <P>
       The Company's initial activities have been devoted
  to developing a business plan, negotiating real estate
  management contracts and raising capital for future
  operations and administrative functions.
  <P>
       The ability of the Company to achieve its business
  objectives is contingent upon its success in raising
  additional capital until adequate revenues are realized
  from operations.
  <P>
  NOTE 4 -     INVESTMENT IN i-REALTY AUCTION.COM, INC.
               ----------------------------------------
  <P>
       During the nine month period ended March 31, 2000,
  the Company formed i-RealtyAuction.Com, Inc. along with
  another investor I-Incubator.Com, Inc., a related party.
  The Company issued 500,000 shares of its common stock to
  i-RealtyAuction.Com, Inc., valued at $500, and paid
  $30,000 for a 30% interest in i-RealtyAuction.Com, Inc.
  I-Incubator.Com, Inc. received a 70% interest in i-
  RealtyAuction.Com, Inc. in exchange for services valued
  at $700.  i-RealtyAuction.Com, Inc. is a development
  stage company and has not commenced operations.  i-
  RealtyAuction.Com, Inc. intends to market, auction and
  provide other related real estate transactions through an
  internet website.
  <P>
  NOTE 5 -     DEFERRED INCOME TAXES
               ---------------------
  <P>
       The Company has a carry-forward loss for income tax
  purposes of $73,489 as of March 31, 2000 that may be
  offset against future taxable income.  The carry-forward
  loss expires at various times through the year 2019.  Due
  to the uncertainty regarding the success of future
  operations, management has recorded a valuation allowance
  equal to 100% of the related deferred tax asset.
  <P>
  NOTE 6 -     ACCRUED EXPENSES
               -----------------
  <P>
            Accrued expenses consisted of the following:

                                                3/31/00                    6/30/99
                                             ----------------------------------------
            Accrued legal fees               $     9,751               $     10,000
            Accrued accounting fees                4,700                      3,000
                                             ----------------------------------------
                 Total accrued expenses           14,451               $     13,000
                                             ========================================

             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                NOTES TO FINANCIAL STATEMENTS
  <P>
                       MARCH 31, 2000
  <P>
  NOTE 7 -     STOCKHOLDERS' EQUITY
               ---------------------
  <P>
       The Company issued 100,000 restricted common shares
  each to Joseph Spitzer (President) and Michael D. Farkas
  (Vice President, Treasurer, Secretary), the Company's
  sole officers and directors, in consideration for
  management services valued at $1,000.  These individuals
  are deemed to be founders of the Company.
  <P>
       On March 25, 1999, the Directors authorized a
  forward split of 47,500 to 1 on its common stock.
  Immediately following the split the founders owned
  9,500,000 restricted common shares.
  <P>
       On March 26, 1999, the Company entered into a
  private offering of securities pursuant to Regulation D,
  Rule 504, promulgated by the Securities Act of 1933.
  Common stock was offered to non-accredited investors for
  cash consideration of $.20 per share.  500,000 shares
  were issued to 25 unaffiliated investors.  That offering
  is now closed.
  <P>
       In June 1999, the Company engaged legal counsel for
  services relating to SEC filings and related
  documentation.  The fees to be paid for these services
  are estimated to be $15,500.  In addition, the Company
  issued 50,000 shares of common stock (valued at $500) as
  additional payment for the services rendered.
  <P>
       On December 6, 1999 the Company issued 500,000
  restricted common shares in connection with the formation
  of I-RealtyAuction.Com, Inc. valued at par $500 (see Note
  4).
  <P>
  NOTE 8 -     RELATED PARTY TRANSACTIONS
               --------------------------
  <P>
       In April 1999, the Company agreed to reimburse Atlas
  Equity Group, Inc., a related party, $1,000 per month (on
  a month-to-month basis) for operating and administrative
  expenses.  Atlas Equity Group, Inc. is owned by Michael
  D. Farkas.  For the nine month period ended March 31,
  2000, $8,000 was expensed in the accompanying financial
  statements.
  <P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
             (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                     MARCH 31, 2000
  <P>
  NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
               -----------------------------------
  <P>
       In April, 1999 the Company agreed to reimburse
  Allstate Realty Associates, a related party, $500 per
  month (on a month-to-month basis) for operating and
  administrative expenses.  Allstate Realty Associates is
  owned by Joseph Spitzer.  For the nine month period ended
  March 31, 2000, $5,000 was expensed in the accompanying
  financial statements.
  <P>
  In December, 1999 the Company issued 500,000 shares of
  common stock and paid $30,000 in connection with the
  formation and acquisition of a 30% interest in i-
  RealtyAuction.com, Inc. 70% of i-RealtyAuction.Com, Inc.,
  is owned by i-Incubator.Com, Inc. a related party.  I-
  Incubator.Com, Inc. exchanged consulting services valued
  at $700 for its 70% interest in i-RealtyAuction.Com, Inc.
  <P>
  Item 2.  Management's Discussion and Analysis
  -----------------------------------------------
  <P>
  The following discussion and analysis should be read in
  conjunction with the financial statements of the Company
  and the accompanying notes appearing subsequently under
  the caption "Financial Statements."
  <P>
  The following discussion and analysis contains forward-
  looking statements, which involve risks and
  uncertainties.  The Company's actual results may differ
  significantly from the results, expectations and plans
  discussed in these forward-looking statements.
  <P>
  During the past years the Company has spent considerable
  time and capital resources defining and developing its
  strategic plan operating in the property management,
  development, construction, and leasing industries.
  The Company's operations have been devoted primarily to
  developing a business plan and raising capital for future
  operations and administrative functions.  The Company
  intends to grow through internal development, strategic
  alliances, and acquisitions of existing businesses.
  Because of uncertainties surrounding its development, the
  Company anticipates incurring development stage losses in
  the foreseeable future.  The ability of the Company to
  achieve its business objectives is contingent upon its
  success in raising additional capital until adequate
  revenues are realized from operations.
  <P>
  Development stage expenses during the nine months ended
  March 31, 2000 were greater than the comparable period of
  February 10, 1997 (Inception) through March 31, 1999,
  increasing from $36,805 to $64,989 or a 56.73% increase.
  The expenses incurred were primarily due to various
  consulting, managerial professional services in
  connection with its Form 10 filing and in connection with
  its pursuit of the Company's objectives.  This was in
  part the result of consulting and professional fees
  necessitated by operating in a public environment and an
  agreement between the Company and Atlas Equity Group,
  Inc. (Owned by Michael D. Farkas, a related party) for
  shared office and rent expenses.  On-going increases to
  development stage expenses are anticipated.
  <P>
  PART II. - OTHER INFORMATION
  <P>
  Item 1.  LEGAL PROCEEDINGS
       Not applicable
  <P>
  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
       Not applicable
  <P>
  Item 3.  DEFAULTS UPON SENIOR SECURITIES
       Not applicable
  <P>
  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
           HOLDERS
       Not applicable
  <P>
  Item 5.  OTHER INFORMATION
       None
  <P>
  Item 6.  EXHIBITS AND REPORTS OF FORM 8K
       None
  <P>
                      SIGNATURES
  <P>
  In accordance with the requirements of the Exchange Act,
  the registrant caused this report to be signed on its
  behalf by the undersigned, thereunto duly authorized.
  <P>
                      GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
  Date: August 9, 2000 /s/ Michael D. Farkas
                       ----------------------------------
                           Michael D. Farkas
                           Vice President & Treasurer
  <P>