Form 10KSB/A
period 1998-12-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2000-10-11
CIK 1085254

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
<P>
                    AMENDMENT NO. 1 TO
                       FORM 10-KSB
<P>
      Annual Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934
<P>
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
<P>
                  For Fiscal Year Ended
                      June 30, 2000
<P>
                Commission File #0-26187
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
    (Exact name of registrant as specified in its charter)
<P>
                         Florida
       (State or other jurisdiction of incorporation or
                      organization)
<P>
                        65-0735872
            (IRS Employer Identification Number)
<P>
701 Brickell Ave., Suite 3120, Miami, Florida       33131
(Address of principal executive offices )         (Zip Code)
<P>
                        (305)539-0900
      (Registrant's telephone no., including area code)
<P>
   (Former name, former address and former fiscal year, if
                changed since last report)
<P>
Securities registered pursuant to Section 12(b) of the Act:
<P>
                            None
<P>
Securities registered pursuant to Section 12(g) of the Act:
<P>
              Common Stock, $0.001 par value
<P>
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
<P>
                  Yes   [X]     No [   ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )
<P>
Revenues for year ended June 30, 2000: $0
<P>
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 31, 2000, was:
$5,275,000
<P>
Number of shares of the registrant's common stock outstanding as of August 31, 2000 was: 10,550,000
<P>
Transfer Agent as of August 31, 2000:
<P>
            American Registrar & Transfer Co.
            342 East 900 South
            Salt Lake City, Utah 84111
<P>
                      PART I
                      ------
<P>
Item 1.  Description of Business
--------------------------------
<P>
Business Development. We were incorporated under the name Global Realty Management Group, Inc. in the State of Florida on February 10, 1997.
<P>
We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.
<P>
Business of Issuer. We are a development stage company whose business is property management, development, construction and leasing. We will be responsible for not only collecting rent from our clients, but also maintaining the property and paying expenses relating to the property. In addition, the Company intends to manage residential and office properties owned by third parties and affiliated companies. There are numerous residential and office properties that compete with the Company in attracting tenants.
<P>
The Company's corporate offices are located at 701 Brickell Avenue, Suite 3120, Miami, Florida 33131. The Company's corporate staff consists of three persons, including two professionals experienced in all aspects of residential and commercial real estate. The Company's telephone number is
(305) 539-0900.
<P>
All of the management and leasing operations with respect to the properties as well as leasing operations with respect to a portion of the properties not owned by the Company will be conducted through a management company organized as a limited liability company ("Management LLC").
MANHATTAN OFFICE MARKET BACKGROUND
<P>
The term "Class B" is generally used in the Manhattan (New York City) office market to describe office properties which are more than 25 years old but which are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and obtain the highest rental rates within their markets.
<P>
A variety of tenants who do not require, desire or cannot afford Class A space are attracted to Class B office properties due to their prime locations, excellent amenities, distinguished architecture and relatively less expensive rental rates. Class B office space has historically attracted many smaller growth oriented firms and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, "new media" and publishing industries. In addition, several areas of Manhattan, including many in which particular trades or industries traditionally congregate, are dominated by Class B office space and contain no or very limited Class A office space. Examples of such areas include the Garment District, the Flatiron District, the areas immediately south and north of Houston Street ("Soho" and "Noho", respectively), Chelsea, and the area surrounding the United Nations. Businesses significantly concentrated in certain of these areas include those in the following industries: "new media", garment, apparel, toy, jewelry, interior decoration, antiques, gift ware, and UN-related businesses. The concentration of businesses creates strong demand for the available Class B office space in those locations.
<P>
The Company's management team intends to develop a comprehensive knowledge of the Manhattan Class B office market, an extensive network of tenant and other business relationships and experience in acquiring management contracts of underperforming office properties and repositioning them into profitable Class B properties through intensive full service management and leasing efforts.
<P>
The Company believes that the recovery of the New York commercial real estate market from the downturn of the late 1980's and early 1990's combined with the ongoing strength of the New York City economy will create an attractive environment for managing, operating and acquiring Class B office properties in Manhattan.
<P>
GROWTH STRATEGIES
<P>
The Company will seek to capitalize on current opportunities in the Class B Manhattan office market through (i) property acquisitions- acquire Class B office properties at significant discounts to replacement costs that provide attractive initial yields and the potential for cash flow growth, (ii) property repositioning - repositioning acquired properties that are underperforming through renovations, active management and pro-active leasing and (iii) integrated leasing and property management.
<P>
LEASING AND PROPERTY MANAGEMENT. The Company will seek to capitalize on management's extensive knowledge of the Class B Manhattan marketplace and the needs of the tenants therein by using a pro-active approach to leasing and management, which will include (i) the use of in-depth market research,
(ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing "Class A" tenant services. The Company believes pro-active leasing efforts have contributed to average occupancy rates at the Properties that are above the market average.
<P>
PROPERTY REPOSITIONING. The Company believes that there are a significant number of potential acquisitions that could greatly benefit from management's experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their sub-markets. Many Class B buildings are located in or near sub-markets which are undergoing major reinvestment and where the properties in these markets have low vacancy rates. Featuring unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in these properties poses an opportunity to the Company to meet market needs.
<P>
PROPERTY ACQUISITIONS. In acquiring properties, the Company believes that it will have the following advantages over its competitors: (i) enhanced access to capital as a public company, (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies) and (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions.
<P>
COMPETITION IN ITS MARKETPLACE
<P>
All of the properties initially will be located in highly developed areas of Manhattan and its suburbs that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next six largest central business district office markets in the United States combined. Of the total inventory of 379 million rentable square feet in Manhattan, approximately 172 million rentable square feet is comprised of Class B office space and 207 million rentable square feet is comprised of Cass A office space. Many tenants have been attracted to Class B properties in part because of their relatively less expensive rental rates (as compared to Class A properties) and the tightening of the Class A office market in midtown Manhattan. Consequently, an increase in vacancy rates and/or a decrease in rental rates for Class A office space would likely have an adverse effect on rental rates for Class B office space. Also, the number of competitive Class B office properties in Manhattan (some of which are newer and better located) could have a material adverse effect on the Company's ability to lease office space at its properties, and on the effective rents the Company is able to charge.
<P>
In addition, the Company will compete with other property owners that have greater resources than the Company. In particular, the Company may in the future compete with REITs which have been formed solely to own, operate and acquire Manhattan Class B office properties. In addition, the Company may face competition from other real estate companies (including REITs that currently invest in markets other than Manhattan) that have greater financial resources than the Company or that are willing to acquire properties in transactions which are more highly leveraged than the Company is willing to undertake. The Company also will face competition from other real estate companies that provide management, leasing and construction similar to those to be provided by the Company.
<P>
EMPLOYEES
<P>
At March 31, 2000, the Company employed a total of 2 persons on a full-time basis. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.
<P>
Item 2. Description of Property
-------------------------------
<P>
We currently sublease office space in a building located at 701 Brickell Avenue, Suite 3120, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is The Farkas Group, Inc. The Farkas Group, Inc. subleases the facility to Atlas Equity Group, Inc. which is wholly owned by Michael Farkas an affiliated individual. Atlas Equity Group, Inc. subleases the facility to us. The landlord is not affiliated with us. The present monthly rent is $1,000 which includes utilities and common charges. We believe that this space is sufficient for us at this time.
<P>
In addition, the Company subleases office space at 5420 13th Avenue, Brooklyn, NY 11219 from Allstate Realty Associates for $500 per month. Joseph Spitzer, our President, Chairman, Chief Executive Officer and Director is currently the President, Owner and founder of Allstate Realty Associates.
<P>
Item 3.  Legal Proceedings
--------------------------
<P>
The Company and its subsidiaries are not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.
<P>
Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
<P>
None.
<P>
                        PART II
<P>
Item 5. Market for Common Equity and Related Stockholder
        Matters
---------------------------------------------------------
<P>
On August 31, 2000, there were 22 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock does not exceeds 500. The Company's common stock is available for trading through electronic trading services via the OTC Bulletin Board.
<P>
The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through August 31, 2000 and as available through electronic trading services subsequent to such date.

                         Common Stock Bid
                         High     Low
                         ----     ---
     Fiscal Quarter      High     Low
                         ----     ---
     August 31, 2000     0.5000   0.3700
<P>
Dividends
---------
<P>
The Company does not intends to retain future earnings to
support the Company's growth. Any payment of cash dividends
in the future will be dependent upon: the amount of funds
legally available therefore; the Company's earnings;
financial condition; capital requirements; and other factors which the Board of Directors deems relevant.
<P>
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------
<P>
The following discussion and analysis should be read in
conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the
caption "Financial Statements."
<P>
The following discussion and analysis contains forward-
looking statements, which involve risks and uncertainties.
The Company's actual results may differ significantly from
the results, expectations and plans discussed in these
forward-looking statements.
<P>
During the past years the Company has spent considerable
time and capital resources defining and developing its
strategic plan operating in the property management,
development, construction, and leasing industries.
<P>
The Company's operations have been devoted primarily to
developing a business plan and raising capital for future
operations and administrative functions.  The Company
intends to grow through internal development, strategic
alliances, and acquisitions of existing businesses.  Because of uncertainties surrounding its development, the Company
anticipates incurring development stage losses in the
foreseeable future.  The ability of the Company to achieve
its business objectives is contingent upon its success in
raising additional capital until adequate revenues are
realized from operations.
<P>
Development stage expenses during the year ended June 30,
2000 were greater than the comparable period of February 10,
1997 (Inception) to June 30, 2000, increasing from $45,668
to $80,998 or a 56.38% increase.  The expenses incurred were primarily due to various consulting, managerial and
professional services in connection with its Form 10 filing
and in connection with its pursuit of the Company's
objectives.  This was in part the result of consulting and
professional fees necessitated by operating in a public
environment and an agreement between the Company and Atlas
Equity Group, Inc. (Owned by Michael D. Farkas, a related
party) for shared office and rent expenses.  On-going
increases to development stage expenses are anticipated.
<P>
Liquidity and Capital Resources
--------------------------------
<P>
Despite capital contributions and both related party and
third party loan commitments, the company from time to time
experienced, and continues to experience, cash flow
shortages that have slowed the Company's growth.
<P>
The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related
and third parties.  A significant portion of the funds
raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various
consulting fees.
<P>
The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future.
Management believes that additional funding will be
necessary in order for it to continue as a going concern.
The Company is investigating several forms of private debt
and/or equity financing, although there can be no assurances that the Company will be successful in procuring such
financing or that it will be available on terms acceptable
to the Company.
<P>
Year 2000 Impact Statement
--------------------------
<P>
The Company has analyzed operations in the property
management, development, construction, and leasing
industries to determine the needs of the Company to manage
residential and office properties.  The Company has
professionals experienced in all aspects of residential real estate, commercial real estate, management and development
agreements in the normal course of its business and believes those arrangements are sufficient to handle any minor issues that may arise as a result of the Year 2000, if any.  The
Company also intends to create hard copy of all year-end
accounting and management reports, in the ordinary course of business, which will serve as a back up of such data if
needed.
<P>
Item 7. Financial Statements
----------------------------
<P>
The financial statements of the Company, together with the
report of auditors, are included in this report after the
signature pages.
<P>
Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure
-----------------------------------------------------------
<P>
The Company's accountant is Salibello & Broder, C.P.A. of
New York City, New York.  The Company does not presently
intend to change accountants.  At no time has there been any disagreements with such accountants regarding any matter of
accounting principles or practices, financial statement
disclosure, or auditing scope or procedure.  The Company
initially engaged Salibello & Broder, C.P.A. to render
accounting services on          , 1999.
<P>
                        PART III
<P>
Item 9. Directors, Executive Officers, Promoters and Control
        Persons:   Compliance With Section 16(a) of the
        Exchange Act
-----------------------------------------------------------
<P>
The directors and officers of the Company and its
subsidiaries, as of August 31, 2000, are set forth below.
The directors hold office for their respective term and
until their successors are duly elected and qualified.
Vacancies in the existing Board are filled by a majority
vote of the remaining directors. The officers serve at the
will of the Board of Directors.
<P>

                            With Company
Name                  Age          Since          Director/Position
---------------------------------------------------------------------
Joseph Spitzer        44            1997          President, Chief Executive Officer,
                                                  Chairman and Director
<P>
Michael D. Farkas     28            1997          Executive Vice President, Chief
                                                  Financial Officer, Treasurer,
                                                  Secretary and Director

<P>
Joseph Spitzer, 44 years old, has served as our President/Chairman/ Chief Executive Officer and Director since inception in February, 1997. Mr. Spitzer is currently the President and Founder of Allstate Realty Associates and has been for the past 21 years. Allstate Realty Associates currently owns and manages 23 buildings with a combination of 2,100 rental and co-operative units and three commercial office buildings totaling in excess of 430,000 square feet. Mr. Spitzer specializes in stabilizing distressed properties and tenant/landlord relationships.
<P>
Michael D. Farkas, 28 years old, has served as our Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director since inception in February, 1997. Mr. Farkas is currently the Chairman and Chief Executive Officer of Wealthhound.com, Inc., a financial services portal, and President of Atlas Equity Group, Inc., a private investment bank. For the past five years, he has been an investment banker specializing in fund raising for telecommunications, information technology and high tech ventures. He has also specialized in mergers and acquisitions for various entrepreneurial companies and prior to that served as a financial consultant to several NYSE member firms including Paine Webber and Prudential Securities.
<P>
All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.
<P>
None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.
<P>
Certain Legal Proceedings
-------------------------
<P>
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.
<P>
Item 10. Executive Compensation
--------------------------------
<P>
The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending June 30, 2000, to executive officers who were serving as of fiscal year ending June 30, 2000, whose salary and bonus during fiscal year ending June 30, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.
<P>
Summary Compensation Table
<P>
Annual Compensation
<P>

Name and Principal Position     Year     Salary     Bonus      Restricted Stock Award
<P>
                                     None

<P>
Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.
<P>
Item 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
<P>
The following table sets forth as of August 31, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and
(iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.
<P>

                                       Number of Shares of
Name of Beneficial Owner/              Common Stock                       % of Beneficial
Identity of Group                      Beneficially Owned                 Ownership
------------------------------------------------------------------------------------------
Joseph Spitzer                         4,750,000 Common Shares                45.02%
<P>
Michael D. Farkas                      4,750,000 Common Shares                45.02%
<P>
All directors and executive
officers as a group (2 persons)        9,500,000 Common shares                90.05%

<P>
(1) The address of each person listed in the above table is c/o the Company, 701 Brickell Ave., Suite 3120, Miami, Florida 33131.
<P>
(2) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.
<P>
Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------
<P>
We currently sublease office space in a building located at 701 Brickell Avenue, Suite 3120, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is The Farkas Group, Inc. The Farkas Group, Inc. subleases the facility to Atlas Equity Group, Inc., an entity which is wholly owned by Michael Farkas an affiliated individual. Atlas Equity Group, Inc. subleases the facility to us. The landlord is not affiliated with us. The present monthly rent is $1,000 which includes utilities and common charges.
<P>
The Company also subleases office space at 5420 13th Avenue, Brooklyn, NY 11219 from Allstate Realty Associates for $500 per month. Allstate is an entity which is wholly owned by Joseph Spitzer, an affiliated individual.
<P>
We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company. Since inception, we have not entered into any transactions with promoters other than our founders Michael Farkas and Joseph Spitzer, who each received 4,750,000 of our shares of common stock.
<P>
Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.
<P>
                          PART IV
<P>
Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------
<P>
(a)   The following documents are filed as part of this
report:
<P>
1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.
<P>
2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.
<P>
3.  Exhibits:
<P>
The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.
<P>
3(i)      Certificate of Incorporation, as amended (1)
<P>
3.2       Bylaws, as amended (1)
<P>
27        Financial Data Schedule for fiscal year ended
          June 30, 2000
<P>
(1)       Incorporated by reference to the Registrant's
          Form 10-SB, filed on May 25, 1999
          (SEC File No. (000-26187).
<P>
(b)       Reports on Form 8-K
          We did not file any reports on Form 8-K for the quarter ended June 30, 2000.
<P>
                      SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
<P>
                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                        By:/s/ Michael D. Farkas
                        -----------------------------------
                         Michael D. Farkas
                         Executive Vice President, Chief
                         Financial Officer, Treasurer,
                         Secretary and Director
<P>
Dated: October 11, 2000
<P>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
<P>

Name                         Title                                         Date
/S/Joseph Spitzer            President, Chief Executive Officer,         October 11, 2000
---------------------------- Chairman and Director
<P>
/s/Michael Farkas            Executive Vice President, Chief             October 11, 2000
---------------------------- Financial Officer, Treasurer,
                             Secretary and Director
<P>


                       GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                          (A DEVELOPMENT STAGE COMPANY)
<P>
                              FINANCIAL STATEMENTS
<P>
                                  JUNE 30, 2000
<P>
                       GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                                TABLE OF CONTENTS
             INDEPENDENT AUDITORS' REPORT                      1
<P>
             BALANCE SHEETS                                    2
<P>
             STATEMENTS OF OPERATIONS                          3
<P>
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY     4-6
<P>
             STATEMENTS OF CASH FLOWS                          7-8
<P>
             NOTES TO FINANCIAL STATEMENTS                     9-18
<P>

               INDEPENDENT AUDITORS' REPORT
<P>
To the Stockholders and
Board of Directors
Global Realty Management Group, Inc.
(A Development Stage Company)
Miami, Florida
<P>
We have audited the accompanying balance sheets of Global Realty Management Group, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated Financial Statements of Global Realty Management Group, Inc. as of June 30, 1999 were audited by other auditors who report dated February 29, 2000, expressed on unqualified opinion on those statements.
<P>
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.
<P>
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Realty Management Group, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 in conformity with generally accepted accounting principles.
<P>
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.
<P>
Salibello & Broder
New York, NY
September 18, 2000
<P>
                           -1-

                     GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                       (A DEVELOPMENT STAGE COMPANY)
<P>
                              BALANCE SHEETS
<P>
                                   ASSETS
                                              June 30, 2000     June 30, 1999
                                              -------------------------------
CURRENT ASSETS:
<P>
Cash                                          $     2,733        $     76,760
Prepaid expenses                                    1,500               1,000
                                              --------------------------------
          Total Current Assets                      4,233              77,760
<P>
Organization costs, net                                 0                 678
Investment in i-Realty Auction.Com, Inc.           30,500                   0
                                              --------------------------------
TOTAL ASSETS                                  $    34,733        $     78,438
                                              ================================
<P>
                  LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES:
<P>
  Accounts payable and accrued expenses       $    14,587        $     13,124
                                              --------------------------------
     Total Current Liabilities                     14,587              13,124
<P>
STOCKHOLDERS' EQUITY:
<P>
  Common Stock, par value $.001 per share;
   50,000,000 shares authorized;10,550,000
   and 10,050,000 shares issued and
   outstanding, respectively                       10,550              10,050
  Additional paid-in capital                       99,950              99,950
  Deficit accumulated during the
   development stage                              (90,354)            (44,686)
                                              --------------------------------
       Total Stockholders' Equity                  20,146              65,314
                                              --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    34,733        $     78,438
                                              ================================
<P>
The accompanying notes are an integral part of these financial statements.

<P>
                                          -2-

                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                          (A DEVELOPMENT STAGE COMPANY)
<P>
                            STATEMENTS OF OPERATIONS
<P>
                                                                   FOR THE PERIOD
                                       YEAR ENDED                  FEBRUARY 10, 1997
                                         JUNE 30                   (INCEPTION) TO
                                     1999              2000        JUNE 30, 2000
                                    -----------------------------------------------------
DEVELOPMENT STAGE REVENUES          $     0          $       0       $        0
<P>
DEVELOPMENT STAGE EXPENSES:
<P>
  Organization Cost                 $     0          $     964       $      964
  Accounting                          3,000             19,300           22,300
  Advertising                           848                  0              848
  Bank charges                          130                  0              130
  Consulting fees                    10,000                  0           10,000
  Courier                                89                  0               89
  Licenses and taxes                    370              1,037            1,407
  Office expenses                     4,598             19,065           23,663
  Professional fees                  16,295              5,302           21,597
                                   ------------------------------------------------------
TOTAL DEVELOPMENT STAGE EXPENSES    (35,330)           (45,668)         (80,998)
                                   ------------------------------------------------------
     LOSS FOR THE PERIOD           $(35,330)          $(45,668)      $  (80,998)
                                   ======================================================
LOSS PER COMMON SHARE
<P>
     Basic                         $(0.0037)          $(0.0044)      $  (0.0082)
                                   ======================================================
Weighted-average number of
 common shares outstanding        9,500,000         10,332,787        9,787,905
                                  =======================================================
<P>
The accompanying notes are an integral part of these financial statements.

                                      -3-

                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                          (A DEVELOPMENT STAGE COMPANY)
<P>
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
<P>
          FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH JUNE 30, 2000
                                                                DEFICIT
                                                                ACCUMULATED
                                                 ADDITIONAL     DURING THE
                         COMMON STOCK            PAID-IN        DEVELOPMENT
                     SHARES          AMOUNT      CAPITAL        STAGE           TOTAL
                     -------------------------------------------------------------------
Balance,
February 10, 1997
 (inception)
                           0       $      0      $     0        $     0       $       0
Restricted common stock
 issued to related parties
 for consulting fees     200              0        1,000              0           1,000
<P>
Loss during development
 stage for the period
 February 10, 1997
 (inception) through
 June 30, 1997             0              0            0           (856)           (856)
                     --------------------------------------------------------------------
Balance, June 30, 1997
                         200              0        1,000           (856)            144
<P>
Loss during development
 stage for the year ended
 June 30, 1998             0              0            0              0               0
                     --------------------------------------------------------------------
<P>
Balance, June 30, 1998   200        $     0    $   1,000         $ (856)      $     144
                     ====================================================================
<P>
The accompanying notes are an integral part of these financial statements.
<P>
                                          -4-

<P>

                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                           (A DEVELOPMENT STAGE COMPANY)
<P>
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
<P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH
                          JUNE 30, 2000 (CONT'D)
                                                                DEFICIT
                                                                ACCUMULATED
                                                 ADDITIONAL     DURING THE
                         COMMON STOCK            PAID-IN        DEVELOPMENT
                     SHARES          AMOUNT      CAPITAL        STAGE           TOTAL
                     -------------------------------------------------------------------
Balance,
 June 30, 1998            200    $        0      $     1,000    $   (856)     $   144
<P>
March 25, 1999.
 Forward stock split
 47,500 to 1        9,499,800         9,500           (1,000)     (8,500)           0
<P>
Common stock issued
 to third parties in
 private offering     500,000           500           99,500           0      100,000
<P>
Common stock issued
 for legal services    50,000            50              450           0          500
<P>
Deficit accumulated
 during the development
 stage for the year
 ended June 30, 1999.       0             0                0     (35,330)     (35,330)
                      -------------------------------------------------------------------
Balance,
 June 30, 1999     10,050,000       $10,050        $  99,950    $(44,686)   $  65,314
                   ======================================================================
<P>
The accompanying notes are an integral part of these financial statements.
<P>
                                        -5-


                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                          (A DEVELOPMENT STAGE COMPANY)
<P>
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
<P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH JUNE 30, 2000 (CONT'D)
                                                                DEFICIT
                                                                ACCUMULATED
                                                 ADDITIONAL     DURING THE
                         COMMON STOCK            PAID-IN        DEVELOPMENT
                     SHARES          AMOUNT      CAPITAL        STAGE           TOTAL
                     -------------------------------------------------------------------
Balance,
 June 30, 1999      10,050,000    $    10,050    $    99,950    $    (44,686)   $  65,314
<P>
Restricted common stock
 issued to acquire
 I-RealtyAuction.Com,
 Inc.                  500,000            500              0               0          500
<P>
Deficit accumulated
 during the development
 stage for the year
 ended June 30, 2000         0              0              0         (45,668)     (45,668)
                    ----------------------------------------------------------------------
Balance,
 June 30, 2000      10,550,000     $   10,550    $    99,950     $   (90,354)   $  20,146
                    ======================================================================
<P>
The accompanying notes are an integral part of these financial statements.
<P>
                                      -6-


                         GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                           (A DEVELOPMENT STAGE COMPANY)
<P>
                             STATEMENTS OF CASH FLOWS
<P>
                           INCREASE (DECREASE IN CASH)
                                                                   FOR THE PERIOD
                                       YEAR ENDED                  FEBRUARY 10, 1997
                                         JUNE 30                   (INCEPTION) TO
                                     2000              1999        JUNE 30, 2000
                                    -----------------------------------------------------
OPERATING ACTIVITIES
Deficit accumulated during
 the development stage            $  (45,668)       $ (43,830)     $     (90,354)
<P>
Adjustments to reconcile net
 loss to net cash used by operations
<P>
(Increase) Decrease in
 Organization cost                       678            (678)                  0
(Increase) Decrease in
 prepaid expenses                       (500)         (1,000)             (1,500)
Increase (Decrease) in
 accounts payable and
 accrued expenses                      1,463          12,268              14,587
Accrued expenses                        -               -                   -
                                   ------------------------------------------------------
 Net Cash Used by
  Operating Activities              (44,027)         (33,240)            (77,267)
                                   ------------------------------------------------------
INVESTING ACTIVITIES:
<P>
Investment in
 I-RealtyAuction.Com, Inc.          (30,500)               0             (30,500)
                                   ------------------------------------------------------
 Net Cash Used for
  Investing Activities              (30,500)               0             (30,500)
                                   ------------------------------------------------------
FINANCING ACTIVITIES
<P>
Proceeds from the issuance
 of common stock                        500           10,050              10,550
Proceeds from Additional
 Paid in Capital                          0           99,950              99,950
                                   ------------------------------------------------------
 Net Cash Used for
  Financing Activities                  500          110,000             110,500
                                   ------------------------------------------------------
<P>
Increase (decrease) in cash         (74,027)          76,760               2,733
Cash, Beginning of year              76,760                0                   0
Cash, End of year               $     2,733     $     76,760         $     2,733
                                   ======================================================
<P>
The accompanying notes are an integral part of these financial statements.
<P>
                                   -7-
<P>

<P>
          GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
                STATEMENT OF CASH FLOWS
<P>
              INCREASE (DECREASE IN CASH)
<P>
      FOR THE PERIOD FROM FEBRUARY 10, 1997 (INCEPTION)
                   TO JUNE 30, 2000
<P>
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
<P>
During the year ended June 30, 2000 and for the cumulative period February 10, 1997 (inception) to June 30, 2000, the Company did not pay or accrue any interest.
<P>
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
<P>
The Company entered into the following non-cash
transactions:
<P>
During the year ended June 30, 2000, the Company issued 500,000 shares of common stock in connection with the formation and acquisition of its interest in the shares of I-RealtyAuction.Com, Inc. The transaction was valued at $500.
<P>
During the period February 10, 1997 (inception) through June 30, 1999, the Company issued 9,550,000 post split shares to its founders and legal counsel for consulting and legal services valued at $1,500.
<P>
The accompanying notes are an integral part of these
financial statements.
<P>
                            -8-
<P>
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                       JUNE 30, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
<P>
ORGANIZATION
------------
<P>
Global Realty Management Group, Inc. ("the Company") was incorporated on February 10, 1997 under the laws of the State of Florida. The Company's primary objective is to position itself to take advantage of real estate management opportunities. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company commenced its development stage operations during the fiscal year ended June 30, 1999.
<P>
USE OF ESTIMATES
----------------
<P>
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.
<P>
CASH AND CASH EQUIVALENTS
-------------------------
<P>
For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
<P>
CARRYING VALUES
---------------
<P>
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.
<P>
                         -9-
<P>
<P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
              NOTES TO FINANCIAL STATEMENTS
<P>
                       JUNE 30, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------
<P>
INCOME TAXES
------------
<P>
The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.
<P>
INVESTMENT
----------
<P>
The Company acquired a 30% interest in I-RealtyAuction.Com, Inc. and accounts for the investment under the equity method (Notes 4 and 8). I-Realty-Auction.com was inactive during the year ended June 30, 2000.
<P>
NET LOSS PER SHARE
------------------
<P>
The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all
<P>
                     -10-
<P>
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                      JUNE 30, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------
<P>
NET LOSS PER SHARE (CONT'D)
---------------------------
<P>
convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.
<P>
FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
<P>
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------
<P>
In June 1997, the Financial Accounting Standards Board ('FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.
<P>
In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment
<P>
                          -11-
<P>
<P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                     JUNE 30, 2000
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            (CONT'D)
--------------------------------------------------------
<P>
reporting in financial statements and is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.
<P>
In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.
<P>
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.
<P>
SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.
<P>
SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February, 1999. This statement is not applicable to the Company.
<P>
                        -12-
<P>
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                    JUNE 30, 2000
<P>
NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
             MATTERS
------------------------------------------------------------
<P>
The Company's initial activities have been devoted to developing a business plan, negotiating real estate management contracts and raising capital for future operations and administrative functions.
<P>
The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.
<P>
NOTE 4 -     OTHER ASSETS
-------------------------
<P>
During the year ended June 30, 2000, the Company formed I-RealtyAuction.Com, Inc. along with another investor I-Incubator.Com, Inc., a related party. The Company issued 500,000 shares of its common stock to
<P>
I-RealtyAuction.Com, Inc., valued at $500, and paid $30,000 for a 30% interest in I-RealtyAuction.Com, Inc. I-Incubator.Com, Inc. received a 70% interest in I-RealtyAuction.Com, Inc. in exchange for services valued at $700. I-RealtyAuction.Com, Inc. is a development stage company and has not commenced operations. I-RealtyAuction.Com, Inc. intends to market, auction and provide other related real estate transactions through an internet website.
<P>
NOTE 5 -     INCOME TAXES
-------------------------
<P>
No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At June 30, 2000 and June 30, 1999, the Company had net operating loss carryforwards ("NOL's") of $45,668 and $35,330, respectively, which will be available to reduce future taxable income and expense in the year ending June 30, 2015 and 2014, respectively.
<P>
In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                       June 30,         June 30,
                                         2000             1999
                                      ---------------------------
Deferred tax assets                  $     18,039     $    13,955
Valuation allowance                       (18,039)        (13,955)
                                     ------------------------------
<P>
Deferred tax asset, net              $       -        $      -
                                     ==============================

<P>
                                  -13-
<P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
            NOTES TO FINANCIAL STATEMENTS
<P>
                    JUNE 30, 2000
<P>
At June 30, 2000 and June 30, 1999, a valuation allowance
has provided and realization of the deferred tax benefit is
not likely.
<P>
The effective tax rate varies from the U.S. Federal
statutory tax rate for both the periods ended June 30, 2000
and June 30, 1999, principally due to the following
<P>
U.S. statutory tax rate     34%
State and local taxes       5.5
Valuation allowance        (39.5)
                           ------
Effective rate              - %
                           ======
<P>
NOTE 6 -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
---------------------------------------------------
<P>
Accounts Payable and accrued expenses at June 30, 2000 and June 30, 1999 consisted of the following:

                                       June 30,         June 30,
                                         2000             1999
                                      ---------------------------
Accounting fees                     $     7,000       $     3,000
Legal fees                                7,487            10,024
Due to shareholder                          100               100
                                       ---------------------------
<P>
Total accounts payable
 accrued expenses$                       14,587      $     13,124
                                       ===========================

<P>
                           -14-
          GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                    JUNE 30, 2000
<P>
NOTE 7 -     STOCKHOLDERS' EQUITY
---------------------------------
<P>
The Company issued 100,000 restricted common shares each to
Joseph Spitzer (President) and Michael D. Farkas (Vice
President, Treasurer, Secretary), the Company's sole
officers and directors, in consideration for management
services valued at $1,000.  These individuals are deemed to
be founders and affiliates of the Company.
<P>
On March 25, 1999, the Directors authorized a forward split
of 47,500 to 1 on its common stock.  Immediately following
the split the founders owned 9,500,000 restricted common
shares.
<P>
On March 26, 1999, the Company entered into a private
offering of securities pursuant to Regulation D, Rule 504,
promulgated by the Securities Act of 1933.  Common stock was offered to non-accredited investors for cash consideration
of $.20 per share.  500,000 shares were issued to 25
unaffiliated investors.  That offering is now closed.
<P>
In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation.  The fees to be paid for these services are estimated to be $15,500.
In addition, the Company issued 50,000 shares of common
stock (valued at $500) as additional payment for the
services performed.
<P>
On December 6, 1999 the Company issued 500,000 restricted
common shares in connection with the formation of I-
RealtyAuction.Com, Inc. valued at par $500 (see Note 4).
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS
---------------------------------------
<P>
In April 1999, the Company agreed to reimburse Atlas Equity
Group, Inc., a related party, $1,000 per month (on a month-
to-month basis) for operating and administrative expenses.
Atlas Equity Group, Inc. is owned by Michael D. Farkas.  For the year ended June 30, 2000 and 1999, $12,000 and $3,000
respectively, are included as expense in the accompanying
financial statements.
<P>
                           -15-
<P>
          GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
             (A DEVELOPMENT STAGE COMPANY)
<P>
            NOTES TO FINANCIAL STATEMENTS
<P>
                     JUNE 30, 2000
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
-----------------------------------------------
<P>
In April, 1999 the Company agreed to reimburse Allstate
Realty Associates, a related party, $500 per month (on a
month-to-month basis) for operating and administrative
expenses.  Allstate Realty Associates is owned by Joseph
Spitzer.  For the year ended June 30, 2000 and 1999, $6,000
and $1,500 respectively, are included as expense in the
accompanying financial statement.
<P>
In December, 1999 the Company issued 500,000 shares of
common stock and paid $30,000 in connection with the
formation and acquisition of a 30% interest in I-RealtyAuction.com, Inc. 70% of I-RealtyAuction.Com, Inc., is
owned by I-Incubator.Com, Inc. a related party.  I-
Incubator.Com, Inc. exchanged consulting services valued at
$700 for its 70% interest in I-RealtyAuction.Com, Inc.
<P>
Item 2.  Management's Discussion and Analysis
---------------------------------------------
<P>
The following discussion and analysis should be read in
conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the
caption "Financial Statements."
<P>
The following discussion and analysis contains forward-
looking statements, which involve risks and uncertainties.
The Company's actual results may differ significantly from
the results, expectations and plans discussed in these
forward-looking statements.
<P>
During the past years the Company has spent considerable
time and capital resources defining and developing its
strategic plan operating in the property management,
development, construction, and leasing industries.
<P>
The Company's operations have been devoted primarily to
developing a business plan and raising capital for future
operations and administrative functions.  The Company
intends to grow through internal development, strategic
alliances, and acquisitions of existing businesses.  Because of uncertainties surrounding its development, the Company
anticipates incurring development stage losses in the
foreseeable future.  The ability of the Company to achieve
its business objectives is contingent upon its success in
raising additional capital until adequate revenues are
realized from operations.
<P>
Development stage expenses during the year ended June 30,
2000 were greater than the comparable period of February 10,
1997 (Inception) to June 30, 2000, increasing from $45,668
to $80,998 or a 56.38% increase.  The expenses incurred were primarily due to various consulting, managerial and
professional services in connection with its Form 10 filing
and in connection with its pursuit of the Company's
objectives.  This was in part the result of consulting and
professional fees necessitated by operating in a public
environment and an agreement between the Company and Atlas
Equity Group, Inc. (Owned by Michael D. Farkas, a related
party) for shared office and rent expenses.  On-going
increases to development stage expenses are anticipated.
<P>
Liquidity and Capital Resources
--------------------------------
<P>
Despite capital contributions and both related party and
third party loan commitments, the company from time to time
experienced, and continues to experience, cash flow
shortages that have slowed the Company's growth.
<P>
The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related
and third parties.  A significant portion of the funds
raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various
consulting fees.
<P>
The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future.
Management believes that additional funding will be
necessary in order for it to continue as a going concern.
The Company is investigating several forms of private debt
and/or equity financing, although there can be no assurances that the Company will be successful in procuring such
financing or that it will be available on terms acceptable
to the Company.
<P>
Year 2000 Impact Statement
--------------------------
<P>
The Company has analyzed operations in the property management, development, construction, and leasing industries to determine the needs of the Company to manage residential and office properties. The Company has professionals experienced in all aspects of residential real estate, commercial real estate, management and development agreements in the normal course of its business and believes those arrangements are sufficient to handle any minor issues that may arise as a result of the Year 2000, if any. The
Company also intends to create hard copy of all year-end accounting and management reports, in the ordinary course of business, which will serve as a back up of such data if needed.
<P>