Form 10KSB
period 2000-06-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2000-10-11
CIK 1085254

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
<P>
                       FORM 10-KSB
<P>
      Annual Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934
<P>
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
<P>
                  For Fiscal Year Ended
                      June 30, 2000
<P>
                Commission File #0-26187
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
    (Exact name of registrant as specified in its charter)
<P>
                         Florida
       (State or other jurisdiction of incorporation or
                      organization)
<P>
                        65-0735872
            (IRS Employer Identification Number)
<P>
701 Brickell Ave., Suite 3120, Miami, Florida       33131
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