Form 10QSB
period 2000-09-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2000-11-13
CIK 1085254

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549
  <P>
                        Form 10-QSB
  <P>
                        (Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
  <P>
       For the quarterly period ended September 30, 2000.
  <P>
  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       EXCHANGE ACT
  <P>
  For the transition period from            to
  <P>
        Commission file number 000-30291
  <P>
              Global Realty Management Group, Inc.
            (Exact name of small business issuer
               as specified in its charter)

  Florida                                          65-0735872
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

  <P>
     701 Brickell Avenue, Suite 3120, Miami, FL 33131
         (Address of principal executive offices)
  <P>
                    (305) 539-0900
             (Issuer's telephone number)
  <P>
                    Not Applicable
   (Former name, former address and former fiscal year,
            if changed since last report)
  <P>
  Check whether the issuer (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.  Yes  X      No
  <P>
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS
  <P>
  Check whether the registrant filed all documents and
  reports required to be filed by Section 12, 13 or 15(d)
  of the Exchange Act after the distribution of securities
  under a plan confirmed by a court.  Yes    No
  <P>
           APPLICABLE ONLY TO CORPORATE ISSUERS
  Transitional Small Business Disclosure Format
  (Check one):
                      Yes        No
  <P>
  The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of November 8, 2000 was 10,550,000.
  <P>

           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
                       FORM 10QSB
  <P>
            PERIOD ENDED SEPTEMBER 30, 2000
  <P>
  PART 1
  <P>
  ITEM 1.     FINANCIAL STATEMENTS - GLOBAL REALTY
              MANAGEMENT GROUP, INC.(A DEVELOPMENT STAGE
              COMPANY) FOR THE THREE MONTHS ENDED -
              SEPTEMBER 30, 2000
  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
                      TABLE OF CONTENTS
  <P>

                                                  Page(s)
  Balance sheets
  Statements of operations
  Statements of stockholders' equity
  Statements of cash flows
  Notes to financial statements
  <P>

             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                       BALANCE SHEETS
  <P>
                          ASSETS

                                                     (Unaudited)
                                                 September 30, 2000    June 30, 1999
                                                ---------------------------------------
  CURRENT ASSETS:
  <P>
  Cash                                              $     1,203        $      2,733
  Prepaid expenses                                        1,500               1,500
                                                    ----------------------------------
  Total Current Assets                                    2,703               4,233
  <P>
  Investment in i-Realty Auction.Com, Inc.               30,500              30,500
                                                    ----------------------------------
  TOTAL ASSETS                                      $    33,203        $     34,733
  <P>
                LIABILITIES AND STOCKHOLDERS' EQUITY
  <P>
  CURRENT LIABILITIES:
  <P>
  Accounts payable and accrued expenses             $    21,839        $     14,587
                                                    ----------------------------------
  Total Current Liabilities                              21,839              14,587
  <P>
  STOCKHOLDERS' EQUITY:
  <P>
  Common Stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 and 10,050,000 shares issued and
  outstanding, respectively                              10,550             10,050
  Additional paid-in capital                             99,950             99,950
  Deficit accumulated during the development stage      (99,136)           (90,354)
                                                     ---------------------------------
  Total Stockholders' Equity                             11,364             20,146
                                                     ---------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $33,203         $   34,733
                                                     =================================
  <P>
  The accompanying notes are an integral part of these financial statements.
  <P>

  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                   STATEMENTS OF OPERATIONS
  <P>
                      (Unaudited)

                                                                  FOR THE PERIOD
                                        THREE MONTH ENDED         FEBRUARY 10, 1997
                                          SEPTEMBER 30,           (INCEPTION) TO
                                        2000        1999          SEPTEMBER 30, 2000
                      ------------------------------------------------------------------
  DEVELOPMENT STAGE REVENUES            $       0   $       0     $          0
  <P>
  DEVELOPMENT STAGE EXPENSES:
  <P>
     Organization cost                  $       0   $      40     $        964
     Accounting fees                        2,500       2,100           24,800
     Advertising                                0           0              848
     Bank Charges                               0           0              130
     Consulting fees                            0           0           10,000
     Courier                                  137           0              226
     Licenses and taxes                         0           0            1,407
     Office expenses                        4,530       4,500           28,193
     Legal fees                             1,615          50           23,212
                       -----------------------------------------------------------------
  TOTAL DEVELOPMENT
   STAGE EXPENSES                           8,782       6,690           89,780
                       -----------------------------------------------------------------
  LOSS FOR THE PERIOD                   $  (8,782) $   (6,690)    $    (89,780)
                      ==================================================================
  LOSS PER COMMON SHARE
  <P>
  Basic                                 $(0.00083) $ (0.00067)    $    (0.0091)
                      ==================================================================
  Diluted                                  N/A          N/A               N/A
                      ==================================================================
  Weighted-average
  number of
  common shares
  outstanding                          10,550,000  10,050,000        9,841,234
                      ==================================================================
  <P>
  The accompanying notes are an integral part of these financial statements.

  <P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
             (A DEVELOPMENT STAGE COMPANY)
     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  <P>
      FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION)
               THROUGH SEPTEMBER 30, 2000
  <P>

                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       ------------------------------------------------------------------
  Balance,
  February 10, 1997
  (inception)                0       $     0       $     0         $     0       $     0
  <P>
  Restricted common stock
  issued to related
  parties for
  consulting fees          200             0         1,000               0         1,000
  <P>
  Loss during development
  stage for the period
  February 10, 1997
  (inception) through
  June 30, 1997              0             0             0            (856)         (856)
                       ------------------------------------------------------------------
  Balance,
   June 30, 1997           200             0         1,000            (856)          144
  <P>
  Loss during development
  stage for the year
  ended June 30, 1998        0             0             0               0             0
                       ------------------------------------------------------------------
  Balance,
   June 30, 1998           200        $    0       $ 1,000        $   (856)       $  144
                       ==================================================================
  <P>
  The accompanying notes are an integral part of these financial statements.

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

                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       ------------------------------------------------------------------

  Balance,
   June 30, 1998           200        $    0       $  1,000       $   (856)       $  144
  <P>
  March 25, 1999
  Forward stock split
   47,500 to 1       9,499,800         9,500         (1,000)        (8,500)            0
  <P>
  Common stock issued
   to third parties
   in private
   offering            500,000           500         99,500              0       100,000
  <P>
  Common stock issued
   for legal services   50,000            50            450              0           500
  <P>
  Deficit accumulated
   during development
   stage for the year
   ended June 30, 1999       0             0              0        (35,330)      (35,330)
                    ---------------------------------------------------------------------
  Balance,
   June 30, 1999    10,050,000    $   10,050      $  99,950      $ (44,686)    $  65,314
                    =====================================================================
  <P>
  The accompanying notes are an integral part of these financial statements.
  <P>

  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
             (A DEVELOPMENT STAGE COMPANY)
  <P>
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  <P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION)
              THROUGH MARCH 31, 2000 (CONT'D)
  <P>
                    (Unaudited)
  <P>
                                                                   DEFICIT
                                                                   ACCUMULATED
                                                    ADDITIONAL     DURING THE
                             COMMON STOCK            PAID-IN       DEVELOPMENT
                        SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                       -----------------------------------------------------------------
  Balance,
   June 30, 1999     10,050,000   $     10,050   $     99,950    $  (44,686)   $ 65,314
  <P>
  Restricted common
  stock issued to
  acquire i-Realty
  Auction.Com, Inc.     500,000            500              0             0         500
  <P>
  Deficit accumulated
   during development
   stage for the
   year ended
   June 30, 2000              0              0              0       (45,668)    (45,668)
  <P>
  Deficit accumulated
   during the development
   stage for the three
   months ended
   September 30, 2000         0              0              0        (8,782)     (8,782)
                    --------------------------------------------------------------------
  Balance,
  September 31, 2000 10,550,000     $   10,550       $ 99,950      $(99,136)     11,364
                     ====================================================================
  <P>
  The accompanying notes are an integral part of these financial statements.
  <P>

  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                  STATEMENTS OF CASH FLOWS
  <P>
                       (Unaudited)

                                                                 FOR THE PERIOD
                                           THREE MONTHS ENDED    FEBRUARY 10, 1997
                                            SEPTEMBER 30,        (INCEPTION) TO
                                           2000         1999     SEPTEMBER 30, 2000
                                        ------------------------------------------------
  OPERATING ACTIVITIES:
  Deficit accumulated during
   the development stage                $  (8,782)  $ (6,691)    $     (99,136)
  <P>
  Adjustments to reconcile
   net loss to net cash
   used by operations:
  (Increase) Decrease in
   Organization cost                            0         40                 0
  (Increase) Decrease in
   prepaid expenses                             0      1,000            (1,500)
  Increase (Decrease) in
   accounts payable and
   Accrued expenses                         7,252         76            21,839
                                        ------------------------------------------------
  Net Cash Used by Operating Activities    (1,530)    (5,575)          (78,797)
                                        ------------------------------------------------
  INVESTING ACTIVITIES:
  Investment in i-RealtyAuction.Com, Inc.       0          0           (30,500)
                                        ------------------------------------------------
  Net Cash Used in Investing Activities         0          0           (30,500)
                                        ------------------------------------------------
  FINANCING ACTIVITIES:
  Proceeds from the issuance
   of common stock                              0          0            10,500
  Proceeds from Additional
   Paid in Capital                              0          0            99,950
                                        ------------------------------------------------
  Net Cash Provided By Financing Activities     0          0           110,500
                                        ------------------------------------------------
  Increase (decrease) in cash              (1,530)    (5,575)            1,203
                                        ------------------------------------------------
  Cash, Beginning of year                   2,733     76,760                 0
                                        ------------------------------------------------
  Cash, End of quarter                $     1,203   $ 71,185     $       1,203
                                        ================================================
  <P>
  The accompanying notes are an integral part of these
  financial statements.
  <P>

  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                 STATEMENT OF CASH FLOWS
  <P>
       FOR THE PERIOD FROM FEBRUARY 10, 1997 (INCEPTION)
                    TO MARCH 31, 2000
  <P>
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  <P>
  During the three months ended September 30, 2000 and
  1999, and for the cumulative period February 10, 1997
  (inception) through September 30, 2000, the Company did
  not pay or accrue any interest or taxes.
  <P>
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  <P>
  The Company entered into the following non-cash
  transactions:
  <P>
  During the period February 10, 1997 (inception through
  September 30, 2000, the Company issued 500,000 shares of
  common stock in connection with the formation and
  acquisition of its interest in the shares of i-RealtyAuction.
  Com, Inc.  The transaction was valued at
  $500.
  <P>
  During the period February 10, 1997 (inception) through
  September 30, 1999, the Company issued 9,550,000 post
  split shares to its founders and legal counsel for
  consulting and legal services valued at $1,500.
  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                   SEPTEMBER 30, 2000
  <P>
  NOTE 1 -  NATURE OF ORGANIZATION AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------------
  <P>
  ORGANIZATION
  ------------
  <P>
  Global Realty Management Group, Inc. ("the Company") was
  incorporated on February 10, 1997 under the laws of the
  State of Florida.  The Company's primary objective is to
  position itself to take advantage of real estate
  management opportunities.  The Company intends to grow
  through internal development, strategic alliances and
  acquisitions of existing business.  The Company commenced
  its development stage operations during the fiscal year
  ended June 30, 1999.
  <P>
  USE OF ESTIMATES
  ----------------
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles requires
  management to make estimates and assumptions that affect
  the reported amounts of assets and liabilities and
  disclosures of contingent assets and liabilities as of
  the date of the financial statements.  Accordingly,
  actual results could differ from those estimates.
  <P>
  CASH AND CASH EQUIVALENTS
  --------------------------
  <P>
  For purposes of reporting cash flows, the company
  considers all highly liquid investments purchased with an
  original maturity of three months or less to be cash
  equivalents.
  <P>
  CARRYING VALUES
  ---------------
  <P>
  The Company reviews the carrying values of its long-lived
  and identifiable intangible assets for possible
  impairment.  Whenever events or changes in circumstances
  indicate that the carrying amount of assets may not be
  recoverable, the Company will reduce the carrying value
  of the assets and charge operations in the period the
  impairment occurs.
  <P>
  GLOBAL REALTY MANAGEMENT GROUP, INC
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                   SEPTEMBER 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ----------------------------------------
  <P>
  INCOME TAXES
  ------------
  <P>
       The Company utilizes Statement of Financial
  Standards ("SFAS") No. 109, "Accounting for Income
  Taxes", which requires the recognition of deferred tax
  assets and liabilities for the expected future tax
  consequences of events that have been included in
  financial statements or tax returns.  Under this method,
  deferred income taxes are recognized for the tax
  consequences in future years of differences between the
  tax basis of assets and liabilities and their financial
  reporting amounts at each period end based on enacted tax
  laws and statutory tax rates applicable to the periods in
  which the differences are expected to affect taxable
  income.  Valuation allowances are established when
  necessary to reduce deferred tax assets to the amount
  expected to be realized.  The accompanying financial
  statements have no provisions for deferred tax assets or
  liabilities.
  <P>
  INVESTMENT
  ----------
  <P>
       The Company acquired a 30% interest in i-RealtyAuction.Com,
  Inc. and accounts for the investment under the equity method
  (Notes 4 and 8).  i-Realty-Auction.com was inactive during the three month period ended September 30, 2000.
  <P>
  NET LOSS PER SHARE
  -------------------
  <P>
       The Company has adopted SFAS No. 128 "Earnings Per
  Share".  Basic loss per share is computed by dividing the
  loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted
  loss per share is computed in a manner similar to the
  basic loss per share, except that the weighted-average
  number of shares outstanding is increased to include all
  common shares, including those with the potential to be
  issued by virtue of warrants, options, convertible debt
  and other such convertible instruments.  Diluted earnings
  per share contemplates a complete conversion to common
  shares of all convertible instruments only if they are
  dilutive in nature with regards to earnings per share.
  Since the Company has incurred losses for all periods,
  and since there are no convertible instruments, basic
  loss per share and diluted loss per share are the same.
  <P>
              GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
              NOTES TO FINANCIAL STATEMENTS
  <P>
                   SEPTEMBER 30, 2000
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
               ---------------------------------------
  <P>
  FAIR VALUE OF FINANCIAL INSTRUMENTS
  -----------------------------------
  <P>
  SFAS No. 107 "Disclosures about Fair Value of
  Financial Instruments" requires the disclosure of the
  fair value of financial instruments.  The Company's
  management, using available market information and other
  valuation methods, has determined the estimated fair
  value amounts.  However, considerable judgment is
  required to interpret market data in developing estimates
  of fair value.  Accordingly, the estimates presented
  herein are not necessarily indicative of the amounts the
  Company could realize in a current market exchange.
  <P>
  NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
               ------------------------------------------
  <P>
  In April, 1998, the American Institute of Certified
  Public Accountants issued Statement of Position No. 98-5,
  "Reporting for Costs of Start-Up Activities", ("SOP 98-5").
  The Company is required to expense all start-up
  costs related to new operations as incurred.  In
  addition, all start-up costs that were capitalized in the
  past must be written off when SOP 98-5 is adopted.  The
  Company's adoption did not have a material impact on the
  Company's financial position or results of operations.
  <P>
  SFAS No. 133, "Accounting for Derivative Instruments
  and Hedging Activities", is effective for financial
  statements issued for fiscal years beginning after June
  15, 1999.  SFAS No. 133 establishes accounting and
  reporting standards for derivative instruments, including
  certain derivative instruments embedded in other
  contracts, and for hedging activities.  Management does
  not believe that SFAS No. 133 will have a material effect
  on its financial position or results of operations.
  <P>
  SFAS No. 134, "Accounting for Mortgage-Backed Securities
  Retained after The Securitization of Mortgage Loans Held
  for Sale by Mortgage Banking Enterprises", is effective
  for financial statements issued in the first fiscal
  quarter beginning after December 15, 1998.  This
  statement is not applicable to the Company.
  <P>
  SFAS No. 135, "Rescission of FASB Statement No. 75
  and Technical Corrections", is effective for financial
  statements issued for fiscal years beginning February,
  1999.  This statement is not applicable to the Company.
  <P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
              (A DEVELOPMENT STAGE COMPANY)
  <P>
              NOTES TO FINANCIAL STATEMENTS
  <P>
                    SEPTEMBER 30, 2000
  <P>
  NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING
               CONCERN MATTERS
               ----------------------------------------
  <P>
       The Company's initial activities have been devoted
  to developing a business plan, negotiating real estate
  management contracts and raising capital for future
  operations and administrative functions.
  <P>
       The ability of the Company to achieve its business
  objectives is contingent upon its success in raising
  additional capital until adequate revenues are realized
  from operations.
  <P>
  NOTE 4 -     OTHER ASSETS
               ------------
  <P>
       During the year ended June 30, 2000, the Company
  formed I-RealtyAuction.Com, Inc. along with another
  investor I-Incubator.Com, Inc., a related party.  The
  Company issued 500,000 shares of its common stock to I-Realty
  Auction.Com, Inc., valued at $500, and paid $30,000
  for a 30% interest in I-RealtyAuction.Com, Inc.  I-Incubator.
  Com, Inc. received a 70% interest in I-RealtyAuction.Com, Inc.
  in exchange for services valued at $700.  I-RealtyAuction.Com,
  Inc. is a development stage company and has not commenced
  operations. I-RealtyAuction.Com, Inc. intends to market, auction and provide other related real estate transactions through an internet website.
  <P>
  NOTE 5 -     INCOME TAXES
               ------------
  <P>
       No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the three month period ended September 30, 2000 and year ended June 30, 2000, the Company had net operating loss carryforwards
  ("NOL's") of $8,782 and $45,668, respectively, which will be available to reduce future taxable income and expense in the year ending September 30 and June 30, 2015 respectively.
  <P>
       In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                               September 30,               June 30,
                                   2000                     2000
                               --------------------------------------
  Deferred tax assets          $     3,469          $     18,039
  Valuation allowance               (3,469)              (18,039)
                               --------------------------------------
  Deferred tax asset, net      $      -             $       -
                               ======================================

  <P>
  INCOME TAXES (continued)
  -------------------------
  <P>
  At September 30, 2000 and June 30, 2000, a valuation
  allowance has been provided and realization of the
  deferred tax benefit is not likely.
  <P>
  The effective tax rate varies from the U.S. Federal
  statutory tax rate for both the three month periods ended
  September 30, 2000 and 1999, principally due to the
  following:
  <P>
  U.S. statutory tax rate             34.0%
  State and local taxes                5.5
  Valuation                          (39.5)
                                    --------
  Effective rate                        - %
                                    ========
  <P>
  NOTE 6 -     ACCOUNTS PAYABLE & ACCRUED EXPENSES
               -----------------------------------
  <P>
            Accounts payable and accrued expenses at September 30, 2000 & June 30, 2000 respectively consisted of the following:

                                          September 30,          June 30,
                                               2000                2000
                                          ---------------------------------
                 Accounting fees          $     9,500          $     7,000
                 Legal fees                     9,103                7,487
                 Operating Expenses             3,136                 -
                 Due to Shareholders              100                  100
                                          ---------------------------------
                                          $    21,839          $    14,587
                                          =================================

  <P>
              GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
                 (A DEVELOPMENT STAGE COMPANY)
  <P>
                 NOTES TO FINANCIAL STATEMENTS
  <P>
                      SEPTEMBER 30, 2000
  <P>
  NOTE 7 -     STOCKHOLDERS' EQUITY
               --------------------
  <P>
       The Company issued 100,000 restricted common shares each to Joseph Spitzer (President) and Michael D. Farkas (Vice President, Treasurer, Secretary), the Company's
  sole officers and directors, in consideration for management services valued at $1,000. These individuals are deemed to be founders of the Company.
  <P>
       On March 25, 1999, the Directors authorized a
  forward split of 47,500 to 1 on its common stock. Immediately following the split the founders owned 9,500,000 restricted common shares.
  <P>
       On March 26, 1999, the Company entered into a
  private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to non-accredited investors for cash consideration of $.20 per share. 500,000 shares were issued to 25 unaffiliated investors.  That offering
  is now closed.
  <P>
       In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. The fees to be paid for these services are estimated to be $15,500. In addition, the Company issued 50,000 shares of common stock (valued at $500) as additional payment for the services rendered.
  <P>
       On December 6, 1999 the Company issued 500,000 restricted common shares in connection with the formation of I-RealtyAuction.Com, Inc. valued at par $500 (see Note
  4).
  <P>
  NOTE 8 -     RELATED PARTY TRANSACTIONS
               --------------------------
  <P>
       In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
  D. Farkas. For the three month periods ended September 30, 2000 and 1999, $3,000 and $3,000 respectively, are included as expense in the accompanying financial
  statements.
  <P>
             GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
               NOTES TO FINANCIAL STATEMENTS
  <P>
                   SEPTEMBER 30, 2000
  <P>
  NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
               -----------------------------------
  <P>
       In April, 1999 the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the three month period ended September 30, 2000 and 1999 $1,500 and $1,500
  respectively, are included as expense in the accompanying
  financial statement.
  <P>
  In December, 1999 the Company issued 500,000 shares of common stock and paid $30,000 in connection with the formation and acquisition of a 30% interest in I-Realty Auction.com, Inc. 70% of i-RealtyAuction.Com, Inc.,
  is owned by I-Incubator.Com, Inc. a related party. I-Incubator.Com, Inc. exchanged consulting services valued at $700 for its 70% interest in I-RealtyAuction.Com, Inc.
  <P>
  NOTE 9 -     SUBSEQUENT EVENTS
               -----------------
  <P>
  On October 6 and November 2, 2000 the company borrowed $15,000 and $4,500, respectively from Ostonian Securities Limited. The borrowings bear interest of 8 1/4 % per annum. Interest and principal balances are due on
  October 5 and November 1, 2001, respectively. Michael D. Farkas is an advisor to Ostonian Securities.
  <P>
  Item 2.  Management's Discussion and Analysis
  ----------------------------------------------
  <P>
  The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."
  <P>
  The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.
  <P>
  During the past years the Company has spent considerable time and capital resources defining and developing its strategic plan operating in the property management, development, construction, and leasing industries.
  <P>
  The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.
  <P>
  Development stage expenses during the three months ended September 30, 2000 were $8,782 as compared to $6,690 for the period ended September 30, 1999. For the period of February 10, 1997 (Inception) through September 30, 2000 development stage expenses totaled $89,780. The expenses incurred were primarily due to various consulting, managerial professional services in connection with its Form 10 filing and in connection with its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. On-going increases to development stage expenses are anticipated.
  <P>
  Liquidity and Capital Resources
  ---------------------------------
  <P>
  Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.
  <P>
  The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.
  <P>
  The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.
  <P>
  Year 2000 Impact Statement
  --------------------------
  <P>
  The Company has analyzed operations in the property management, development, construction, and leasing industries to determine the needs of the Company to manage residential and office properties.  The Company
  has professionals experienced in all aspects of residential real estate, commercial real estate, management and development agreements in the normal course of its business and believes those arrangements
  are sufficient to handle any minor issues that may arise as a result of the Year 2000, if any. The Company also intends to create hard copy of all year-end accounting and management reports, in the ordinary course of business, which will serve as a back up of such data if needed.
  <P>
  PART II. - OTHER INFORMATION
  <P>
  Item 1.  LEGAL PROCEEDINGS
           Not applicable
  <P>
  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
           Not applicable
  <P>
  Item 3.  DEFAULTS UPON SENIOR SECURITIES
           Not applicable
  <P>
  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
           HOLDERS
           Not applicable
  <P>
  Item 5.  OTHER INFORMATION
           None
  <P>
  Item 6.  EXHIBITS AND REPORTS OF FORM 8K
           None
  <P>
                      SIGNATURES
  <P>
  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
  <P>
                      GLOBAL REALTY MANAGEMENT GROUP, INC.
  <P>
                       /s/ Joseph Spitzer
                       ----------------------------------
                           Joseph Spitzer
                           President & CEO
  Date: November 9, 2000
  <P>
                       /s/ Michael D. Farkas
                       ----------------------------------
                           Michael D. Farkas
                           Vice President & Treasurer
  <P>
  Date: November 9, 2000
  <P>