Form 10QSB
period 2000-12-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-02-20
CIK 1085254

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549
<P>
                      Form 10-QSB
<P>
                      (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
<P>
     For the quarterly period ended December 31, 2000.
<P>
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT
<P>
For the transition period from            to
<P>
      Commission file number 000-30291
<P>
            Global Realty Management Group, Inc.
          (Exact name of small business issuer
             as specified in its charter)

Florida                                          65-0735872
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

<P>
   1221 Brickell Avenue, Suite 900, Miami, FL 33131
       (Address of principal executive offices)
<P>
                  (305) 539-0900
           (Issuer's telephone number)
<P>
                  Not Applicable
 (Former name, former address and former fiscal year,
          if changed since last report)
<P>
Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
<P>
   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
      PROCEEDINGS DURING THE PRECEDING FIVE YEARS
<P>
Check whether the registrant filed all documents and
reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes    No
<P>
         APPLICABLE ONLY TO CORPORATE ISSUERS
Transitional Small Business Disclosure Format
(Check one):
                    Yes        No
<P>
The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of February 14, 2001 was 10,550,000.
<P>
         GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
                     FORM 10QSB
<P>
          PERIOD ENDED DECEMBER 31, 2000
<P>
PART 1
<P>
ITEM 1.
<P>
              (A DEVELOPMENT STAGE COMPANY)
<P>
                 FINANCIAL STATEMENTS
<P>
        FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
<P>

                        GLOBAL REALTY MANAGEMENT GROUP, INC.
                           (A DEVELOPMENT STAGE ENTITY)
<P>
                               TABLE OF CONTENTS
                                                                Page
<P>
FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS
ENDED DECEMBER 31, 2000 AND AS OF JUNE 30, 2000 AND
FOR THE PERIODS FEBRUARY 10, 1997 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2000 AND FOR THE SIX MONTHS
ENDED DECEMBER 31, 2000:
<P>
BALANCE SHEETS                                                    2
<P>
STATEMENTS OF OPERATIONS                                          3
<P>
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)           4 - 6
<P>
STATEMENTS OF CASH FLOWS                                          7 - 8
<P>
NOTES TO FINANCIAL STATEMENTS                                     9 - 15
<P>
                           -1-

                          GLOBAL REALTY MANAGEMENT GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                                 BALANCE SHEETS
ASSETS                                           December 31, 2000
                                                   (Unaudited)        June 30, 2000
                                              ---------------------------------------
CURRENT ASSETS:
<P>
Cash                                            $     1,477          $     2,733
Prepaid expenses                                          0                1,500
                                              ---------------------------------------
          Total Current assets                        1,477                4,233
<P>
     INVESTMENT IN I-REALTY AUCTION.COM, INC.             0               30,500
                                              ---------------------------------------
TOTAL ASSETS                                    $     1,477          $    34,733
                                              =======================================
<P>
LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES:
<P>
    Accounts payable & accrued expenses         $     6,064          $    14,587
    Notes payable                                    23,500                    0
                                              ---------------------------------------
     Total Current liabilities                       29,564               14,587
<P>
STOCKHOLDERS' EQUITY (DEFICIT):
<P>
     Common Stock, par value $.001 per share;
     50,000,000 shares authorized;
     10,550,000 shares issued and outstanding
     at December 31, 2000 and June 30, 2000,
     respectively                                    10,550               10,550
     Additional paid-in capital                      99,950               99,950
     Deficit accumulated during the
      development stage                            (138,587)             (90,354)
                                             ---------------------------------------
       Total Stockholders' equity (deficit)         (28,087)              20,146
                                             ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $     1,477         $     34,733
                                             =======================================
<P>
      The accompanying notes are an integral part of these financial statements.
<P>
                                            -2-

                           GLOBAL REALTY MANAGEMENT GROUP, INC.
                              (A DEVELOPMENT STAGE COMPANY)
<P>
                                STATEMENTS OF OPERATIONS
                                FOR THE THREE       FOR THE SIX MONTH     FROM THE PERIOD
                                MONTH PERIOD            ENDED            FEBRUARY 10, 1997
                                DECEMBER 31,          DECEMBER 31,     (DATE OF INCEPTION)
                              2000         1999     2000       1999   TO DECEMBER 31, 2000
                            --------------------------------------------------------------
DEVELOPMENT STAGE REVENUES    $     0     $     0  $      0    $            $
                            --------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Organization cost              0           0         0            679            964
     Accounting fees            2,553       7,000     5,053          9,100         27,353
     Advertising                    0           0         0              0            848
     Bank charges                  36           0        36              0            166
     Consulting fees                0           0         0              0         10,000
     Courier                        0           0       136              0            226
     Interest expense             369           0       369              0            369
     Licenses and taxes           190         135       190            135          1,597
     Office expenses            4,550       5,460     9,080         10,000         32,742
     Legal fees                 1,254         292     2,869            342         24,466
                           ---------------------------------------------------------------
TOTAL DEVELOPMENT STAGE
 EXPENSES                       8,952      12,887    17,733         20,256         98,731
<P>
Loss on investment in
 unconsolidated subsidiary     30,500           0    30,500              0         30,500
                           ---------------------------------------------------------------
     LOSS FOR THE PERIOD       39,452      12,887    48,233         20,256        129,231
                           ===============================================================
LOSS PER COMMON SHARE
<P>
     Basic             $     (0.0037) $   (0.0013) $(0.0046)   $   (0.0020)   $   (0.0131)
                           ===============================================================
Diluted                        N/A           N/A       N/A           N/A            N/A
                           ===============================================================
Weighted-average number of
 common shares
 outstanding              10,550,000   10,117,935  10,550,000   10,117,935      9,848,631
                          ================================================================
<P>
          The accompanying notes are an integral part of these financial statements
<P>
                                            -3-

                           GLOBAL REALTY MANAGEMENT GROUP, INC.
                             (A DEVELOPMENT STAGE COMPANY)
<P>
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
<P>
           FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH DECEMBER 31, 2000
                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------
Balance,
February 10, 1997
(inception)                0       $     0       $     0         $     0       $     0
<P>
Restricted common stock
issued to related
parties for
consulting fees          200             0         1,000               0         1,000
<P>
Deficit accumulated
during development
stage for the period
February 10, 1997
(inception) through
June 30, 1997              0             0             0            (856)         (856)
                     ------------------------------------------------------------------
Balance,
 June 30, 1997           200             0         1,000            (856)          144
<P>
Deficit accumulated
during development
stage for the year
ended June 30, 1998        0             0             0               0             0
                     ------------------------------------------------------------------
Balance,
 June 30, 1998           200        $    0       $ 1,000        $   (856)       $  144
                     ==================================================================
<P>
         The accompanying notes are an integral part of these financial statements.
<P>
                                             -4-

                          GLOBAL REALTY MANAGEMENT GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
<P>
   FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH DECEMBER 31, 2000 CONT'D)
                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
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

                         GLOBAL REALTY MANAGEMENT GROUP, INC.
                             (A DEVELOPMENT STAGE COMPANY)
<P>
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
<P>
        FOR THE PERIOD FEBRUARY 10, 1997 (INCEPTION) THROUGH DECEMBER 31, 2000
                                                                 DEFICIT
                                                                 ACCUMULATED
                                                  ADDITIONAL     DURING THE
                           COMMON STOCK            PAID-IN       DEVELOPMENT
                      SHARES         AMOUNT        CAPITAL       STAGE           TOTAL
                     ------------------------------------------------------------------
Balance,
 June 30, 1999     10,050,000   $     10,050   $     99,950    $  (44,686)   $  65,314
<P>
Restricted common
stock issued to
acquire i-Realty
Auction.Com, Inc.     500,000            500              0             0          500
<P>
Deficit accumulated
 during development
 stage for the
 year ended
 June 30, 2000              0              0              0       (45,668)     (45,668)
                     -------------------------------------------------------------------
Balance,
 June 30, 2000     10,550,000         10,550         99,950       (90,354)      20,146
<P>
Deficit accumulated
 during the development
 stage for the six
 months ended
 December 31, 2000          0              0              0       (48,233)     (48,233)
                  ---------------------------------------------------------------------
Balance,
December 31, 2000  10,550,000     $   10,550       $ 99,950     $(138,587)   $ (28,087)
                   ====================================================================
<P>
       The accompanying notes are an integral part of these financial statements.
<P>
                                           -6-

                         GLOBAL REALTY MANAGEMENT GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
<P>
                              STATEMENTS OF CASH FLOWS
                                                               FOR THE PERIOD
                                         SIX MONTHS ENDED     FEBRUARY 10, 1997
                                          DECEMBER 31,        (INCEPTION) TO
                                         2000         1999     DECEMBER 31, 2000
                                      ------------------------------------------------
OPERATING ACTIVITIES:
Deficit accumulated during
 the development stage                $ (48,233)  $ (20,256)    $   (138,587)
<P>
Adjustments to reconcile
 net loss to net cash
 used by operations:
(Increase) Decrease in
 Organization cost                            0         679                0
(Increase) Decrease in
 prepaid expenses                         1,500       1,000                0
Increase (Decrease) in
 accounts payable and
 Accrued expenses                         8,523       1,975            5,964
                                      ------------------------------------------------
Net Cash Used by Operating Activities   (55,256)    (16,602)        (132,623)
                                      ------------------------------------------------
INVESTING ACTIVITIES:
Investment in i-RealtyAuction.Com, Inc.  30,500     (30,000)               0
                                      ------------------------------------------------
Net Cash Used in Investing Activities    30,500     (30,000)               0
                                      ------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from the issuance
 of common stock                              0           0          110,500
Proceeds from Additional
 Paid in Capital                         23,500           0           23,500
Proceeds from shareholder loan                0           0              100
                                      ------------------------------------------------
Net Cash Provided By
 Financing Activities                    23,500           0          134,100
                                      ------------------------------------------------
Increase (decrease) in cash              (1,256)    (46,602)           1,477
                                      ------------------------------------------------
Cash, Beginning of year                   2,733      76,760                0
                                      ------------------------------------------------
Cash, End of quarter                $     1,477    $ 30,158      $     1,477
                                      ================================================
<P>
        The accompanying notes are an integral part of these financial statements.
<P>
                                            -7-

<P>
          GLOBAL REALTY MANAGEMENT GROUP, INC.
              (A DEVELOPMENT STAGE COMPANY)
<P>
               STATEMENT OF CASH FLOWS
<P>
    FOR THE PERIOD FROM FEBRUARY 10, 1997 (INCEPTION)
                   TO DECEMBER 31, 2000
<P>
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
<P>
During the six month periods ended December 31, 2000 and
1999, and for the cumulative period February 10, 1997
(inception) through December 31, 2000, the Company did not
pay or accrue any interest or taxes.
<P>
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVIITES
<P>
     The Company entered into the following non-cash
transactions:
<P>
During the period February 10, 1997 (inception) through
December 31, 2000, the Company issued 500,000 shares of
common stock in connection with the formation and
acquisition of its interest in the shares of I-Realty
Auction.Com, Inc.  The transaction was valued at $500.
<P>
During the period February 10, 1997 (inception) through
December 31, 2000, the Company issued 9,550,000 post split
shares to its founders and legal counsel for consulting and
legal services valued at $1,500.
<P>
                            -8-
<P>
          GLOBAL REALTY MANAGEMENT GROUP, INC
            (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES
<P>
ORGANIZATION
------------
<P>
     Global Realty Management Group, Inc. ("the Company")
was incorporated on February 10, 1997 under the laws of the
State of Florida.  The Company's primary objective is to
position itself to take advantage of real estate management
opportunities.  The Company intends to grow through internal development, strategic alliances and acquisitions of
existing business.  The Company commenced its development
stage operations during the fiscal year ended June 30, 1999.
<P>
USE OF ESTIMATES
----------------
<P>
     The preparation of financial statements in conformity
with generally accepted accounting principles requires
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures
of contingent assets and liabilities as of the date of the
financial statements.  Accordingly, actual results could
differ from those estimates.
<P>
CASH AND CASH EQUIVALENTS
-------------------------
<P>
     For purposes of reporting cash flows, the company
considers all highly liquid investments purchased with an
original maturity of three months or less to be cash
equivalents.
<P>
CARRYING VALUES
----------------
<P>
     The Company reviews the carrying values of its long-
lived and identifiable intangible assets for possible
impairment.  Whenever events or changes in circumstances
indicate that the carrying amount of assets may not be
recoverable, the Company will reduce the carrying value of
the assets and charge operations in the period the
impairment occurs.
<P>
                          -9-
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
<P>
INCOME TAXES
------------
<P>
     The Company utilizes Statement of Financial Standards
("SFAS") No. 109, "Accounting for Income Taxes", which
requires the recognition of deferred tax assets and
liabilities for the expected future tax consequences of
events that have been included in financial statements or
tax returns.  Under this method, deferred income taxes are
recognized for the tax consequences in future years of
differences between the tax basis of assets and liabilities
and their financial reporting amounts at each period end
based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to
affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount
expected to be realized.  The accompanying financial
statements have no provisions for deferred tax assets or
liabilities.
<P>
INVESTMENT
----------
<P>
     The Company acquired a 30% interest in i-RealtyAuction.Com, Inc. and accounts for the investment under the equity method (Notes 4 and 8). i-Realty-Auction.com was inactive for the year ended June 30, 2000.
<P>
NET LOSS PER SHARE
------------------
<P>
     The Company has adopted SFAS No. 128 "Earnings Per
Share".  Basic loss per share is computed by dividing the
loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss
per share is computed in a manner similar to the basic loss
per share, except that the weighted-average number of shares outstanding is increased to include all common shares,
including those with the potential to be issued by virtue of warrants, options, convertible debt and other such
convertible instruments.  Diluted earnings per share
contemplates a complete conversion to common shares of all
convertible instruments only if they are dilutive in nature
with regards to earnings per share.  Since the Company has
incurred losses for all periods, and since there are no
convertible instruments, basic loss per share and diluted
loss per share are the same.
<P>
                            -10-
<P>
         GLOBAL REALTY MANAGEMENT GROUP, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------
<P>
FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
<P>
     SFAS No. 107 "Disclosures about Fair Value of Financial
Instruments" requires the disclosure of the fair value of
financial instruments.  The Company's management, using
available market information and other valuation methods,
has determined the estimated fair value amounts.  However,
considerable judgment is required to interpret market data
in developing estimates of fair value.  Accordingly, the
estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market
exchange.
<P>
NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
------------------------------------------------------
<P>
     In April, 1998, the American Institute of Certified
Public Accountants issued Statement of Position No. 98-5,
"Reporting for Costs of Start-Up Activities", ("SOP 98-5").
The Company is required to expense all start-up costs
related to new operations as incurred.  In addition, all
start-up costs that were capitalized in the past must be
written off when SOP 98-5 is adopted.  The Company's
adoption did not have a material impact on the Company's
financial position or results of operations.
<P>
     SFAS No. 133, "Accounting for Derivative Instruments
and Hedging Activities", is effective for financial
statements issued for fiscal years beginning after June 15,
1999.  SFAS No. 133 establishes accounting and reporting
standards for derivative instruments, including certain
derivative instruments embedded in other contracts, and for
hedging activities.  Management does not believe that SFAS
No. 133 will have a material effect on its financial
position or results of operations.
<P>
SFAS No. 134, "Accounting for Mortgage-Backed Securities
Retained after The Securitization of Mortgage Loans Held for
Sale by Mortgage Banking Enterprises", is effective for
financial statements issued in the first fiscal quarter
beginning after December 15, 1998.  This statement is not
applicable to the Company.
<P>
     SFAS No. 135, "Rescission of FASB Statement No. 75 and
Technical Corrections", is effective for financial
statements issued for fiscal years beginning February, 1999.
This statement is not applicable to the Company.
<P>
                           -11-
<P>
            GLOBAL REALTY MANAGEMENT GROUP, INC.
               (A DEVELOPMENT STAGE COMPANY)
<P>
               NOTES TO FINANCIAL STATEMENTS
<P>
                    DECEMBER 31, 2000
<P>
NOTE 3 -     DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
             MATTERS
-----------------------------------------------------------
<P>
     The Company's initial activities have been devoted to
developing a business plan, negotiating real estate
management contracts and raising capital for future
operations and administrative functions.
<P>
     The ability of the Company to achieve its business
objectives is contingent upon its success in raising
additional capital until adequate revenues are realized from operations.
<P>
NOTE 4 -     OTHER ASSETS
-------------------------
<P>
     During the year ended June 30, 2000, the Company formed
I-RealtyAuction.Com, Inc. along with another investor
I-Incubator.Com, Inc., a related party.  The Company issued
500,000 shares of its common stock to I-RealtyAuction.Com,
Inc., valued at $500, and paid $30,000 for a 30% interest in
I-RealtyAuction.Com, Inc.  I-Incubator.Com, Inc. received a
70% interest in I-RealtyAuction.Com, Inc. in exchange for
services valued at $700. I-RealtyAuction.Com, Inc. is a
development stage company. I-RealtyAuction.Com, Inc. intends to market, auction and provide other related real estate
transactions through an internet website.
<P>
NOTE 5 -     INCOME TAXES
-------------------------
<P>
     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the six month period ended
December 31, 2000 and year ended June 30, 2000, the Company had net operating loss carryforwards ("NOL's") of $138,587 and $90,354, respectively, which will be available to reduce future taxable income and expense in the year ending
December 30 and June 30, 2015 respectively.
<P>
     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                               December 30,     June 30,
                                 2000            2000
                            -------------------------------
Deferred tax assets          $     54,742      $  35,690
Valuation allowance               (54,742)       (35,690)
                            -------------------------------
Deferred tax asset, net          $     -        $   -
                            ===============================

<P>
                              -12-
<P>
           GLOBAL REALTY MANAGEMENT GROUP, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
             NOTES TO FINANCIAL STATEMENTS
<P>
                   DECEMBER 31, 2000
<P>
INCOME TAXES (continued)
------------------------
<P>
At December 31, 2000 and June 30, 2000, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.
<P>
The effective tax rate varies from the U.S. Federal statutory tax rate for both the six month periods ended December 31, 2000 and 1999, principally due to the following
<P>
U.S. statutory tax rate              34.0%
State and local taxes                 5.5
Valuation                           (39.5)
                                 -----------
Effective rate                       -   %
                                 ===========
<P>
NOTE 6 -     ACCOUNTS PAYABLE & ACCRUED EXPENSES
-------------------------------------------------
<P>
          Accounts payable and accrued expenses at December 31, 2000 & June 30, 2000 respectively consisted of the following:

                             December 31,       June 30,
                                 2000             2000
                           --------------------------------
    Accounts payable       $     3,095        $     6,000
    Accrued expenses             2,500              8,487
    Accrued interest               369               -
    Due to Shareholders            100                100
                           --------------------------------
                           $     6,064        $    14,587
                           ================================

<P>
                            -13-
<P>
        GLOBAL REALTY MANAGEMENT GROUP, INC.
            (A DEVELOPMENT STAGE COMPANY)
<P>
            NOTES TO FINANCIAL STATEMENTS
<P>
                 DECEMBER 31, 2000
<P>
NOTE 7 -     STOCKHOLDERS' EQUITY
---------------------------------
<P>
     The Company issued 100,000 restricted common shares
each to Joseph Spitzer (President) and Michael D. Farkas
(Vice President, Treasurer, Secretary), the Company's sole
officers and directors, in consideration for management
services valued at $1,000.  These individuals are deemed to
be founders of the Company.
<P>
     On March 25, 1999, the Directors authorized a forward
split of 47,500 to 1 on its common stock.  Immediately
following the split the founders owned 9,500,000 restricted
common shares.
<P>
     On March 26, 1999, the Company entered into a private
offering of securities pursuant to Regulation D, Rule 504,
promulgated by the Securities Act of 1933.  Common stock was offered to non-accredited investors for cash consideration
of $.20 per share.  500,000 shares were issued to 25
unaffiliated investors.  That offering is now closed.
<P>
     In June 1999, the Company engaged legal counsel for
services relating to SEC filings and related documentation.
The fees to be paid for these services are estimated to be
$15,500.  In addition, the Company issued 50,000 shares of
common stock (valued at $500) as additional payment for the
services rendered.
<P>
     On December 6, 1999 the Company issued 500,000
restricted common shares in connection with the formation of
I-RealtyAuction.Com, Inc. valued at par $500 (see Note 4).
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS
----------------------------------------
<P>
     In April 1999, the Company agreed to reimburse Atlas
Equity Group, Inc., a related party, $1,000 per month (on a
month-to-month basis) for operating and administrative
expenses.  Atlas Equity Group, Inc. is owned by Michael D.
Farkas.  For the six month periods ended December 31, 2000
and 1999, $3,000 and $3,000 respectively, are included as
expense in the accompanying financial statements.
<P>
                         -14-
<P>
          GLOBAL REALTY MANAGEMENT GROUP, INC.
             (A DEVELOPMENT STAGE COMPANY)
<P>
            NOTES TO FINANCIAL STATEMENTS
<P>
                  DECEMBER 31, 2000
<P>
NOTE 8 -     RELATED PARTY TRANSACTIONS (CONT'D)
-----------------------------------------------
<P>
     In April, 1999 the Company agreed to reimburse Allstate
Realty Associates, a related party, $500 per month (on a
month-to-month basis) for operating and administrative
expenses.  Allstate Realty Associates is owned by Joseph
Spitzer.  For the six month period ended December 31, 2000
and 1999 $1,500 and $1,500 respectively, are included as
expense in the accompanying financial statement.
<P>
In December, 1999 the Company issued 500,000 shares of
common stock and paid $30,000 in connection with the
formation and acquisition of a 30% interest in I-RealtyAuction.com,
Inc. 70% of i-RealtyAuction.Com, Inc., is owned by I-Incubator.Com, Inc. a related party. I-Incubator.Com, Inc. exchanged consulting services valued at $700 for its 70% interest in I-RealtyAuction.Com, Inc.
<P>
During the period ended December 31, 2000 the company issued promissory notes to Ostonian Securities Limited aggregating
$23,500. The promissory notes bear interest at a rate of 8
1/4% per annum.  Interest and principal balances are due on
dates ranging from October 2001 through December 2001.
Michael D. Farkas is an advisor to Ostonian Securities
Limited.
<P>
                           -15-
<P>
Item 2.  Management's Discussion and Analysis
----------------------------------------------
<P>
The following discussion and analysis should be read in
conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the
caption "Financial Statements."
<P>
The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.
The Company's actual results may differ significantly from
the results, expectations and plans discussed in these
forward-looking statements.
<P>
During the past years the Company has spent considerable
time and capital resources defining and developing its
strategic plan operating in the property management,
development, construction, and leasing industries.
<P>
The Company's operations have been devoted primarily to
developing a business plan and raising capital for future
operations and administrative functions.  The Company
intends to grow through internal development, strategic
alliances, and acquisitions of existing businesses.  Because of uncertainties surrounding its development, the Company
anticipates incurring development stage losses in the
foreseeable future.  The ability of the Company to achieve
its business objectives is contingent upon its success in
raising additional capital until adequate revenues are
realized from operations.
<P>
Development stage expenses during the six months ended
December 31, 2000 were $17,733 as compared to $20,256 for
the period ended December 31, 1999.  For the period of
February 10, 1997 (Inception) through December 31, 2000
development stage expenses totaled $98,731.  The expenses
incurred were primarily due to various consulting,
managerial professional services in connection with its Form
10 filing and in connection with its pursuit of the
Company's objectives, as well as professional fees incurred
in connection with the Company's annual and quarterly
regulatory filings.  On-going increases to development stage expenses are anticipated.
<P>
Liquidity and Capital Resources
--------------------------------
<P>
Despite capital contributions and both related party and
third party loan commitments, the company from time to time
experienced, and continues to experience, cash flow
shortages that have slowed the Company's growth.
<P>
The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related
and third parties.  A significant portion of the funds
raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various
consulting fees.
<P>
The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future.
Management believes that additional funding will be
necessary in order for it to continue as a going concern.
The Company is investigating several forms of private debt
and/or equity financing, although there can be no assurances that the Company will be successful in procuring such
financing or that it will be available on terms acceptable
to the Company.
<P>
Year 2000 Impact Statement
--------------------------
<P>
The Company has analyzed operations in the property
management, development, construction, and leasing
industries to determine the needs of the Company to manage
residential and office properties.  The Company has
professionals experienced in all aspects of residential real estate, commercial real estate, management and development
agreements in the normal course of its business and believes those arrangements are sufficient to handle any minor issues that may arise as a result of the Year 2000, if any.  The
Company also intends to create hard copy of all year-end
accounting and management reports, in the ordinary course of business, which will serve as a back up of such data if
needed.
<P>
PART II.   OTHER INFORMATION
<P>
Item 1.  LEGAL PROCEEDINGS
     Not applicable
<P>
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not applicable
<P>
Item 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable
<P>
Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     Not applicable
<P>
Item 5.  OTHER INFORMATION
     None
<P>
Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None
<P>
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by
the undersigned, thereunto duly authorized.
<P>
                        GLOBAL REALTY MANAGEMENT GROUP, INC.
<P>
Date:  February 20, 2001     /s/ Joseph Spitzer
                           -------------------------------
                                 Joseph Spitzer
                                 President & CEO
<P>
Date:  February 20, 2001     /s/ Michael D. Farkas
                            -------------------------------
                                 Michael D. Farkas
                                 Vice President & Treasurer
<P>