Form 10QSB
period 2001-03-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-05-17
CIK 1085254

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001.

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                       For the transition period from to

                        Commission file number 0-30291

                            Global Realty Management
                      (Exact name of small business issuer
                          as specified in its charter)

                                    Florida
                        (State or other jurisdiction of
                         incorporation or organization)


                                    65-0735872
                        (IRS Employer Identification No.)

                1221 Brickell Avenue, Suite 900, Miami, FL 33131
                    (Address of principal executive offices)

                                 (305) 539-0900
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of May 15, 2001 was 4,600,000.

PART 1

ITEM 1. FINANCIAL STATEMENTS - GLOBAL RELATY MANAGEMENT GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
            FOR THE NINE MONTHS ENDED -
            MARCH 31, 2001


                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

 FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND AS
   OF JUNE 30, 2000 AND FOR THE PERIODS FEBRUARY 10, 1997 (DATE OF INCEPTION)
                             THROUGH MARCH 31, 2001

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                               TABLE OF CONTENTS

                                                                      Page
INDEPENDENT AUDITORS' REPORT                                          1

BALANCE SHEETS                                                        2

STATEMENTS OF OPERATIONS                                              3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)               4 - 6

STATEMENTS OF CASH FLOWS                                              7 - 8

NOTES TO FINANCIAL STATEMENTS                                         9 - 15

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Global Realty Management Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Global Realty Management Group, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Salibello & Broder LLP
New York, NY
December 18, 2000

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                           (Unaudited)
                                                                 MARCH 31, 2001  JUNE 30, 2000
                                                                 --------------  -------------
CURRENT ASSETS:
      Cash                                                         $  40,767    $   2,733
      Prepaid expenses                                                     0        1,500
                                                                   ---------    ---------
      Total Current assets                                            40,767        4,233

      INVESTMENT IN I-REALTY AUCTION.COM, INC                         23,489       30,500

TOTAL ASSETS                                                       $  64,256    $  34,733
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued expenses                          $  16,808    $  14,587
      Notes payable - related party                                   63,500            0
                                                                   ---------    ---------
      Total Current liabilities                                       80,308       14,587

STOCKHOLDERS' EQUITY (DEFICIT):

      Common stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 shares issued and outstanding
        at March 31, 2001 and June 30, 2000, respectively             10,550       10,550
      Additional paid-in capital                                      99,950       99,950
      Deficit accumulated during the development stage              (126,552)     (90,354)
                                                                   ---------    ---------
      Total Stockholders' equity (deficit)                           (16,052)      20,146
                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  64,256    $  34,733
                                                                   =========    =========

         The accompanying notes are an integral part of these financial statements.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)                  (UNAUDITED)           (UNAUDITED)
                                                        FOR THE THREE MONTH           FOR THE NINE MONTH     FROM THE PERIOD
                                                           PERIOD ENDED                  PERIOD ENDED        FEBRUARY 10,1997
                                                             MARCH 31,                     MARCH 31,         (DATE OF INCEPTION)
                                                      2001           2000             2001          2000     TO MARCH 31, 2001
                                                      ----           ----             ----          ----     -----------------
DEVELOPMENT STAGE REVENUES                         $        0      $       0      $       0     $        0     $        0
                                                   ----------      ---------      ---------     ----------     ----------
DEVELOPMENT STAGE EXPENSES:
            Organization cost                               0              0              0            679            964
            Accounting fees                             2,500          9,750          7,553         18,850         29,853
            Advertising                                     0              0              0              0            848
            Bank charges                                   36              0             36              0            166
            Consulting fees                                 0              0              0              0         10,000
            Courier                                         0              0            136              0            226
            Licenses and taxes                              0            752            190            887          1,597
            Office expenses                             6,057          5,500         15,137         15,500         38,799
            Legal fees                                  2,397            344          5,266            686         26,863
                                                  -----------    -----------    -----------    -----------   -----------
TOTAL DEVELOPMENT STAGE EXPENSES                       10,990         16,346         28,318         36,602        109,316

Interest expense                                          500              0            869              0            869
Loss on investment in unconsolidated subsidiary         7,011              0          7,011              0          7,011
                                                  -----------    -----------    -----------    -----------   -----------
            NET LOSS                                   18,501         16,346         36,198         36,602        117,196
                                                  ===========    ===========    ===========    ===========   ===========
LOSS PER COMMON SHARE

             Basic & diluted                      $   (0.0018)   $   (0.0016)   $   (0.0034)  $   (0.0036)
                                                  ===========    ===========    ===========   ===========
Weighted-average number of common
shares outstanding                                 10,550,000     10,198,338     10,550,000     10,198,338
                                                  ===========    ===========    ===========   ===========


    The accompanying notes are an integral part of these financial statements

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                             DEFICIT
                                                                                                             ACCUMULATED
                                                                                              ADDITIONAL     DURING THE
                                                                     COMMON STOCK             PAID-IN-       DEVELOPMENT
                                                               SHARES           AMOUNT        CAPITAL        STAGE            TOTAL
                                                               ------           ------        -------        -----            -----
Balance, February 10, 1997 (inception)                              0          $     0       $       0     $      0       $    0

Restricted common stock issued to related                         200                0           1,000            0        1,000
parties for consulting fees

Deficit accumulated during the development stage
for the period February 10, 1997 (inception) through
  June 30, 1997                                                     0                0               0         (856)        (856)

Balance, June 30, 1997                                            200                0           1,000         (856)         144

Deficit accumulated during the development stage
for the year ended June 30, 1998                                    0                0               0            0            0

Balance, June 30, 1998                                            200                0           1,000         (856)         144

March 25, 1999. Forward stock split 47,500 to 1             9,499,800            9,500          (1,000)      (8,500)           0

Common stock issued to third parties in private offering      500,000              500          99,500            0      100,000

Common stock issued for legal services                         50,000               50             450            0          500

Deficit accumulated during development stage
for the year ended June 30, 1999                                    0                0               0      (35,330)     (35,330)

Balance, June 30, 1999                                     10,050,000           10,050          99,950      (44,686)      65,314

Restricted common stock issued to acquire
  I-RealtyAuction.Com, Inc.                                   500,000              500               0            0          500

Deficit accumulated during the development stage
for the year ended June 30, 2000                                    0                0               0      (45,668)     (45,668)

Balance, June 30, 2000                                     10,550,000           10,550          99,950      (90,354)      20,146

Deficit accumulated during the development stage for the
nine months ended March 31, 2001                                    0                0               0      (36,198)     (36,198)

Balance, March 31, 2001                                    10,550,000          $10,550        $ 99,950    $(126,552)   $ (16,052)



         The accompanying notes are an integral part of these financial statements.

                                  -4-, -5-, -6-

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                 (UNAUDITED)
                                                                          (UNAUDITED)             PERIOD FROM
                                                                       NINE MONTHS ENDED        FEBRUARY 10, 1997
                                                                            MARCH 31            (INCEPTION) TO
                                                                      2001         2000          MARCH 31, 2001
                                                                      ----         ----          --------------
OPERATING ACTIVITES:
     Deficit accumulated during the development stage               $(36,198)     $(36,602)     $(126,552)
     Adjustments to reconcile net loss to net cash used by
       operations:
     (Increase) Decrease in organization cost                              0           679              0
     (Increase) Decrease in prepaid expenses                           1,500         1,000              0
     Increase (Decrease) in accounts payable & accrued expenses        2,221         8,725         16,708
                                                                    --------      --------      ---------
     Net cash used by operating activities                           (32,477)      (26,198)      (109,844)
                                                                    --------      --------      ---------
INVESTING ACTIVITIES:
     Investment in I-RealtyAuction.Com, Inc.                           7,011       (30,500)       (23,489)
                                                                    --------      --------      ---------

     Net cash used in investing activities                             7,011       (30,500)       (23,489)
                                                                    --------      --------      ---------
FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                            0           500        110,500
     Proceeds from short term borrowings-net                          23,500             0         23,500
     Proceeds from shareholder loan                                        0             0            100
     Proceeds from loans and advances-related party                   40,000             0         40,000
                                                                    --------      --------      ---------

     Net cash provided by financing activities                        63,500           500        174,100
                                                                    --------      --------      ---------
INCREASE (DECREASE) IN CASH                                           38,034       (56,198)        40,767
                                                                    --------      --------      ---------
CASH, BEGINNING OF PERIOD                                              2,733        76,760              0
                                                                    --------      --------      ---------
CASH, END OF PERIOD                                                 $ 40,767      $ 20,562      $  40,767
                                                                    --------      --------      ---------


         The accompanying notes are an integral part of these financial statements.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the nine month periods ended March 31, 2001 and 2000, and for the cumulative period February 10, 1997 (inception) through March 31, 2001, the Company did not pay interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

         During the period February 10, 1997 (inception) through March 31, 2001, the Company issued 500,000 shares of common stock in connection with the formation and acquisition of its interest in the shares of I-RealtyAuction.Com, Inc. The transaction was valued at $500.

         During the period February 10, 1997 (inception) through March 31, 2001, the Company issued 9,550,000 post split shares to its founders and legal counsel for consulting and legal services valued at $1,500.

                      GLOBAL REALTY MANAGEMENT GROUP, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     CARRYING VALUES

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     INCOME TAXES

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

     INVESTMENT

     The Company acquired a 30% interest in i-RealtyAuction.Com, Inc. ("I-Realty") and accounts for the investment under the equity method (Notes 4 and 8). I-Realty is a development stage company that intends to market, auction, and provide other related real estate transactions through an Internet website. As of March 31, 2001 I-Realty had current and total asset of $66,904, current and total liabilities of $59,075 and a net loss through inception of $23,371.

     NET  LOSS PER SHARE

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

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, negotiating real estate management contracts and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (inception) to March 31, 2001 aggregated $126,552. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   OTHER ASSETS

     During the year ended June 30, 2000, the Company formed I-Realty along with another investor I-Incubator.Com, Inc., a related party. The Company issued 500,000 shares of its common stock to I-Realty valued at $500, and paid $30,000 for a 30% interest in I-Realty. I-Incubator.Com, Inc. received a 70% interest in I-Realty in exchange for services valued at $700. I-Realty is a development stage company. I-Realty intends to market, auction and provide other related real estate transactions through an internet website.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the nine month period ended March 31, 2001 and year ended June 30, 2000, the Company had net operating loss carryforwards ("NOL's") of $117,196 and $80,998, respectively, which will be available to reduce future taxable income and expense in the year ending March 31, 2016 and June 30, 2015, respectively.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                    March 31,     June 30,
                                                       2001        2000
                                                   ---------      -------
     Deferred tax assets                           $   46,292   $ 31,994
     Valuation allowance                              (46,292)   (31,994)
                                                   ----------    --------

     Deferred tax asset, net                       $        -   $      -
                                                   ==========    ========

     At March 31, 2001 and June 30, 2000, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for March 31, 2001 and June 30, 2000, principally due to the following

                  U.S. statutory tax rate                  34.0%
                  State and local taxes                     5.5
                  Valuation                               (39.5)
                                                          -----

                  Effective rate                              -%
                                                          =====

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2001 & June 30, 2000 respectively consisted of the following:

       Accounts payable             $   12,339       $    6,000
       Accrued expenses                  3,500            8,487
       Accrued interest                    869                -
       Due to shareholders                 100              100
                                    ----------       ----------
                                    $   16,808       $   14,587
                                    ==========       ==========

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

8.   STOCKHOLDERS' EQUITY

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

     On December 6, 1999 the Company issued 500,000 restricted common shares in connection with the formation of I-RealtyAuction.Com, Inc. valued at par $500 (see Note 5).

9.   RELATED PARTY TRANSACTIONS

     In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
     D. Farkas. For the nine month periods ended March 31, 2001 and 2000, $9,000 and $11,000 respectively, are included as expense in the accompanying financial statements.

     In April, 1999 the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the six month period ended March 31, 2001 and 2000 $4,500 and $4,500 respectively, are included as expense in the accompanying financial statement.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     In December, 1999 the Company issued 500,000 shares of common stock and paid $30,000 in connection with the formation and acquisition of a 30% interest in I-RealtyAuction.com, Inc. 70% of i-RealtyAuction.Com, Inc., is owned by I-Incubator.Com, Inc. a related party. I-Incubator.Com, Inc. exchanged consulting services valued at $700 for its 70% interest in I-RealtyAuction.Com, Inc.

     During the nine month period ended March 31, 2001 the Company issued promissory notes to Ostonian Securities Limited aggregating $23,500. The promissory notes bear interest at a rate of 8 1/4 % per annum. Interest and principal balances are due on dates ranging from October 2001 through December 2001. Michael D. Farkas is an advisor to Ostonian Securities Limited.

     On March 30, 2001 the Company issued a promissory note to Global Investment Holding LLC ("GIH") for $40,000. The promissory note bears interest of 10% per annum and is due on June 27, 2001. Michael Farkas and Joseph Spitzer are each 50% owner of GIH.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

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

Development stage expenses during the nine months ended March 31, 2001 were $36,198 as compared to $36,602 for the period ended March 31, 2000. For the period of February 10, 1997 (Inception) through March 31, 2001 development stage expenses totaled $117,196. The expenses incurred were primarily due to various consulting, managerial professional services in connection with its Form 10 filing and in connection with its pursuit of the Company's objectives, as well as professional fees incurred in connection with the Company's annual and quarterly regulatory filings. On-going increases to development stage expenses are anticipated.

Liquidity and Capital Resources

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

For the nine months ended March 31, 2001, we incurred a net loss of $36,198. Our accumulated deficit since inception is $117,196. Such accumulated losses have resulted primarily from costs incurred in connection with general administrative expenses along with various professional fees.

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

PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         Not applicable

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GLOBAL REALTY MANAGEMENT GROUP, INC.

                        By:/s/ Michael D. Farkas
                        -----------------------------------
                         Michael D. Farkas
                         Executive Vice President, Chief
                         Financial Officer, Treasurer,
                         Secretary and Director

May 17, 2001