Form 10QSB/A
period 2001-03-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-05-17
CIK 1085254

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   Form 10-QSB

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

Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On February 14, 2001, a majority of the shareholders of the registrant executed a resolution authorizing the distribution of its 1,500,000 i-RealtyAuction.com, Inc. shares to its shareholders of record with a record date of February 21, 2001 at the rate of .149 i-RealtyAuction.com shares for each Global Realty share owned.

No shareholder meeting was held and an information statement was distributed in connection with resolutions.


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