Form 10KSB
period 2001-06-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-10-11
CIK 1085254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------
                            Commission File number  0-26187
                                                    -------

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
             (Name of small business issuer in its charter)

                     Florida                                  65-0735872
(State or other jurisdiction of incorporation or  (IRS Employer Identification No.)
             organization)

1221 Brickell Ave., Suite 900, Miami, Florida                       33131
---------------------------------------------                     ---------
(Address of principal executive offices )                         (Zip Code)

Issuer's telephone number    (305)  539-0900
-----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended June 30, 2001: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 10, 2001, was: $288,875

Number of shares of the registrant's common stock
outstanding as of October 10, 2001 was:  10,550,000

Transfer Agent as of October 10, 2001:

            American Registrar & Transfer Co.
            342 East 900 South
            Salt Lake City, Utah 84111

                      PART I
                      ------

Item 1.  Description of Business
--------------------------------

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

The Company's corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida 33131. The Company's corporate staff consists of three persons, including two professionals experienced in all aspects of residential and commercial real estate. The Company's telephone number is (305) 539-0900.

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

GROWTH STRATEGIES

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

COMPETITION IN ITS MARKETPLACE

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

EMPLOYEES

At October 10, 2001, the Company employed a total of 2 persons on a full-time basis. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Item 2. Description of Property
-------------------------------

We currently sublease office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. which is wholly owned by Michael Farkas an affiliated individual. Atlas Equity Group, Inc. subleases the facility to us. The landlord is not affiliated with us. The present monthly rent is $1,000 which includes utilities and common charges. We believe that this space is sufficient for us at this time.

In addition, the Company subleases office space at 5420 13th Avenue, Brooklyn, NY 11219 from Allstate Realty Associates for $500 per month. Joseph Spitzer, our President, Chairman, Chief Executive Officer and Director is currently the President, Owner and founder of Allstate Realty Associates.

Item 3.  Legal Proceedings
--------------------------

The Company and its subsidiaries are not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On October 10, 2001, there were 18 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock does not exceeds 500. The Company's common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through August 31, 2001 and as available through electronic trading services subsequent to such date.

                          Common Stock Bid
                            High     Low
                            ----     ---

     Fiscal Quarter         High     Low
                            ----     ---
     September 20, 2000     0.35   0.60
     December 31, 2000      0.50   0.25
     March 31, 2001         0.80   0.40
     June 30, 2001          0.75   0.25

Dividends
---------

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

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

PERIOD FROM FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $128,921, primarily consisting of accounting ($33,786), legal ($27,840), office expenses ($40,598) and consulting fees ($10,856). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings. The office expenses were consisting of administrative services and rent. The consulting fees were as a result of website development consulting.

FOR YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses for the year ended June 30, 2001 was $47,067 as compared to expenses of $45,668 for the year ended June 30, 2000.

Expenses for the year ended June 30, 2001 were primarily accounting ($11,486), legal ($6,243), and office expenses ($18,000). These fees are related to the Company's quarterly regulatory filings along with the expenses incurred as a result of the administrative services and rent.

Expenses for the year ended June 30, 2000 were primarily accounting ($19,300), legal ($5,302), and office expenses ($18,000). These fees are related to the Company's quarterly regulatory filings along with the expenses incurred as a result of the administrative services and rent.

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

For the year ended June 30, 2001, we incurred a net loss of $47,067. Our accumulated deficit since inception is $128,921. Such accumulated losses have resulted primarily from costs incurred for various professional fees.

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

Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of October 10, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                            With Company

Name                  Age          Since          Director/Position
---------------------------------------------------------------------
Joseph Spitzer        45            1997          President, Chief Executive Officer,
                                                  Chairman and Director

Michael D. Farkas     29            1997          Executive Vice President, Chief
                                                  Financial Officer, Treasurer,
                                                  Secretary and Director

Joseph Spitzer, 45 years old, has served as our President/Chairman/ Chief Executive Officer and Director since inception in February, 1997. Mr. Spitzer is currently the President and Founder of Allstate Realty Associates and has been for the past 21 years. Allstate Realty Associates currently owns and manages 23 buildings with a combination of 2,100 rental and co-operative units and three commercial office buildings totaling in excess of 430,000 square feet. Mr. Spitzer specializes in stabilizing distressed properties and tenant/landlord relationships.

Michael D. Farkas, 29 years old, has served as our Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director since inception in February, 1997. Mr. Farkas is currently the Chairman and Chief Executive Officer of Atlas Group of Companies, LLC which owns an NASD Brokerage Firm a financial services portal, and President of Atlas Equity Group, Inc., a private investment bank. For the past five years, he has been an investment banker specializing in fund raising for telecommunications, information technology and high tech ventures. He has also specialized in mergers and acquisitions for various entrepreneurial companies and prior to that served as a financial consultant to several NYSE member firms including Paine Webber and Prudential Securities.

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

Certain Legal Proceedings
-------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending June 30, 2000, to executive officers who were serving as of fiscal year ending June 30, 2000, whose salary and bonus during fiscal year ending June 30, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

Summary Compensation Table

Annual Compensation

Name and Principal Position     Year     Salary     Bonus      Restricted Stock Award
None


Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of October 10, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                       Number of Shares of
Name of Beneficial Owner/              Common Stock                       % of Beneficial
Identity of Group                      Beneficially Owned                 Ownership
------------------------------------------------------------------------------------------
Joseph Spitzer                         4,644,500 Common Shares                44.02%

Michael D. Farkas (3)                  4,750,000 Common Shares                45.02%

All directors and executive
officers as a group (2 persons)        9,394,500 Common shares                49.04%

(1) The address of each person listed in the above table is c/o the Company, 701 Brickell Ave., Suite 3120, Miami, Florida 33131.

(2) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(3) Mr. Farkas is the sole member and the Chairman and Chief Executive Officer of the Atlas Group of COmpanies, LLC, the sole shareholder of Atlas Capital Services, Inc., a registered broker dealer and member of the National Association of Broker Dealers, Inc. and SIPC.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

We currently sublease office space in a building located at 701 Brickell Avenue, Suite 3120, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc., an entity which is wholly owned by Michael Farkas an affiliated individual. Atlas Equity Group, Inc. subleases the facility to us. The landlord is not affiliated with us. The present monthly rent is $1,000 which includes utilities and common charges.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1)       Incorporated by reference to the Registrant's
          Form 10-SB, filed on May 25, 1999
          (SEC File No. (000-26187).

(b)       Reports on Form 8-K
          We did not file any reports on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES

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

Dated: October 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                         Title                                         Date

/s/ Joseph Spitzer           President, Chief Executive Officer,           October 11, 2001
---------------------------- Chairman and Director

/s/ Michael D. Farkas        Executive Vice President, Chief               October 11, 2001
---------------------------- Financial Officer, Treasurer,
                             Secretary and Director


GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JUNE 30, 2000 AND
2001 AND FOR THE PERIOD FEBRUARY 10, 1997
(DATE OF INCEPTION) THROUGH JUNE 30, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE ENTITY)

TABLE OF CONTENTS                                                   Page
-----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                        1

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
JUNE 30, 2000 AND JUNE 30, 2001 AND FOR THE PERIOD
FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets                                                      2

Statements of operations                                            3

Statements of changes in stockholders' equity (deficit)             4-5

Statements of cash flows                                            6

Notes to financial statement                                        7-14

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Global Realty Management Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Global Realty Management Group, Inc. (a development stage company) as of June 30, 2001 and June 30, 2000 and the related statement of operations, change in stockholders' equity (deficit) and cash flow for the years ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Realty Management Group, Inc. as of June 30, 2001 and June 30, 2000, and the results of its operation and its cash flow for the years ended June 30, 2001 and June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

August 30, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                    JUNE 30, 2001           JUNE 30, 2000
                                                                          -------------           -------------
CURRENT ASSETS:
         Cash                                                                    $ 3,801             $ 2,733
         Prepaid expenses                                                              0               1,500
                                                                          ---------------        ------------
                     Total current assets                                          3,801               4,233

         INVESTMENT IN I-REALTYAUCTION.COM, INC.                                  21,803              30,500
                                                                          ---------------        ------------
TOTAL ASSETS                                                                    $ 25,604            $ 34,733
                                                                          ===============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                                  $ 12,425            $ 14,487
         Loan and advances payable - related party                                   100                 100
         Notes payable - related party                                            40,000                   0
                                                                          ---------------        ------------
                     Total current liabilities                                    52,525              14,587

STOCKHOLDERS' EQUITY (DEFICIT):

         Common stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 shares issued and outstanding
           as of June 30, 2001 and June 30, 2000, respectively                    10,550              10,550
         Additional paid-in capital                                               99,950              99,950
         Deficit accumulated during the development stage                       (137,421)            (90,354)
                                                                          ---------------        ------------
                       Total stockholders' equity (deficit)                      (26,921)             20,146
                                                                          ---------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 25,604            $ 34,733
                                                                          ===============        ============

The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                   FOR THE PERIOD
                                                                                                  FEBRUARY 10,1997
                                                                    JUNE 30,                   (DATE OF INCEPTION) TO
                                                                    --------
                                                    2001                   2000                    JUNE 30, 2001
                                                    ----                   ----                    -------------
DEVELOPMENT STAGE REVENUES                      $                0    $                0      $                0
                                                -----------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
          Organization cost                                0                     964                   964
          Accounting fees                             11,486                  19,300                33,786
          Advertising                                      0                       0                   848
          Bank charges                                    73                       0                   203
          Consulting fees                                  0                       0                10,856
          Courier                                        184                       0                   273
          Dues and subscriptions                         120                     555                   675
          Licenses and taxes                             340                   1,037                 1,747
          Office expenses                             18,000                  18,000                40,598
          Legal fees                                   6,243                   5,302                27,840
          Printing                                        16                     510                   526
                                                -------------         ---------------         -------------
Total development stage expenses                      36,462                  45,668               118,316
                                                -------------         ---------------         -------------

LOSS FROM OPERATIONS                                 (36,462)                (45,668)             (118,316)

INTEREST EXPENSE                                      (1,908)                      0                (1,908)

LOSS ON INVESTMENT IN
 UNCONSOLIDATED SUBSIDIARY                            (8,697)                      0                (8,697)
                                                -------------         ---------------         -------------
NET LOSS                                           $ (47,067)              $ (45,668)           $ (128,921)
                                                =============         ===============         =============

LOSS PER COMMON SHARE
          Basic & diluted                            $ (0.00)                $ (0.00)
                                                =============         ===============

Weighted-average number of common
 shares outstanding                               10,550,000              10,078,356
                                                =============         ===============

The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                           ADDITIONAL   DURING THE
                                                                    COMMON STOCK           PAID-IN      DEVELOPMENT
                                                               SHARES          AMOUNT      CAPITAL      STAGE           TOTAL
                                                               ------          ------      -------      -----           -----
Balance, February 10, 1997 (date of inception )                         0   $        0   $        0    $        0    $        0

Restricted common stock issued to related parties
 for consulting fees                                                  200            0        1,000             0         1,000

Loss during the development stage for the period
 February 10, 1997 (date of inception) through June 30, 1997            0            0            0          (856)         (856)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 1997                                                200            0        1,000          (856)          144

Loss during the development stage for the year
 ended June 30, 1998                                                    0            0            0             0             0
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 1998                                                200            0        1,000          (856)          144

Forward stock split 47,500 to 1                                 9,499,800        9,500       (1,000)       (8,500)            0

Common stock issued to third parties in private offering          500,000          500       99,500             0       100,000

Common stock issued for legal services                             50,000           50          450             0           500

Loss during development stage for the year
 ended June 30, 1999                                                    0            0            0       (35,330)      (35,330)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 1999                                         10,050,000   $   10,050   $   99,950    $  (44,686)   $   65,314
                                                               ==========   ==========   ==========    ==========    ==========

The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                           ADDITIONAL   DURING THE
                                                                    COMMON STOCK           PAID-IN      DEVELOPMENT
                                                               SHARES          AMOUNT      CAPITAL      STAGE           TOTAL
                                                               ------          ------      -------      -----           -----
Balance, June 30, 1999                                         10,050,000   $   10,050   $   99,950    $  (44,686)   $   65,314

Restricted common stock issued to acquire
 I-RealtyAuction.Com, Inc.                                        500,000          500            0             0           500

Loss during the development stage for
 the year ended June 30, 2000                                           0            0            0       (45,668)      (45,668)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2000                                         10,550,000       10,550       99,950       (90,354)       20,146

Loss during the development stage for
 the year ended June 30, 2001                                           0            0            0       (47,067)      (47,067)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2001                                         10,550,000   $   10,550   $   99,950    $ (137,421)   $  (26,921)
                                                               ==========   ==========   ==========    ==========    ==========

The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                                 PERIOD FROM
                                                                              YEAR ENDED                      FEBRUARY 10, 1997
                                                                              JUNE 30,                     (DATE OF INCEPTION) TO
                                                                              ---------
                                                               2001                   2000                      JUNE 30, 2000
                                                               ----                   ----                      -------------
OPERATING ACTIVITIES:
 Net loss                                                     $ (47,067)             $ (45,668)             $ (128,921)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization                                                        0                    678                       0
  Stock issued for legal services                                     0                      0                     500
  Forward stock split                                                 0                      0                  (8,500)
  Changes in assets and liabilities:
   (Increase) Decrease in prepaid expenses                        1,500                   (500)                      0
   Increase (Decrease) in accounts payable
   and accrued expenses                                          (2,162)                 1,463                  12,425
                                                           -------------           ------------            ------------
          Net cash used by operating activities                 (47,729)               (44,027)               (124,496)
                                                           -------------           ------------            ------------
INVESTING ACTIVITIES:
 Investment in I-RealtyAuction.Com, Inc.                          8,697                (30,500)                (21,803)
                                                           -------------           ------------            ------------
          Net cash used/provided by investing activities          8,697                (30,500)                (21,803)
                                                           -------------           ------------            ------------
FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                           0                    500                 110,000
 Proceeds from short term borrowings-related party               40,000                      0                  40,000
 Proceeds from loans and advances-related party                     100                      0                     100
                                                           -------------           ------------            ------------
          Net cash provided by financing activities              40,100                    500                 150,100
                                                           -------------           ------------            ------------
INCREASE (DECREASE) IN CASH                                     $ 1,068              $ (74,027)                $ 3,801
                                                           =============           ============            ============
CASH, BEGINNING OF PERIOD                                       $ 2,733               $ 76,760              $        0
                                                           =============           ============            ============
CASH, END OF PERIOD                                             $ 3,801                $ 2,733                 $ 3,801
                                                           =============           ============            ============

The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     For the cumulative period February 10, 1997 (date of inception) through June 30, 2001, the Company paid interest of $867.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

     The Company entered into the following non-cash transactions:

     On February 27, 1997, the Company issued 200 shares to its founders for consulting services. This transaction was valued at $1,000.

     For the year ended June 30, 1999, the Company issued 50,000 shares to their legal counsel for services rendered. This transaction was valued at $500.

     On March 25, 1999, the directors authorized a forward stock split of 47,500 to 1. This transaction decreased retained earnings by $8,500.

GLOBAL REALTY MANAGEMENT GROUP, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     INVESTMENT

     The Company acquired a 30% interest in i-RealtyAuction.Com, Inc. ("I-Realty") and accounts for the investment under the equity method (Notes 5 and 8). I-Realty is a development stage company that intends to market, auction, and provide other related real estate transactions through an Internet website. As of June 30, 2001 I-Realty had current and total asset of $59,393, current and total liabilities of $57,182 and a net loss through inception of $28,989.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's'stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (date of inception) to June 30, 2001 aggregated $128,921. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   OTHER ASSETS

     On December 2, 1999, the Company formed I-Realty along with another investor I-Incubator.Com, Inc., a related party. The Company issued 500,000 shares of its common stock to I-Realty valued at $500, and paid $30,000 for a 30% interest in I-Realty. I-Incubator.Com, Inc. received a 70% interest in I-Realty in exchange for services valued at $700. I-Realty is a development stage company. I-Realty intends to market, auction and provide other related real estate transactions through an internet website.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the years ended June 30, 2001 and 2000, the Company had net operating loss carryforwards ("NOL's") of $128,921 and $81,854, respectively, which will be available to reduce future taxable income and expense in the years ending June 30, 2021 and 2020, respectively.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                            June 30,            June 30,
                                              2001                2000

       Deferred tax assets                   $ 50,924            $ 32,332
       Valuation allowance                    (50,924)            (32,332)
                                             --------            --------
       Deferred tax asset, net               $ -                 $ -
                                             ====                ===

     At June 30, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for June 30, 2001 and June 30, 2000, principally due to the following

                  U.S. statutory tax rate                   34.0%
                  State and local taxes                     5.5
                  Valuation                                 (39.5)
                                                            -----
                  Effective rate                              - %
                                                             ===

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2001 & June 30, 2000 respectively consisted of the following:

                                          June 30,            June 30,
                                            2001               2000
                                        -------------          ----
           Accounts payable              $ 7,884                $ 6,000
           Accrued expenses               3,500                  8,487
           Accrued interest               1,041                  0
                                         ------                 --------
                                         $ 12,425               $ 14,487
                                         ========               ========

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8.   STOCKHOLDERS' EQUITY

     On February 27, 1997, the Company issued 200 restricted common shares each to Joseph Spitzer (President) and Michael D. Farkas (Vice President, Treasurer, Secretary), the Company's sole officers and directors, in consideration for management services valued at $1,000. These individuals are deemed to be founders of the Company.

     On March 25, 1999, the Directors authorized a forward stock split of 47,500 to 1 on its common stock. Immediately following the split the founders owned 9,500,000 restricted common shares.

     On March 26, 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to non-accredited investors for cash consideration of $.20 per share. 500,000 shares were issued to 25 unaffiliated investors. That offering is now closed.

     In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. The fees to be paid for these services are estimated to be $10,500. In addition, the Company issued 50,000 shares of common stock (valued at $500) as additional payment for the services rendered.

     On December 6, 1999 the Company issued 500,000 restricted common shares in connection with the formation of I-RealtyAuction.Com, Inc. valued at par $500 (see Note 5).

9.   RELATED PARTY TRANSACTIONS

     In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
     D. Farkas. For the year ended June 30, 2001 and 2000, $12,000 and $12,000 respectively, are included as expense in the accompanying financial statements. At June 30, 2001, $2000 of these reimbursable operating and administrative expenses are included in accounts payable and accurred expenses.

     In April, 1999 the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the years ended June 30, 2001 and 2000, $6,000 and $6,000 respectively, are included as expense in the accompanying financial statements. At June 30, 2001, $1000 of these reimbursable operating and administrative expenses are included in accounts payable and accurred expenses.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     In December, 1999 the Company issued 500,000 shares of common stock and paid $30,000 in connection with the formation and acquisition of a 30% interest in I-RealtyAuction.com, Inc. 70% of i-RealtyAuction.Com, Inc., is owned by I-Incubator.Com, Inc. a related party. I-Incubator.Com, Inc. exchanged consulting services valued at $700 for its 70% interest in I-RealtyAuction.Com, Inc.

     For the year ended June 30, 2001 the Company issued promissory notes to Ostonian Securities Limited aggregating $23,500. The promissory notes bear interest at a rate of 8 1/4 % per annum. Interest and principal balances are due on dates ranging from October 2001 through December 2001. Michael
     D. Farkas is an advisor to Ostonian Securities Limited. The Company paid off the principal and interest on April 5, 2001.

     On March 30, 2001 the Company issued a promissory note to Global Investment Holding LLC ("GIH") for $40,000. The promissory note bears interest of 10% per annum and is due on June 27, 2001. Michael Farkas and Joseph Spitzer are each 50% owner of GIH.