Form 10QSB
period 2001-09-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-11-27
CIK 1085254

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of November 19, 2001 was 4,600,000.

PART 1

ITEM 1.     FINANCIAL STATEMENTS

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

  AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001 AND FOR THREE MONTH PERIODS ENDED
   SEPTEMBER, 30 2001 AND 2000 AND FOR THE PERIOD FEBRUARY 10, 1997 (DATE OF
                     INCEPTION) THROUGH SEPTEMBER 30, 2001

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                               TABLE OF CONTENTS

                                                                 Page

INDEPENDENT AUDITORS' REPORT                                     1

AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001
AND FOR THREE MONTH PERIODS ENDED SEPTEMBER, 30 2001
AND 2000 AND FOR THE PERIOD FEBRUARY 10, 1997 (DATE OF
INCEPTION) THROUGH SEPTEMBER 30, 2001

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

Salibello & Broder LLP
New York, NY

August 30, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                              (UNAUDITED)
ASSETS                                                                      SEPTEMBER 30, 2001   JUNE 30, 2001
                                                                            ------------------   -------------
CURRENT ASSETS:
         Cash                                                                      $ 634             $ 3,801
                                                                          ---------------        ------------

                     Total current assets                                            634               3,801

TOTAL ASSETS                                                                       $ 634             $ 3,801
                                                                          ===============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                                  $ 24,303            $ 12,425
         Loan and advances payable - related party                                   100                 100
         Notes payable - related party                                            40,000              40,000
                                                                          ---------------        ------------

                     Total current liabilities                                    64,403              52,525

STOCKHOLDERS' EQUITY (DEFICIT):

         Common stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 shares issued and outstanding
           as of September 30, 2001 and June 30, 2000, respectively               10,550              10,550
         Additional paid-in capital                                               99,950              99,950
         Deficit accumulated during the development stage                       (174,269)           (159,224)
                                                                          ---------------        ------------

                       Total stockholders' equity (deficit)                      (63,769)            (48,724)
                                                                          ---------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 634             $ 3,801
                                                                          ===============        ============

   The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                 (UNAUDITED)
                                                           (UNAUDITED)                         FOR THE PERIOD
                                                       THREE MONTHS ENDED                      FEBRUARY 10,1997
                                                           SEPTEMBER 30,                    (DATE OF INCEPTION) TO
                                                    2001                   2000               SEPTEMBER 30, 2001
                                                    ----                   ----                  ------------------
DEVELOPMENT STAGE REVENUES                      $          0           $           0         $           0
                                                -----------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
          Organization cost                                0                       0                   964
          Accounting fees                              7,979                   2,500                41,765
          Advertising                                      0                       0                   848
          Bank charges                                    45                       0                   248
          Consulting fees                                  0                       0                10,856
          Courier / postage                                0                     137                   273
          Dues and subscriptions                           0                      30                   675
          Licenses and taxes                             365                       0                 2,112
          Office expenses                              4,500                   4,530                45,098
          Legal fees                                   1,148                   1,615                28,988
          Printing                                         0                       0                   526
                                                -------------         ---------------         -------------
Total development stage expenses                      14,037                   8,812               132,353
                                                -------------         ---------------         -------------

LOSS FROM OPERATIONS                                 (14,037)                 (8,812)             (132,353)

INTEREST EXPENSE                                      (1,008)                      0                (2,916)

LOSS ON DISPOSITION OF ASSET                               0                       0               (24,474)

LOSS ON INVESTMENT IN
 UNCONSOLIDATED SUBSIDIARY                                 0                       0                (6,026)
                                                -------------         ---------------         -------------

NET LOSS                                           $ (15,045)               $ (8,812)           $ (165,769)
                                                =============         ===============         =============

LOSS PER COMMON SHARE
          Basic & diluted                            $ (0.00)                $ (0.00)
                                                =============         ===============

Weighted-average number of common
 shares outstanding                               10,550,000              10,550,000
                                                =============         ===============

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

   The accompanying notes are an integral part of these financial statements.

                                                                                               DEFICIT
                                                                                               ACCUMULATED
                                                                                ADDITIONAL     DURING THE
                                                      COMMON STOCK              PAID-IN        DEVELOPMENT
                                                 SHARES         AMOUNT          CAPITAL        STAGE            TOTAL
                                                 ------         ------          -------        -----            -----
Balance, June 30, 1999                         10,050,000     $   10,050     $   99,950     $  (44,686)     $   65,314

Restricted common stock issued to acquire
 I-RealtyAuction.Com, Inc.                        500,000            500              0              0             500

Loss during the development stage for
 the year ended June 30, 2000                           0              0              0        (45,668)        (45,668)
                                               ----------     ----------     ----------     ----------      ----------

Balance, June 30, 2000                         10,550,000         10,550         99,950        (90,354)         20,146

Loss during the development stage for
 the year ended June 30, 2001                           0              0              0        (68,870)        (68,870)
                                               ----------     ----------     ----------     ----------      ----------

Balance, June 30, 2001                         10,550,000         10,550         99,950       (159,224)        (48,724)

Loss during the development stage for
 the three months ended September 30, 2001              0              0              0        (15,045)        (15,045)
                                               ----------     ----------     ----------     ----------      ----------

Balance, September 30, 2001                    10,550,000     $   10,550     $   99,950     $ (174,269)     $  (63,769)
                                               ==========     ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                               (UNAUDITED)
                                                                        (UNAUDITED)                           PERIOD FROM
                                                                     THREE MONTHS ENDED                     FEBRUARY 10, 1997
                                                                       SEPTEMBER 30,                      (DATE OF INCEPTION) TO
                                                                      --------------
                                                               2001                   2000                   SEPTEMBER 30, 2001
                                                               ----                   ----                   ------------------
OPERATING ACTIVITIES:
 Net loss                                                     $ (15,045)              $ (8,782)             $ (165,769)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization                                                        0                      0                       0
  Stock issued for legal services                                     0                      0                     500
  Forward stock split                                                 0                      0                  (8,500)
  Changes in assets and liabilities:
   Increase (Decrease) in accounts payable
   and accrued expenses                                          11,878                  7,252                  24,303
                                                           -------------           ------------            ------------

          Net cash used by operating activities                  (3,167)                (1,530)               (149,466)
                                                           -------------           ------------            ------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                           0                      0                 110,000
 Proceeds from short term borrowings-related party                    0                      0                  40,000
 Proceeds from loans and advances-related party                       0                      0                     100
                                                           -------------           ------------            ------------

          Net cash provided by financing activities                   0                      0                 150,100
                                                           -------------           ------------            ------------

INCREASE (DECREASE) IN CASH                                    $ (3,167)              $ (1,530)                  $ 634
                                                           =============           ============            ============

CASH, BEGINNING OF PERIOD                                       $ 3,801                $ 2,733              $        0
                                                           =============           ============            ============

CASH, END OF PERIOD                                               $ 634                $ 1,203                   $ 634
                                                           =============           ============            ============

   The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     For the cumulative period February 10, 1997 (date of inception) through September 30, 2001, the Company paid interest of $867.

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

     On February 21, 2001, the Company decided to spin-off its investment in Genesis Realty Group, Inc. (formerly I-Realtyauction.com, Inc.) ("Genesis") to its shareholders. Each shareholder of the Company received .142 of Genesis for each share owned. As a result, the Company recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

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

     INVESTMENT

     The Company acquired a 30% interest in Genesis Realty Group, Inc. (formerly i- RealtyAuction.Com, Inc.) ("Genesis") and accounts for the investment under the equity method (Notes 5 and 8). Genesis is a development stage company that intends to market, auction, and provide other related real estate transactions through an Internet Website. On February 21, 2001, the Company decided to spin-off its investment in Genesis Realty Group, Inc. (formerly I-Realtyauction.com, Inc.) ("Genesis") to its shareholders. Each shareholder of the Company received .142 of Genesis for each share owned. As a result, the Company recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 do not have a material effect on our financial statements and related disclosures

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (date of inception) to September 30, 2001 aggregated $165,769. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   OTHER ASSETS

     On December 2, 1999, the Company formed Genesis along with another investor I-Incubator.Com, Inc., a related party. The Company issued 500,000 shares of its common stock to Genesis valued at $500, and paid $30,000 for a 30% interest in Genesis. I-Incubator.Com, Inc. received a 70% interest in Genesis in exchange for services valued at $700. Genesis is a development stage company. On February 21, 2001, the Company decided to spin-off its investment in Genesis to its shareholders. The Company recognized a loss on disposition of $24,474 which was recorded as expense for the year ended June 30, 2001.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the three months ended September 30, 2001 and June 30, 2001, the Company had net operating loss carryforwards ("NOL's") of $165,769 and $128,921, respectively, which will be available to reduce future taxable income and expense in the years 2021 and 2020, respectively.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                      September  30,  2001     June  30,  2001
                                      ---------  ---  ----     ----  ---  ----
     Deferred  tax  assets             $  65,479               $  50,924
     Valuation   allowance               (65,479)                (50,924)
                                       ---------               ---------
     Deferred tax asset, net           $    -                  $    -
                                       =========               =========

     At September 30, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for September 30, 2001 and June 30, 2001, principally due to the following

                   U.S. statutory tax rate           34.0%
                   State and local taxes               5.5
                   Valuation                        (39.5)
                   Effective rate                      - %
                                                     -----

7.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2001 & June 30, 2001 respectively consisted of the following:

                               September 30, 2001      June 30, 2001
                               ------------------      -------------
      Accounts payable           $ 16,170                $ 7,884
      Accrued expenses              6,084                  3,500
      Accrued interest              2,049                  1,041
                                 --------                -------
                                 $ 24,303                $12,425
                                 ========                =======

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

9.   RELATED PARTY TRANSACTIONS

     In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
     D. Farkas. For the three months ended September 30, 2001 and year ended June 30, 2001, $3,000 and $12,000 respectively, are included as expense in the accompanying financial statements.

     In April, 1999 the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the three months ended September 30, 2001 and year ended June 30, 2001, $1,500 and $6,000 respectively, are included as expense in the accompanying financial statement.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     In December, 1999 the Company issued 500,000 shares of common stock and paid $30,000 in connection with the formation and acquisition of a 30% interest in Genesis 70% of Genesis, is owned by I-Incubator.Com, Inc. a related party. I-Incubator.Com, Inc. exchanged consulting services valued at $700 for its 70% interest in Genesis.

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

PERIOD FROM FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $165,769, primarily consisting of accounting ($41,765), legal ($28,988), office expenses ($45,098) and consulting fees ($10,856). The Company also spin-off its shares in Genesis Realty Group, Inc. which resulted in a loss on disposition ($24,272).

FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses for the year ended June 30, 2001 was $68,780 as compared to expenses of $45,668 for the year ended June 30, 2000.

Expenses for the year ended June 30, 2001 were primarily accounting ($11,486), legal ($6,243), and office expenses ($18,000). Accounting and legal fees are related to the Company's quarterly regulatory filings. Office expenses incurred as a result of administrative services performed for the Company.

Expenses for the year ended June 30, 2000 were primarily accounting ($19,300), legal ($5,302), and office expenses ($18,000). Accounting and legal fees are related to the Company's quarterly regulatory filings. Office expenses were incurred as a result of administrative services performed for the Company.

------------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage expenses for the three months ended September 30, 2001 are $15,045 as compared to expenses of $8,812 for the three months ended September 30, 2000.

Expenses for the three months ended September 30, 2001 are primarily accounting ($7,979), legal ($1,147) and office expenses ($4,500). These fees are related to the Company's quarterly and annual filings along with administrative services performed on behalf of the Company.

Expenses for the three months ended September 30, 2000 were primarily accounting ($2,500), legal ($1,615) and office expenses ($4,530). These fees are related to the Company's quarterly filings along with administrative services performed on behalf of the Company.

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised has been used to cover working capital needs such as office expenses and various consulting fees.

For the three months ended September 30, 2001, we incurred a net loss of $21,956. Our accumulated deficit since inception is $150,876. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

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

November 27, 2001