Form 10KSB/A
period 2001-06-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-11-29
CIK 1085254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             AMENDMNT NO. 1 TO FORM
                                   FORM 10-KSB

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

                          Common Stock Bid
                            High     Low
                            ----     ---

     Fiscal Quarter         High     Low
                            ----     ---
     September 30, 2000     0.60   0.35
     December 31, 2000      0.50   0.25
     March 31, 2001         0.80   0.40
     June 30, 2001          0.75   0.25

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

Operating expenses since inception have amounted to $150,724 primarily consisting of accounting ($33,786), legal ($27,840), office expenses ($40,598) and consulting fees ($10,856). The Company also spun off its shares in I-Realty.com, Inc. which resulted in a loss on disposition ($24,474).

FOR YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses for the year ended June 30, 2001 was $68,870 as compared to expenses of $45,668 for the year ended June 30, 2000.


Expenses for the year ended June 30, 2001 were primarily accounting ($11,486), legal ($6,243), and office expenses ($18,000). The Company also spun off its shares in I-Realty.com, Inc. which resulted in a loss on disposition ($24,474).

Expenses for the year ended June 30, 2000 were primarily accounting ($19,300), legal ($5,302), and office expenses ($18,000). These fees are related to the Company's quarterly regulatory filings along with the expenses incurred as a result of the administrative services.

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

For the year ended June 30, 2001, we incurred a net loss of $68,870. Our accumulated deficit since inception is $150,724. Such accumulated losses have resulted primarily from costs incurred for various professional fees.

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

Dated: November 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                         Title                                         Date

                             President, Chief Executive Officer,           November 29, 2001
---------------------------- Chairman and Director

/s/ Michael D. Farkas        Executive Vice President, Chief               November 29, 2001
---------------------------- Financial Officer, Treasurer,
                             Secretary and Director


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

Salibello & Broder LLP
New York, NY

August 30, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                    JUNE 30, 2001           JUNE 30, 2000
                                                                          -------------           -------------
CURRENT ASSETS:
         Cash                                                                    $ 3,801             $ 2,733
         Prepaid expenses                                                              0               1,500
                                                                          ---------------        ------------
                     Total current assets                                          3,801               4,233

         INVESTMENT IN I-REALTYAUCTION.COM, INC.                                       0              30,500
                                                                          ---------------        ------------

TOTAL ASSETS                                                                    $ 25,604            $ 34,733
                                                                          ===============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                                  $ 12,425            $ 14,487
         Loan and advances payable - related party                                   100                 100
         Notes payable - related party                                            40,000                   0
                                                                          ---------------        ------------
                     Total current liabilities                                    52,525              14,587

STOCKHOLDERS' EQUITY (DEFICIT):

         Common stock, par value $.001 per share; 50,000,000 shares authorized;10,550,000 shares issued and outstanding
           as of June 30, 2001 and June 30, 2000, respectively                    10,550              10,550
         Additional paid-in capital                                               99,950              99,950

         Deficit accumulated during the development stage                       (159,224)            (90,354)
                                                                          ---------------        ------------

                       Total stockholders' equity (deficit)                      (26,921)             20,146
                                                                          ---------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 25,604            $ 34,733
                                                                          ===============        ============


The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                   FOR THE PERIOD
                                                                                                  FEBRUARY 10,1997
                                                                    JUNE 30,                   (DATE OF INCEPTION) TO
                                                                    --------
                                                    2001                   2000                    JUNE 30, 2001
                                                    ----                   ----                    -------------
DEVELOPMENT STAGE REVENUES                      $                0    $                0      $                0
                                                -----------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
          Organization cost                                0                     964                   964
          Accounting fees                             11,486                  19,300                33,786
          Advertising                                      0                       0                   848
          Bank charges                                    73                       0                   203
          Consulting fees                                  0                       0                10,856
          Courier                                        184                       0                   273
          Dues and subscriptions                         120                     555                   675
          Licenses and taxes                             340                   1,037                 1,747
          Office expenses                             18,000                  18,000                40,598
          Legal fees                                   6,243                   5,302                27,840
          Printing                                        16                     510                   526
                                                -------------         ---------------         -------------
Total development stage expenses                      36,462                  45,668               118,316
                                                -------------         ---------------         -------------

LOSS FROM OPERATIONS                                 (36,462)                (45,668)             (118,316)

INTEREST EXPENSE                                      (1,908)                      0                (1,908)

LOSS ON DISPOSITION OF ASSET                         (24,474)                      0               (24,474)

LOSS ON INVESTMENT IN
 UNCONSOLIDATED SUBSIDIARY                            (6,026)                      0                (6,026)
                                                -------------         ---------------         -------------
NET LOSS                                           $ (68,870)              $ (45,668)           $ (150,724)
                                                =============         ===============         =============

LOSS PER COMMON SHARE
          Basic & diluted                            $ (0.01)                $ (0.00)
                                                =============         ===============

Weighted-average number of common
 shares outstanding                               10,550,000              10,078,356
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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                           ADDITIONAL   DURING THE
                                                                    COMMON STOCK           PAID-IN      DEVELOPMENT
                                                               SHARES          AMOUNT      CAPITAL      STAGE           TOTAL
                                                               ------          ------      -------      -----           -----
Balance, June 30, 1999                                         10,050,000   $   10,050   $   99,950    $  (44,686)   $   65,314

Restricted common stock issued to acquire
 I-RealtyAuction.Com, Inc.                                        500,000          500            0             0           500

Loss during the development stage for
 the year ended June 30, 2000                                           0            0            0       (45,668)      (45,668)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2000                                         10,550,000       10,550       99,950       (90,354)       20,146

Loss during the development stage for

 the year ended June 30, 2001                                           0            0            0       (68,870)      (68,870)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2001                                         10,550,000   $   10,550   $   99,950    $ (159,224)   $  (48,724)
                                                               ==========   ==========   ==========    ==========    ==========


The accoumpanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                                 PERIOD FROM
                                                                              YEAR ENDED                      FEBRUARY 10, 1997
                                                                              JUNE 30,                     (DATE OF INCEPTION) TO
                                                                              ---------
                                                               2001                   2000                      JUNE 30, 2000
                                                               ----                   ----                      -------------
OPERATING ACTIVITIES:

 Net loss                                                     $ (68,870)             $ (45,668)             $ (150,724)

 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization                                                        0                    678                       0
  Stock issued for legal services                                     0                      0                     500
  Forward stock split                                                 0                      0                  (8,500)
  Changes in assets and liabilities:
   (Increase) Decrease in prepaid expenses                        1,500                   (500)                      0
   Increase (Decrease) in accounts payable
   and accrued expenses                                          (2,162)                 1,463                  12,425
                                                           -------------           ------------            ------------

          Net cash used by operating activities                 (69,532)               (44,027)               (146,299)
                                                           -------------           ------------            ------------
INVESTING ACTIVITIES:
 Investment in I-RealtyAuction.Com, Inc.                         30,500                (30,500)                      0
                                                           -------------           ------------            ------------
          Net cash used/provided by investing activities         30,500                (30,500)                      0
                                                           -------------           ------------        ------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                           0                    500                 110,000
 Proceeds from short term borrowings-related party               40,000                      0                  40,000
 Proceeds from loans and advances-related party                     100                      0                     100
                                                           -------------           ------------            ------------
          Net cash provided by financing activities              40,100                    500                 150,100
                                                           -------------           ------------            ------------
INCREASE (DECREASE) IN CASH                                     $ 1,068              $ (74,027)                $ 3,801
                                                           =============           ============            ============
CASH, BEGINNING OF PERIOD                                       $ 2,733               $ 76,760              $        0
                                                           =============           ============            ============
CASH, END OF PERIOD                                             $ 3,801                $ 2,733                 $ 3,801
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

     On February 21, 2001, the Company decided to spin-off its investment in I-Realtyauction.com to its shareholders. Each shareholder of the Company received .142 of I-Realtyauction.com for each share owned. As a result, the Company recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

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

     INVESTMENT

     The Company acquired a 30% interest in i-RealtyAuction.Com, Inc. ("I-Realty") and accounts for the investment under the equity method (Notes 5 and 8). I-Realty is a development stage company that intends to market, auction, and provide other related real estate transactions through an

     Internet website. On February 21, 2001, the Company decided to spin-off its investment in I-Realtyauction.com to its shreholders. Each shareholder of the COmpany received .142 of I-Relatyauction.com for each shareholder owned. As a result, the COmpany recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (date of inception) to June 30, 2001 aggregated $150,724. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   OTHER ASSETS

     On December 2, 1999, the Company formed I-Realty along with another investor I-Incubator.Com, Inc., a related party. The Company issued 500,000 shares of its common stock to I-Realty valued at $500, and paid $30,000 for a 30% interest in I-Realty. I-Incubator.Com, Inc. received a 70% interest in I-Realty in exchange for services valued at $700. I-Realty is a development stage company. On February 21, 2001, the Company decided to spin-off its invedstment in I-Realty to its shareholders. The Company recognized a loss on disposition of $24,474 and was recorded as expenses in the accompany financial statements.

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the years ended June 30, 2001 and 2000, the Company had net operating loss carryforwards ("NOL's") of $150,724 and $81,854, respectively, which will be available to reduce future taxable income and expense in the years ending June 30, 2021 and 2020, respectively.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                            June 30,            June 30,
                                              2001                2000

       Deferred tax assets                   $ 59,536            $ 32,332
       Valuation allowance                    (59,536)            (32,332)
                                             --------            --------

       Deferred tax asset, net               $ -                 $ -
                                             ====                ===

     At June 30, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for June 30, 2001 and June 30, 2000, principally due to the following

                  U.S. statutory tax rate                   34.0%
                  State and local taxes                     5.5
                  Valuation                                 (39.5)
                                                            -----
                  Effective rate                              - %
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