Form 10QSB/A
period 2001-09-30
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2001-12-11
CIK 1085254

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of November 19, 2001 was 10,550,000.

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

December 11, 2001