Form 10QSB
period 2001-12-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2002-02-11
CIK 1085254

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X     No

The number of shares of common stock $.001 par value, of the Registrant issued and outstanding as of February 11, 2002, 2001 was 4,600,000.

PART 1

ITEM 1.     FINANCIAL STATEMENTS
GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2001 AND JUNE 30, 2001 AND FOR SIX MONTH PERIODS ENDED DECEMBER, 31 2001 AND 2000 AND FOR THE PERIOD FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS                                                                           Page
-------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                      1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND JUNE 30, 2001 AND FOR SIX
MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FEBURARY 10, 1997
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

Balance sheets                                                                                    2

Statements of operations                                                                          3

Statements of changes in stockholders' equity (deficit)                                           4-5

Statements of cash flows                                                                          6

Notes to financial statement                                                                      7-14

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors

Global Realty Management Group, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Global Realty Management Group, Inc. (a development stage company) as of June 30, 2001 and the related statement of operation, change in stockholders' equity (deficit) and cash flow for the year ended June 30, 2001. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Global Realty Management Group, Inc. as of June 30, 2001 and the results of its operation and its cash flow for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

August 30, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
ASSETS                                                                           DECEMBER 31, 2001      JUNE 30, 2001
                                                                                 -----------------      -------------

CURRENT ASSETS:
    Cash                                                                                  $ 462                  $ 3,801
                                                                             -------------------        -----------------

            Total current assets                                                            462                    3,801
                                                                             -------------------        -----------------

TOTAL ASSETS                                                                              $ 462                  $ 3,801
                                                                             ===================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                              $ 35,980                 $ 12,425
    Loan payable - related party                                                            100                      100
    Note payable - related party                                                         40,000                   40,000
                                                                             -------------------        -----------------

            Total current liabilities                                                    76,080                   52,525
                                                                             -------------------        -----------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock, par value $.001 per share; 50,000,000 shares authorized;
      10,550,000 shares issued and outstanding

      as of December 31, 2001 and June 30, 2001, respectively                            10,550                   10,550
    Additional paid-in capital                                                           99,950                   99,950
    Deficit accumulated during the development stage                                   (186,118)                (159,224)
                                                                             -------------------        -----------------

              Total stockholders' equity (deficit)                                      (75,618)                 (48,724)
                                                                             -------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ 462                  $ 3,801
                                                                             ===================        =================

                 The accompanying notes are an integral part of
                          these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (UNAUDITED)
                                             (UNAUDITED)                     (UNAUDITED)             FOR THE PERIOD
                                          THREE MONTHS ENDED               SIX MONTHS ENDED         FEBRUARY 10,1997
                                             DECEMBER 31,                    DECEMBER 31,        (DATE OF INCEPTION) TO
                                        2001            2000            2001            2000         DECEMBER 31,2001
                                        ----            ----            ----            ----         ----------------
DEVELOPMENT STAGE REVENUES          $          0    $          0    $          0    $          0    $          0
                                    ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
      Organization cost                        0               0               0               0             964
      Accounting fees                      3,784           2,553          11,764           5,053          45,549
      Advertising                              0               0               0               0             848
      Bank charges                            45              36              90              36             293
      Consulting fees                          0               0               0               0          10,856
      Courier / postage                        0             137               0             136             273
      Dues and subscriptions                   0              50               0              80             675
      Licenses and taxes                      20             190             385             190           2,132
      Office expenses                      4,500           4,500           9,000           9,000          49,598
      Legal fees                           2,502           1,254           3,650           2,869          31,490
      Printing                                 0               0               0               0             526
                                    ------------    ------------    ------------    ------------    ------------

Total development stage expenses          10,851           8,720          24,889          17,364         143,204
                                    ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                     (10,851)         (8,720)        (24,889)        (17,364)       (143,204)

INTEREST EXPENSE                            (997)              0          (2,005)           (369)         (3,914)

LOSS ON DISPOSITION OF ASSET                   0               0               0               0         (24,474)

LOSS ON INVESTMENT IN
 UNCONSOLIDATED SUBSIDIARY                     0         (30,500)              0         (30,500)         (6,026)
                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                 (11,848)        (39,220)   $    (26,894)   $    (48,233)   $   (177,618)
                                    ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
      Basic & diluted               $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                    ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                   10,550,000      10,550,000      10,550,000      10,550,000
                                    ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          DEFICIT
                                                                                                          ACCUMULATED
                                                                                           ADDITIONAL     DURING THE
                                                                    COMMON STOCK           PAID-IN        DEVELOPMENT
                                                                 SHARES       AMOUNT       CAPITAL        STAGE          TOTAL
                                                                 ------       ------       -------        -----          -----
Balance, February 10, 1997 (date of inception )                         0   $        0   $        0    $        0    $        0

Restricted common stock issued to related parties
 for consulting fees                                                  200            0        1,000             0         1,000

Loss during the development stage for the period
 February 10, 1997 (date of inception) through June 30, 1997            0            0            0          (856)         (856)
                                                               ----------   ----------   ----------    ----------    ----------

Balance, June 30, 1997                                                200            0        1,000          (856)          144

Loss during the development stage for the year
 ended June 30, 1998                                                    0            0            0             0             0
                                                               ----------   ----------   ----------    ----------    ----------

Balance, June 30, 1998                                                200            0        1,000          (856)          144

Forward stock split 47,500 to 1                                 9,499,800        9,500       (1,000)       (8,500)            0

Common stock issued to third parties in private offering          500,000          500       99,500             0       100,000

Common stock issued for legal services                             50,000           50          450             0           500

Loss during development stage for the year
 ended June 30, 1999                                                    0            0            0       (35,330)      (35,330)
                                                               ----------   ----------   ----------    ----------    ----------
Balance, June 30, 1999                                         10,050,000       10,050       99,950       (44,686)       65,314

                 The accompanying notes are an integral part of
                          these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                                                                    ADDITIONAL        DURING THE
                                                        COMMON STOCK                PAID-IN           DEVELOPMENT
                                                 SHARES             AMOUNT          CAPITAL           STAGE             TOTAL
                                                 ------             ------          -------           -----             -----
Balance, June 30, 1999                          10,050,000       $   10,050       $   99,950       $  (44,686)       $   65,314

Restricted common stock issued to acquire
 I-RealtyAuction.Com, Inc.                         500,000              500                0                0               500

Loss during the development stage for
 the year ended June 30, 2000                            0                0                0          (45,668)          (45,668)
                                                ----------       ----------       ----------       ----------        ----------

Balance, June 30, 2000                          10,550,000           10,550           99,950          (90,354)           20,146

Loss during the development stage for
 the year ended June 30, 2001                            0                0                0          (68,870)          (68,870)
                                                ----------       ----------       ----------       ----------        ----------

Balance, June 30, 2001                          10,550,000           10,550           99,950         (159,224)          (48,724)

Loss during the development stage for
 the six months ended December 31, 2001                  0                0                0          (26,894)          (26,894)
                                                ----------       ----------       ----------       ----------        ----------
Balance, December 31, 2001                      10,550,000       $   10,550       $   99,950       $ (186,118)       $  (75,618)
                                                ==========       ==========       ==========       ==========        ==========

                 The accompanying notes are an integral part of
                          these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (UNAUDITED)
                                                                              (UNAUDITED)                      PERIOD FROM
                                                                           SIX MONTHS ENDED                 FEBRUARY 10, 1997
                                                                              DECEMBER 31,                (DATE OF INCEPTION) TO
                                                                       2001                 2000            DECEMBER 31, 2001
OPERATING ACTIVITIES:
Net loss                                                         $ (26,894)              $ (48,233)            $ (177,618)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Stock issued for legal services                                         0                       0                    500
  Forward stock split                                                     0                       0                 (8,500)
  Changes in assets and liabilities:
  (Increase) Decrease in prepaid expenses                                 0                   1,500                      0
   Increase (Decrease) in accounts payable
   and accrued expenses                                              23,555                  (8,523)                35,980
                                                            ----------------        ----------------       ----------------

          Net cash used in operating activities                      (3,339)                (55,256)              (149,638)
                                                            ----------------        ----------------       ----------------

INVESTMENT ACTIVITIES:
 Investment in Genesis Realty Group, Inc.                                 0                  30,500                      0
                                                            ----------------        ----------------       ----------------

         Net cash used in investing activities                            0                  30,500                      0
                                                            ----------------        ----------------       ----------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                               0                  23,500                110,000
 Proceeds from short term borrowings-related party                        0                       0                 40,000
 Proceeds from loans and advances-related party                           0                       0                    100
                                                            ----------------        ----------------       ----------------

          Net cash provided by financing activities                       0                  23,500                150,100
                                                            ----------------        ----------------       ----------------

INCREASE (DECREASE) IN CASH                                        $ (3,339)               $ (1,256)                 $ 462
                                                            ================        ================       ================

CASH, BEGINNING OF PERIOD                                           $ 3,801                 $ 2,733         $                  0
                                                            ================        ================       ================

CASH, END OF PERIOD                                                   $ 462                 $ 1,477                  $ 462
                                                            ================        ================       ================

                 The accompanying notes are an integral part of
                          these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         For the cumulative period February 10, 1997 (date of inception) through December 31, 2001, the Company paid interest of $867.

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

         On February 21, 2001, the Company decided to spin-off its investment in Genesis Realty Group, Inc. (formerly I-Realtyauction.com, Inc.) ("Genesis") to its shareholders. Each shareholder of the Company received .142 of Genesis common stock for each share owned. As a result, the Company recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

                 The accompanying notes are an integral part of
                          these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations" which supersedes APB Opinion No.16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. The requirements of FASB 141 do not have a material effect on our consolidated financial statements and related disclosures.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes APB Opinion No.17, "Intangible Assets". The Statement addresses how intangible assets are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The requirements of FASB 142 do not have a material effect on our consolidated financial statements and related disclosures.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121 "Accounting for the Impairment of
     Long-Lived Assets to be Disposed of", APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51 "Consolidated Financial Statements". The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation. Also, it established a single accounting model for long-lived assets to be disposed of by sale. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (date of inception) to December 31, 2001 aggregated $177,618. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

6.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the six months ended December 31, 2001 and June 30, 2001, the Company had net operating loss carryforwards ("NOL's") of $177,618 and $128,921, respectively, which will be available to reduce future taxable income and expense in the years up to 2021 and 2020, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                        December 31,          June 30,
                                                           2001                  2001
                Deferred tax assets                    $       70,159        $     50,924
                Valuation allowance                           (70,159)            (50,924)

                Deferred tax asset, net                $       -             $     -

     At December 31, 2001 and June 30, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for December 31, 2001 and June 30, 2001, principally due to the following

                  U.S. statutory tax rate                          34.0%
                  State and local taxes                             5.5
                  Valuation                                       (39.5)

                  Effective rate                                     - %

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

7.                ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2001 & June 30, 2001 respectively consisted of the following:

                                                               December 31,               June 30,
                                                                     2001                   2001
                  Accounts payable                            $        28,669        $         7,884
                  Accrued expenses                                      4,265                  3,500
                  Accrued interest                                      3,046                  1,041

                                                              $        35,980        $        12,425

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

     In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. The fees paid for these services was $10,500. In addition, the Company issued 50,000 shares of common stock (valued at $500) as additional payment for the services rendered.

     On December 6, 1999, the Company issued 500,000 restricted common shares in connection with the formation of I-RealtyAuction.Com, Inc. valued at par $500 (see Note 5).

                                       -13

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
     D. Farkas. For the six months ended December 31, 2001 and year ended June 30, 2001, $6,000 and $12,000 respectively, are included as office expense in the accompanying financial statements.

     In April 1999, the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the six months ended December 31, 2001 and year ended June 30, 2001, $3,000 and $6,000 respectively, are included as office expense in the accompanying financial statement.

     On March 30, 2001 the Company issued a promissory note to Global Investment Holding LLC ("GIH") for $40,000. The promissory note bears interest of 10% per annum and was due on June 27, 2001. Michael Farkas and Joseph Spitzer are each 50% owner of GIH.

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

PERIOD FROM FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $177,618, primarily consisting of accounting ($45,549), legal ($31,490), office expenses ($49,598) and consulting fees ($10,856). The Company also spin-off its shares in Genesis Realty Group, Inc. which resulted in a loss on disposition ($24,474).

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses for the six months ended December 31, 2001 was $26,894 as compared to expenses of $48,233 for the six months ended December 31, 2000.

Expenses for the six months ended December 31, 2001 were primarily accounting ($11,764), legal ($3,650), and office expenses ($9,000). Accounting and legal fees are related to the Company's quarterly regulatory filings. Office expenses were incurred as a result of administrative services performed for the Company by a related party.

Expenses for the six months ended December 31, 2000 were primarily accounting ($5,053), legal ($2,869), and office expenses ($9,000). Accounting and legal fees are related to the Company's quarterly regulatory filings. Office expenses were incurred as a result of administrative services performed for the Company.

------------------------------------------------------

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses for the three months ended December 31, 2001 are $11,848 as compared to expenses of $39,220 for the six months ended December 31, 2000.

Expenses for the three months ended December 31, 2001 are primarily accounting ($3,784), legal ($2,502) and office expenses ($4,500). These fees are related to the Company's quarterly and annual filings along with administrative services performed on behalf of the Company.

Expenses for the three months ended December 31, 2000 were primarily accounting ($2,553), legal ($1,254) and office expenses ($4,500). These fees are related to the Company's quarterly filings along with administrative services performed on behalf of the Company. The Company recorded a loss on investment from their 30% owned subsidiary Genesis Realty, Inc. (Formerly known as I-Realtyauction.com, Inc.) ($30,500).

Liquidity and Capital Resources

Despite capital contributions and both related party loans, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties. A significant portion of the funds raised has been used to cover working capital needs such as office expenses and various consulting fees.

For the six months ended December 31, 2001, we incurred a net loss of $26,894. Our accumulated losses since inception is $177,618. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

February 11, 2002