Form 10QSB
period 2002-03-31
GLOBAL REALTY MANAGEMENT GROUP INC
filed 2002-05-15
CIK 1085254

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002
                         Commission File Number 0-30291

                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                           65-0735872
            -------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


   16825 Northchase Drive, Suite 630, Houston, Texas              77060
   -------------------------------------------------              -----
       (Address of principal executive offices)                 (Zip Code)


                                 (281) 877-9700
                                 --------------
                           (Issuer's telephone number)


              1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_   No  ___


As of May 14, 2002, the Registrant had 12,812,436 shares of its common stock, par value $0.001, issued and outstanding.


Transitional Small Business Disclosure Format:    Yes  __  No  _X_

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
                                                                            Page
                                                                            ----
Unaudited Condensed Consolidated Balance Sheet at March 30, 2002...............2
Unaudited Condensed Consolidated Statement of Operations for the
three-month and nine-month periods ended March 30, 2002 and 2001...............3
Unaudited Condensed Consolidated Statement of Cash Flows for the
nine-month period ended March 31, 2002 and 2001................................4
Notes to Condensed Consolidated Financial Statements...........................6


                      GLOBAL REALTY MANAGEMENT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                              MARCH 31,
                                       ASSETS                                    2002
                                                                              ----------
CURRENT ASSETS
   Cash and equivalents                                                       $     911
   Accounts Receivable                                                           50,000
                                                                              ----------
      TOTAL CURRENT ASSETS                                                       50,911

          TOTAL ASSETS                                                        $  50,911
                                                                              ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and Accrued Expenses                                      $  17,050
   Loan Payable - Related Party                                               $     100
   Note Payable - Related Party                                                  40,000
                                                                              ----------

      TOTAL CURRENT LIABILITIES                                                  57,150
                                                                              ----------


COMMITMENTS AND CONTINGENCIES                                                         -

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 67,759,859 shares authorized, 714,867 shares issued and outstanding, preferred stock, $.001 par
   value, 10,000,000 shares authorized, no shares issued and outstanding         10,550
   Additional paid-in capital                                                    99,950
   Accumulated deficit                                                         (116,739)
                                                                              ----------

      TOTAL STOCKHOLDERS' DEFICIT                                                (6,239)
                                                                              ----------

                                                                              $  50,911
                                                                              ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                     GLOBAL REALTY MANAGEMENT GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)


                                                                                                    FEBRUARY 10, 1997
                                       THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,     (DATE OF
                                        --------------------------      --------------------------     INCEPTION) TO
                                           2002            2001            2002           2001        MARCH 31, 2002
                                        ----------      ----------      ----------      ----------      ----------
REVENUES                                $       -       $       -       $       -       $       -       $       -
                                        ----------      ----------      ----------      ----------      ----------

COSTS AND EXPENSES

 Organization Costs                                                             -               -             964
 Selling, general and
administrative                             32,701          10,990          57,590          28,318         174,941
                                        ----------      ----------      ----------      ----------      ----------

TOTAL EXPENSES                             32,701          10,990          57,590          28,318         175,905
                                        ----------      ----------      ----------      ----------      ----------

LOSS FROM OPERATIONS                      (32,701)        (10,990)        (57,590)        (28,318)       (175,905)

INTEREST EXPENSE                             (921)           (500)         (2,926)           (849)         (4,835)
                                        ----------      ----------      ----------      ----------      ----------

OTHER INCOME                              100,000               -         100,000               -         100,000

LOSS ON DISPOSITION OF ASSET                                                    -               -         (24,474)

LOSS ON INVESTMENT IN
UNCONSOLIDATED SUBSIDIARY                       -          (7,011)              -          (7,011)         (6,026)
                                        ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                       $  66,378       $ (18,501)      $  39,484       $ (36,198)      $(111,240)
                                        ==========      ==========      ==========      ==========      ==========

BASIC AND DILUTED NET INCOME
(LOSS) PER SHARE                        $  0.0929       $ (0.0259)      $  0.0552       $ (0.0506)      $ (0.1556)
                                        ==========      ==========      ==========      ==========      ==========

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             714,867         714,867         714,867         714,867         714,867
                                        ==========      ==========      ==========      ==========      ==========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                GLOBAL REALTY MANAGEMENT GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)




                                                      FOR NINE MONTHS ENDED MARCH 31,     PERIOD FROM
                                                     --------------------------------  FEBRUARY 10, 1997
                                                           2002            2001        TO MARCH 31, 2002
                                                     ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $  39,454       $ (36,198)      $(116,839)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Decrease (increase) in prepaid expenses                   -           1,500               -
      Decrease (increase) in accounts receivable          (50,000)              -         (50,000)
      Stock issued for legal services                                                         500
      Increase (decrease) in accounts payable and
accrued expenses                                            7,665           2,221          17,150

         Net cash used by operating activities             (2,890)        (32,477)       (149,189)
                                                     ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in I-RealtyAuction.com                             -          (7,011)              -

         Net cash used by investing activities                  -          (7,011)              -
                                                     ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from the issuance of common stock                     -               -               -
 Proceeds from short term borrowings - net                      -          23,500         110,000
 Proceeds from loan and advances - related party                -          40,000          40,100

         Net cash provided by financing activities              -          63,500         150,100
                                                     ---------------------------------------------------

Net increase (decrease) in cash                            (2,890)         38,034             911

CASH, BEGINNING OF PERIOD                                   3,801           2,733               0
                                                     ---------------------------------------------------

CASH, END OF PERIOD                                     $     911       $  40,767       $     911
                                                     ===================================================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the cumulative period February 10, 1997 (date of inception) through March 31, 2002, the Company paid interest of $4,835.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company has entered into the following non-cash transactions:

On February 27, 1997, the Company issued 200 shares to its founders for consulting services. This transaction was valued at $1,000.

For the year ended June 30, 1999, the Company issued 50,000 shares to its legal counsel for services rendered. This transaction was valued at $500.

On March 25, 1999, the directors authorized a forward stock split of 47,500 to
1. This transaction decreased retained earnings by $8,500.

On February 21, 2001, the Company decided to spin-off its investment in Genesis Realty Group, Inc. (formerly I-Realtyauction.com, Inc.) ("Genesis") to its shareholders. Each shareholder of the Company received .142 of Genesis common stock for each share owned. As a result, the Company recognized a loss on investment of $30,500 for the year ended June 30, 2001.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

         Use of Estimates
         ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Accordingly, actual results could differ from those estimates.

         Income Taxes
         ------------

The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes." which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

         Investment
         ----------

The Company acquired a 30% interest in Genesis Realty Group, Inc. (formerly i-RealtyAuction.Com, Inc.) ("Genesis") and accounts for the investment under the equity method (Note 6). Genesis is a development stage company that intends to market, auction, and provide other related real estate transactions through an Internet website. On February 21, 2001, the Company decided to spin-off its investment in Genesis to its shareholders. Each shareholder of the Company received .142 of Genesis for each share owned. As a result, the Company recognized a loss on investment of $30,500.

         Net Loss Per Share
         ------------------

The Company has adopted SFAS No. 128 "Earnings Per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred losses for all periods, and since there are no convertible instruments as of March 31, 2002, basic loss per share and diluted loss per share are the same.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


         Fair Value of Financial Instruments
         -----------------------------------

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

         Stock Compensation
         ------------------

Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes APB Opinion No.17, "Intangible Assets." The Statement addresses how intangible assets are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The requirements of FASB 142 do not have a material effect on our consolidated financial statements and related disclosures.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 51 "Consolidated Financial Statements." The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation. Also, it established a single accounting model for long-lived assets to be disposed of by sale. The requirements of FASB 143 do not have a material effect on our consolidated financial statements and related disclosures.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3.       DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company's initial activities have been devoted to developing a business plan, negotiating real estate management contracts, and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from February 10, 1997 (date of inception) to March 31, 2002 aggregated $111,240. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. In order to address these cash flow requirements, the Company has caused its wholly owned subsidiary to merge with a private company. [See Note 8.]

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. For the nine months ended March 31, 2002 and March 31, 2001, the Company had net operating loss carryforwards ("NOL's") of $111,240 and $117,916, respectively, which will be available to reduce future taxable income and expense in the years up to 2021 and 2020, respectively.

In accordance with SFAS No. 109, the Company has computed the components or deferred income taxes as follows.

                                           March 31, 2002
                                           --------------
   Deferred tax assets                     $       43,900
   Valuation allowance                            (43,900)
   Deferred tax asset, net                 $            -

At March 31, 2002, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for March 31, 2002 and June 30, 2001, principally due to the following:

                  U.S. statutory tax rate                           34.0%
                  State and local taxes                              5.5
                  Valuation                                        (39.5)
                  Effective rate                                       - %

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

5.       ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2002 consisted of the following:

                                      March 31, 2002
                                      --------------
Accounts payable                      $       7,000
Accrued expenses                              6,083
Accrued interest                              3,967
                                      --------------
                                      $      17,050
                                      ==============

6.       STOCKHOLDER'S EQUITY

On February 27, 1997, the Company issued 200 restricted common shares each to Joseph Spitzer (former President) and Michael D. Farkas (former Vice President, Treasurer, Secretary), the Company's former officers and directors, in consideration for management services valued at $1,000. These individuals are deemed to be founders of the Company.

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

In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. The fees paid for these services were $10,500. In addition, the Company issued 50,000 shares of common stock (valued at $500) as additional payment for the services rendered.

On December 6, 1999, the Company issued 500,000 restricted common shares in connection with the formation of I-RealtyAuction.Com, Inc., valued at par $500 (see Note 5).

On March 20, 2002, the Company increased its authorized capital to 1,000,000,000 shares of common stock and 10,000,000 of undesignated preferred stock.

7.       RELATED PARTY TRANSACTIONS

In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael D. Farkas. For the nine months ended March 31, 2002 and year ended June 30, 2001, $9,000 and $12,000, respectively, are included as office expense in the accompanying financial statements.

In April 1999, the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer. For the nine months ended March 31, 2002 and year ended June 30, 2001, $6,000 and $6,000 respectively, are included as office expense in the accompanying financial statements.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

On March 30, 2001, the Company issued a promissory note to Global Investment Holding LLC ("GIH") for $40,000. The promissory note bears interest of 10% per annum and was due on June 27, 2001. Michael Farkas and Joseph Spitzer are each 50% owner of GIH.

On March __, 2002, the Company paid bonuses in the aggregate amount of $19,200 to its former officers and directors, Michael Farkas and Joseph Spitzer.

8.       SUBSEQUENT EVENTS

         Reverse Stock Split
         -------------------

On April 2, 2002, the Company effectuated a 1 for 14.758 reverse split of the outstanding shares of common stock of the Company.

         Change in Control of the Company
         --------------------------------

On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and wholly owned subsidiary of the Company, merged with and into Excalibur Holdings, Inc., a Texas corporation ("Excalibur"). Since, before the merger, the Company was a public shell, the transaction will be reflected as a recapitalization of the accounting acquirer, Excalibur.

Under the terms of an agreement and plan of merger, each outstanding share of Excalibur common stock was converted into one (1) share of the Compnay's common stock, each outstanding share of Excalibur Series A preferred stock was converted into one (1) share of the Company's Series A preferred stock, and each outstanding share of Excalibur Series B preferred stock was converted into one
(1) share of the Company's Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur, making Excalibur a wholly owned subsidiary of the Company. In total, the Company issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock, and 806,000 shares of Series B preferred stock to the Excalibur shareholders pursuant to the merger. In connection with the merger, the Company issued 413,689 shares of common stock to an unaffiliated party in payment of investment banking services. Each share of Series A and Series B preferred stock are convertible into one (1) share of the Company's common stock.

In connection with the merger, the Company issued 25,000 shares of common stock to each of Michael Farkas and Joseph Spitzer as a bonus for services rendered. The Company also issued options to purchase an additional 100,000 shares of common stock for $1.00 per share to each of Michael Farkas and Joseph Spitzer.

Immediately before the closing of the merger, the Company designated 1,650,000 of its undesignated preferred stock as Series A preferred stock and 2,400,000 of its undesignated preferred stock as Series B preferred stock.

         Reincorporation
         ---------------

         The Company has received approval from its board of directors and a majority of its voting shareholders to reincorporate under the laws of the State of Delaware pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, the Company will change its name to "Excalibur Industries, Inc." The reincorporation merger is expected to become effective in June, 2002.

                      GLOBAL REALTY MANAGEMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

         Line of Credit
         --------------

On May 8, 2002, the Company entered into a Credit Agreement with Stillwater National Bank, which provides the Company with a $2 million revolving line of credit facility (the "Line of Credit"). The Line of Credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables and inventory and a second priority security interest in the equipment of the Company and its subsidiaries. The Line of Credit replaces the Company's and its subsidiaries' approximately $600,000 of prior existing revolving credit facilities and approximately $150,000 in short-term debt. The Company paid an up front fee of 25 basis points ($5,000) to Stillwater National Bank in connection with the Line of Credit.

The Line of Credit may be utilized for general corporate purposes, including working capital and acquisition financing. Under the Line of Credit, the Company borrows at a rate of interest equal to the higher of (a) six percent (6%) or (b) Stillwater's prime rate plus 100 basis points. The Line of Credit provides for an advance rate of 80% of qualified receivables and 50% of qualified inventory. The Line of Credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Global Realty Management Group, Inc. (the "Company") is a development stage company and has not commenced revenue-producing operations since its inception on February 10, 1997. The Company has devoted considerable time and capital resources defining and developing its strategic plan operating in the property management, development, construction, and leasing industries.

During the second and third quarters of fiscal year 2002, the Company met with several private companies with an expectation to enter into a definitive merger agreement. On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and wholly owned subsidiary of the Company, merged with and into Excalibur Holdings, Inc., a Texas corporation ("Excalibur") (the "Merger").

Under the terms of an agreement and plan of merger, each outstanding share of Excalibur common stock was converted into one (1) share of the Compnay's common stock, each outstanding share of Excalibur Series A preferred stock was converted into one (1) share of the Company's Series A preferred stock, and each outstanding share of Excalibur Series B preferred stock was converted into one
(1) share of the Company's Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur, making Excalibur a wholly owned subsidiary of the Company. In total, the Company issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock, and 806,000 shares of Series B preferred stock to the Excalibur shareholders pursuant to the Merger. In connection with the Merger, the Company issued 413,689 shares of common stock to an unaffiliated party in payment of investment banking services. Each share of Series A and Series B preferred stock are convertible into one (1) share of the Company's common stock.

In connection with the Merger, all of the Company's pre-Merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne Lewis,
W. Donald Parr, Aubrey Earl Swift, and Frank X. Marshik were appointed as directors of the Company. Mr. Stuart was also appointed to serve as the Company's Chairman of the Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as the Company's Executive Vice President, Chief Financial Officer, Treasurer, and Secretary. Mr. Lewis was appointed to serve as the Company's Chief Operating Officer.

The Company has received approval from its board of directors and a majority of its voting shareholders to reincorporate under the laws of the State of Delaware pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, the Company will change its name to "Excalibur Industries, Inc." The reincorporation merger is expected to become effective in June, 2002.

Because the stockholders of Excalibur owned approximately 91% of the outstanding voting shares of the Company after giving effect to the Merger, the acquisition of Excalibur is considered to be a reverse merger, and Excalibur will be deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirers prior to the merger will be retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock by an offset to capital.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had current assets of $50,911 and a working capital deficit of $6,239. In addition, the Company had a total accumulated deficit of $116,739 as of March 31, 2002.

On May 8, 2002, the Company entered into a Credit Agreement with Stillwater National Bank, which provides the Company with a $2 million revolving line of credit facility (the "Line of Credit"). The Line of Credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables and inventory and a second priority security interest in the equipment of the Company and its subsidiaries. The Line of Credit replaces the Company's and its subsidiaries' approximately $600,000 of prior existing revolving credit facilities and approximately $150,000 in short-term debt. The Company paid an up front fee of 25 basis points ($5,000) to Stillwater National Bank in connection with the Line of Credit.

The Line of Credit may be utilized for general corporate purposes, including working capital and acquisition financing. Under the Line of Credit, the Company borrows at a rate of interest equal to the higher of (a) six percent (6%) or (b) Stillwater's prime rate plus 100 basis points. The Line of Credit provides for an advance rate of 80% of qualified receivables and 50% of qualified inventory. The Line of Credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions.

The report of the Company's independent accountants for the fiscal year ended June 30, 2001 states that due to the absence of operating revenues and the Company's limited capital resources, there was doubt about the Company's ability to continue as a going concern. The Company believes that the merger with Excalibur has sufficiently addressed the absence of operating revenues and capital resources.

As of the date of this report, the Company believes that, in order to fund its plan of operations over the next 12 months, it will need to refinance existing short-term debt obligations. The Company currently has no agreements or commitments concerning the refinancing of these short-term debt obligations. If the Company is able to refinance these debt obligations, it believes it will be able to fund its plan of operations over the next 12 months from cash flows generated from operations. If the Company is unable to refinance these debt obligations, it will seek to fund its capital requirements over the next 12 months from the sale of its securities. The Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed.


SAFE HARBOR

This report contains various forward-looking statements that are based on our beliefs, assumptions which we have made, and information currently available to us. When used in this report, we intend the words "believe," "expect," "anticipate," "estimate," and similar expressions to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of our operations and the risks and uncertainties concerning the market acceptance of our services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which only speak as of the date made.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  2.1 Agreement and Plan of Merger dated March 22, 2002 by and among the Company, GRMG Acquisition Corp., and Excalibur Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed April 23, 2002.)

           (b)    Reports on Form 8-K

                  The Company filed no Current Report on Form 8-K during the quarterly period ended March 31, 2002.

                  On April 23, 2002, the Company filed a Current Report on Form 8-K to report the change in control of the Company and the Company's merger with Excalibur Holdings, Inc as described in
                  Item 2 above, and a change in the Company's fiscal year from June 30 to December 31. The Company intends to file the required financial statements and pro forma financial information by way of an amendment to the Current Report on Form 8-K on or before June 24, 2002.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         GLOBAL REALTY MANAGEMENT GROUP, INC.
                                         (Registrant)


Date:  May 14, 2002                      By:  /S/ Matthew C. Flemming
                                            ------------------------------------
                                              Matthew C. Flemming, Chief
                                              Financial Officer, Treasurer,
                                              Secretary and Executive Vice
                                              President