Form 10KSB
period 2001-12-31
EXCALIBUR INDUSTRIES INC
filed 2002-07-23
CIK 1085254

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended ______________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 2001 to December 31, 2001

                        Commission File Number 000-30291

                           EXCALIBUR INDUSTRIES, INC.
           (Name of small business issuer as specified in its charter)

            DELAWARE                                              65-073872
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        18625 NORTHCHASE DRIVE, SUITE 630
                              HOUSTON, TEXAS 77060
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (281) 877-9700 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
         COMMON STOCK, $.001 PAR VALUE
                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No
    -------             -------

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year was $0.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,234,802 as of July 18, 2002. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 9,626,899 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         As of July 18, 2002, 14,642,436 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         We are a diversified group of niche industrial companies that design, manufacture and assemble steel components and products for counter-terrorism and homeland security, power generation, aerospace and aviation, petrochemical and energy industries. We seek to increase sales and growth opportunities by creating synergies among our four subsidiaries and minimize risks by maintaining diversified customer bases and business cycles.

         We operate through four operating subsidiaries: Excalibur Steel, Excalibur Aerospace (which does business as Aero Weld), Excalibur Services and Shumate Machine Works. Our operations include the following: (i) fabrication of structural steel components; (ii) design and manufacture of aircraft training devices used for civil aviation, military and counter-terrorism sectors; (iii) fabrication and production of pressure vessels and heat exchangers; and (iv) close tolerance machining of steel alloy components and product assemblies for oil services applications.

OUR MARKET OPPORTUNITY

         The primary markets for our products are the power generation, aerospace and defense, petrochemical and energy industries. Customers in these industries demand high quality products, timely delivery and excellent customer service. They also demand high levels of precision in the products they purchase. Each industry we intend to serve has its own unique demands.

         POWER GENERATION. According to the Annual Energy Outlook of the U.S. Department of Energy's Information Administration, 1,310 new power plants with a total of 393 gigawatts of capacity are projected to be needed by 2020 to meet growing demand and to offset retirements. The report also indicates that demand for power generation internationally will increase at an even more rapid rate than in the United States. We anticipate that this demand for additional power plants will provide us with an opportunity to supply more steel components to our existing power generation customers as well as to develop new customers.

         AEROSPACE AND DEFENSE. The aerospace and defense industries require aircraft training devices in order to train commercial and military pilots and other flight personnel. We believe that the demand for aircraft training devices will continue, particularly as the commercial aviation industry becomes subject to stricter federal aviation regulations and standards. Although spending by commercial airlines for training devices has decreased in recent months, we believe that demand for these devices will increase over the long term. We also foresee that increased spending in the military sector will continue to provide new opportunities for us.

         In addition, in response to the terrorist attacks of September 11, 2001, President Bush has proposed a $38 billion HomeLand Defense/Security Budget. We believe that if the HomeLand Defense Budget is passed, it will provide additional demand for products such as flight simulators, counter-terrorist trainers and other anti-terrorist training devices. The proposed HomeLand Defense Budget allocates $3.5 billion for municipalities and local fire and police training. We believe that municipalities will use a portion of these funds to obtain cabin trainers and other training equipment for "first responder" training. We also believe that there has been a heightened demand for components used to upgrade airline cockpit door security and other anti-terrorist aviation equipment.

         ENERGY. According to the 2001 Ziff Energy Group Gas Industry Outlook, energy producers are forecasting increases in demand for oil and gas over the next five years. We believe that energy exploration will expand during this period, which would create additional demand for close tolerance machining of component parts used in drilling equipment and production facilities.

         PETROCHEMICAL. The Environmental Protection Agency estimates that $27 billion will be spent to bring industrial facilities into compliance with the Clean Air Act over the next several years. Modernization, expansion and retrofitting of existing facilities to reduce airborne emissions will require substantial amounts of fabricated steel products. Construction of new plants should also create significant demand for fabricated steel products.

OUR OPERATING SUBSIDIARIES

         EXCALIBUR STEEL fabricates structural steel. Excalibur Steel focuses on manufacturing components for power generation, distribution and transmission. Our manufacturing process includes receiving raw steel, performing a series of steps, including cutting, bending, and drilling to specifications, and then fitting and welding the component pieces. Our products include ducting systems for the inlet sides of gas turbines, silencer panels for reduction of noise with turbines and stainless steel piping used with high pressure steam. Excalibur Steel employs approximately 65 people and its facility is approximately 90,000 square feet. Excalibur Steel's customers include J&G Steel Corporation, Woolslayer Co., BTI, Inc., and KCI, Inc.

         EXCALIBUR AEROSPACE d.b.a. Aero Weld has specialized for 23 years in the highly precise design, fabrication and assembly of military and civil aircraft training equipment. These products include flight simulators, counter-terrorist trainers, hostage rescue trainers, emergency evacuation trainers and pilot flight training devices built to the needs of the commercial airlines, military, defense contractors and law enforcement agencies. Excalibur Aerospace's expertise includes close tolerance machining, specialty fabrication and engineering design. Excalibur Aerospace has manufactured and installed a full-scale Boeing airline cabin mock-up for the Federal Bureau of Investigation which is now used for counter-terrorism and hostage rescue training at its headquarters in Quantico, Virginia. Excalibur Aerospace is a leading sub-contractor for Berkshire Hathaway's Flight Safety International, a leading flight simulator training company. Excalibur Aerospace builds the hardware and motion systems for flight simulation used for pilot training. Excalibur Aerospace is a supplier to commercial airlines and airframe manufacturers such as Airbus. Historically, we achieved sales mainly through referral marketing without a dedicated sales force. We have added a technically trained sales force at the Excalibur Aerospace subsidiary to appropriately market these products. Recently, we recruited a business development manager with industry experience for Excalibur Aerospace. Excalibur Aerospace employs approximately 55 people and has approximately 80,000 square feet of manufacturing space. Our customers include the FBI, Flight Safety International, Singapore Airlines, Korean Airlines, American Airlines, Northwest Airlines, Delta Airlines and the United States military.

         EXCALIBUR SERVICES designs, fabricates and manufactures pressure vessels, heat exchangers and structural components for the oil, chemical, petrochemical, power generation and pulp and paper industries. This equipment maximizes energy conservation in the plants used in these industries while meeting Environmental Protection Agency guidelines. The manufacture of pressure vessels and heat exchangers involves welding to high standards of quality control that usually requires certifications, pressure-testing and x-ray inspection. Excalibur Services is code certified by the American Society of Mechanical Engineers (ASME) to meet these requirements. Excalibur Services began operations in November 2001 when we purchased selected equipment and inventory from RedHawk Industries in Tulsa, Oklahoma. We also hired key employees for this subsidiary and have begun a sales and marketing effort. As an ASME certified company, Excalibur Services provides complementary services to the other Excalibur subsidiaries which were formerly outsourced. Current customers of Excalibur Services include BD-AirFin, Braden Manufacturing, Phillips Petroleum, Gas Tech, Inc. and the AES Corporation.

         SHUMATE MACHINE WORKS specializes in providing close tolerance machining of components and entire product assemblies for the energy industry. In addition, Shumate produces complex assemblies for downhole operations under extreme environmental conditions for oil and gas exploration. These parts typically involve the machining of exotic alloys with high densities. Shumate has a diverse customer base, including BHI-Inteq Enventure, a Halliburton/ Shell joint venture, Oceaneering Intervention Engineering, Baker Hughes, Texas Oil Tools and Canrig Drilling Technology. Shumate is a major supplier for BHI-Inteq Enventure's proprietary down-hole casing modification equipment, which requires precision machining of tool steel. We project demand for this equipment to grow, and we believe that we are well positioned to increase market share in this area. This subsidiary employs 30 people at an 18,000 square foot plant in Magnolia, Texas, outside of Houston. Shumate's facility features exceptional capabilities for large diameter precision machining, with 95% of all processes being computer-numeric controlled. Shumate has also recently entered into an agreement to purchase a 30,000 square foot facility on approximately 10.5 acres of land in Conroe, Texas.

STRATEGY

         Our goal is to become a leading a diversified group of niche industrial companies with a national presence, to manufacture higher value, precision machined steel components and to increase our position in our selected market niches. We intend to achieve these objectives through the following strategic efforts:

         ACCELERATING INTERNAL SALES GROWTH. A key component of our strategy is to accelerate internal sales growth at each of our operating subsidiaries. The following are the key elements of this internal growth strategy:

         o ADD NEW CUSTOMERS. There are numerous potential opportunities to expand our customer base in each of the industries we serve. Our operating companies performed little pro-active marketing before we acquired them. We are implementing aggressive marketing programs that will utilize professional marketing services and adopt best practices among our operating companies to identify, obtain and maintain new customers. In addition, we intend to increase our visibility through trade shows, associations and publications.

         o BUILD OUR SALES FORCE. We are installing a well-trained, technically competent sales force that we believe will be able to obtain long-term contracts from existing and new customers in our core industries. Our sales force calls on current and prospective customers to leverage our new combined capabilities.

         o CROSS-COMPANY CUSTOMER REFERRALS. We intend to grow our sales by leveraging our relationships and approved vendor status with our customers and sharing them across our companies.

         o MARKET MORE COMPLETE SOLUTIONS. We will seek to leverage the expanded capabilities of our combined operating subsidiaries by bidding on and obtaining jobs that require a broader suite of capabilities.

         o EXPAND OUR PRODUCTS AND SERVICES. We believe that there are significant opportunities to accelerate internal growth by expanding our products and services along our core competencies. For example, Excalibur Aerospace is expanding its training and simulator business to other areas which may include military applications as well as cranes, tractor trailers and law enforcement trainers. Excalibur Steel is complementing its current core busineess with higher margin piping opportunities. Excalibur Services is expanding their petrochemical products to add a field services unit for the anticipated increase of refit work on refineries.

         IMPROVE OPERATING MARGINS. We believe that there are significant opportunities within our operating subsidiaries to increase profitability. The following are the key components of this strategy:

         o PURSUE HIGHER MARGIN COMPLEMENTARY BUSINESS LINES. We seek to expand the products and services that we produce for our customers. Our overall goal is to develop new, complementary business lines that carry higher margins and appeal to broader customer bases.

         o ROUTE PRODUCTION TO LEAST COST AREAS. The capabilities of our different operating companies allow us to route production components of a job to the most efficient cost center across the enterprise. In addition, we will seek to distribute variances in demand across our subsidiaries so that we may maximize machinery use capacity while still meeting customer delivery requirements.

         o REDUCE OUTSOURCING. Our strategy to internally route production to least-cost areas and maximize the combined capabilities and capacity of our subsidiaries should reduce the need for outsourcing of production components.

         o INCREASE OPERATING EFFICIENCIES. The consolidation of our operating subsidiaries under our corporate umbrella presents opportunities to achieve operating efficiencies and cost savings. We intend to use our increased purchasing power to gain volume discounts and to develop more effective inventory management systems. We expect measurable cost savings in such areas as inventory control, vehicle leasing and maintenance, information systems and relationships with key suppliers. Moreover, we are reviewing our operating and training programs at each company to identify those best practices that can be successfully implemented throughout our enterprise.

         o CONSOLIDATE DUPLICATE ADMINISTRATIVE FUNCTIONS. There are also opportunities to improve operating margins by consolidating where appropriate administrative functions such as financing, marketing, insurance, human resources and employee benefits, accounting and risk management.

         EXPANDING THROUGH STRATEGIC ACQUISITIONS. We believe that the steel fabrication and specialty manufacturing industry is highly fragmented, with as many as 54,000 participants, 5,800 of which operate in the states of Louisiana, New Mexico, Oklahoma and Texas and many of which are small-scale owner/operators. Strategically, we intend to acquire companies that offer complementary products and services to those industries which we currently serve as well as companies that provide access to new industries. This will enable us to continue expanding our broad capabilities, production and value-added products and services for our customers. Where appropriate, we will seek to acquire companies located in markets where we currently operate to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs.

SALES AND MARKETING; CUSTOMERS

         Our operating subsidiaries have developed and maintained long term relationships with their existing customers. In addition, we intend to expand our market presence by installing a professional sales and marketing staff. This sales team focuses on identifying new prospective customers in the industries which we currently service. Working closely with in-house engineering and estimating, the sales team strives to create a value added solution driven by the customer's needs. The combined capabilities of our subsidiaries allow us to offer more complete solutions than those of our individual competitors. We use a variety of methods to identify these target customers, including the utilization of databases, direct mail and participation in manufacturers' trade shows. These efforts supplement our operating subsidiaries' traditional sales and marketing efforts of customer referrals and territory canvassing. Once a target customer is identified, our salespeople assume responsibility for visiting the appropriate person at the target, typically the purchasing manager, manager of operations or chief engineer and explain the potential advantages of our products and services and our commitment to service and quality.

         We focus on maintaining existing customer relationships by receiving and soliciting individual orders and responding to inquiries by customers. We also focus on identifying target customers and calling on them to explain our products services. The sales force is trained and knowledgeable about the characteristics and applications of our various products as well as our manufacturing methods. Our high level of interaction with our customers provides us with meaningful feedback and information about sales opportunities.

         Nearly all of our sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends us and several competitors a list of products required, and we submit a bid on each product. Frequently, the ability to meet customer delivery schedules is a significant aspect of winning a bid, and the combined capabilities of our subsidiaries often allows us to out-perform other competitors.

         We have a diverse customer base of more than 51 customers. Two of these customers, J&G Steel and Flight Safety International, have historically represented over half of our revenues on a pro-forma combined basis. We are diversifying this concentration, both through continuing aggregation of our subsidiaries and within each subsidiary. We believe that our long term relationships with many of our customers will contribute significantly to our success.

COMPETITION

         We are engaged in highly fragmented and competitive industries. Competition is based primarily on quality, service, price, timeliness and geographic proximity. We compete with a large number of other steel fabricators and manufacturers on a regional and local basis, many of which may have greater financial resources than us, several of which are public companies. We also compete to a lesser extent with producers of plastics and other materials that may be used in place of metal in some manufactured products. We believe that we are able to compete effectively by defining and understanding customer and market needs, using our technology base to develop new product applications that meet those needs, communicating and demonstrating the technical advantage of our products and building long-term relationships with our customers. We also believe that, because we will achieve economies of scale with our combined operating subsidiaries, we will be able to take on larger projects that require higher levels of complex machining without the need to invest in additional capital equipment.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials used in our operations include lubricants, cleaning solvents and hydrochloric acid.

         We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties leased by us are located in areas with histories of heavy industrial use.

         Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage. We have obtained limited indemnities from the founders of each of our operating subsidiaries. We believe that these indemnities will be adequate to protect us from a material adverse effect on our financial condition should we be found to be responsible for a share of any clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect us.

SAFETY

         We are committed to focusing and emphasizing safety in the workplace. We currently have a variety of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safety work procedures. We plan to establish "best practices" throughout all of our operations to ensure that all employees comply with safety standards that we establish and to ensure our full compliance with federal, state and local laws and regulations. In addition, we intend to continue to emphasize the need for an accident-free workplace.

RISK MANAGEMENT, INSURANCE AND LITIGATION

         The primary risks in our operations are property damage, workers' compensation and third-party bodily injury. We maintain insurance above certain self-insured limits for liability for bodily injury, third-party property damage and workers' compensation, all of which we consider sufficient to insure against these risks.

         We are not party to any legal proceeding other than routine litigation incidental to the business.

EMPLOYEES

         We currently employ approximately 195 people in operations in Tulsa, Oklahoma and Magnolia, Texas. Of the total, approximately 30 are in administration, approximately 15 are in sales, marketing and distribution, and approximately 150 are in fabrication, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

BUSINESS DEVELOPMENT

         We incorporated on February 10, 1997 in the state of Florida. On June 10, 2002, we reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, we changed our name from "Global Realty Management Group, Inc." to "Excalibur Industries, Inc."

         On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly-owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. In connection with the merger, we issued 413,689 shares of common stock to an affiliated party in payment of investment banking services. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         This current report and the previous disclosure contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words "anticipates," "expects," "intends," "plans," "believes," "seek," and "estimate" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, the and feature, benefits and performance of our current and future products and services, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, customer concentration risk, difficulties in refinancing short term debt, difficulties in consolidating the operations of our operating subsidiaries, difficulties in accelerating internal sales growth, difficulties identifying and acquiring complementary businesses, restrictive covenants in our existing credit facilities, fluctuations in metals prices, general economic conditions in markets in which we do business, extensive environmental and workplace regulation by federal and state agencies and other general risks related to our common stock Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 2.  PROPERTIES

         Our executive offices are located in Houston, Texas and consist of approximately 3,080 square feet of leased space. We lease this space pursuant to a written 18 month lease expiring August 31, 2003 at the rate of $6,160 per month. We lease over 250,000 square feet of manufacturing facilities in the Tulsa, Oklahoma region. We lease this space pursuant to written leases with an average term of two years at a rate totaling $25,700 per month. We lease over 18,000 square feet of manufacturing facilities in Magnolia, Texas. We lease this space at the rate of $5,000 per month. Shumate has also recently entered into an agreement to purchase a 30,000 square foot facility on approximately 10.5 acres of land in Conroe, Texas.

ITEM 3.  LEGAL PROCEEDINGS

         We are not party to any legal proceeding other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the OTC Bulletin Board under the symbol "EXCB" since June 10, 2002. Before that date, our common stock is traded on the OTC Bulletin Board under the symbol "GRMA," and before that, it traded on the OTC Bulletin Board under the symbol "GRMG." We have applied to list our common stock on the American Stock Exchange under the symbol "EII." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2000. All share prices have been adjusted to provide for both the one for 14.758 reverse split which was effected in April, 2002 (i.e. they have been increased 14.758 times to compare them to current prices). The following table shows the high and low bid prices for our common stock since the inception of trading in February 1999 as reported by the OTC Bulletin Board. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2000 (OTC Bulletin Board)                     High Bid                Low Bid
------------------------------------------------------------------------------
Third quarter                                $    7.379             $    3.690
Fourth quarter                                   11.806                  5.093

2001 (OTC Bulletin Board)                     High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                $   11.806             $    5.093
Second quarter                                   11.069                  3.690
Third quarter                                     6.641                   2.95
Fourth quarter                                    4.427                  1.476

2002 (OTC Bulletin Board)                     High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                 $   3.690             $    1.623


         As of July 18, 2002, there were approximately 342 record holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

         Shares eligible for future sale, including shares being offered pursuant to this prospectus, could depress the price of our common stock, thus lowering the value of your investment. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

         Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We are a development stage company that, as of the end of our last fiscal year, had not commenced revenue-producing operations since our inception on February 10, 1997. On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur

Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly-owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. In connection with the merger, we issued 413,689 shares of common stock to an affiliated party in payment of investment banking services. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

         In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer.

         Since the stockholders of Excalibur Holdings owned approximately 91% of our outstanding voting shares after giving effect to the merger, and since we were a development stage company with limited operations before the merger, Excalibur Holdings will be deemed the acquirer for accounting purposes, and the transaction will be reflected as a recapitalization of Excalibur Holdings. In a recapitalization, the historical stockholders' equity of Excalibur Holdings prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of our stock and Excalibur Holdings' stock by an offset to capital.

         On June 10, 2002, we reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, we changed our name from "Global Realty Management Group, Inc." to "Excalibur Industries, Inc."

         On May 8, 2002, we entered into a credit agreement with Stillwater National Bank, which provides us with a $2 million revolving line of credit facility. The line of credit has a term of one year, is secured by a first priority security interest in our accounts receivables and inventory and a second priority security interest in our equipment. The line of credit replaces approximately $600,000 of prior existing revolving credit facilities and approximately $150,000 in short-term debt. We paid an up front fee of 25 basis points ($5,000) to Stillwater National Bank in connection with the line of credit.

         The line of credit may be utilized for general corporate purposes, including working capital and acquisition financing. Under the line of credit, we borrow at a rate of interest equal to the higher of (a) six percent (6%) or
(b) Stillwater's prime rate plus 100 basis points. The line of credit provides for an advance rate of 80% of qualified receivables and 50% of qualified inventory. The line of credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets and bank approval on acquisitions.

         On June 27, 2002, we amended the credit agreement with Stillwater National Bank by increasing the line of credit facility to $2.5 million. We also entered into an additional loan agreement with Stillwater National Bank, which provides us with a $2.5 million term loan. The term loan has a term of four years, is secured, along with the line of credit, by a first priority security interest in our accounts receivables, inventory and equipment. The term loan is repayable in 48 monthly installments, and it bears interest at a rate equal to the higher of (a) six percent (6%) or (b) Stillwater's prime rate plus 100 basis points.

         The report of our independent accountants for the period ended December 31, 2001 states that due to the absence of operating revenues and our limited capital resources, there was doubt about our ability to continue as a going concern. We believe that the merger with Excalibur Holdings and the debt financings described above have sufficiently addressed the absence of operating revenues and capital resources.

         As of the date of this report, we believe that we will be able to fund our plan of operations over the next 12 months through cash flows generated from operations. Although we have no commitment to do so, we may seek to raise equity capital in the future in order to reduce our debt obligations or to finance capital expenditures or acquisitions. We have no agreements or commitments concerning any such capital expenditures or acquisitions at this time.

         Part of our growth strategy is to acquire companies that offer complementary products and services to those industries which we currently serve as well as new industries. We also intend to leverage our steel fabrication and specialty manufacturing capabilities by acquiring leading companies that manufacture higher-value components from processed metals. Where appropriate, we will seek to acquire companies located in markets where we currently operate to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. We do not currently have agreements or understandings to acquire any other companies.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................F-1

Balance Sheet as of December 31, 2001........................................F-2

Statements of Operations for the six-month periods ended
  December 31, 2001 and 2000.................................................F-3

Statements of Changes in Stockholders' Deficit from inception through
  December 31, 2001..........................................................F-4

Statements of Cash Flows for the six-months ended
  December 31, 2001 and 2000.................................................F-6

Notes to Financial Statements................................................F-8

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND FOR THE SIX MONTH PERIOD
ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                         PAGE(S)

INDEPENDENT AUDITORS' REPORT                                               F-1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND FOR THE
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
FEBRUARY 10, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

Balance sheet                                                              F-2

Statements of operations                                                   F-3

Statements of changes in stockholders' deficit                            F-4-5

Statements of cash flows                                                  F-6-7

Notes to financial statements                                             F-8-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and
Board of Directors
Global Realty Management Group, Inc.
(A Development Stage Company)
Miami, Florida


We have audited the accompanying balance sheet of Global Realty Management Group, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the six months then ended and for the period February 10, 1997 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged to audit the statements of operations and cash flows for the six months ended December 31, 2000, we did not extend our auditing procedures to enable us to express an opinion on results of operations and cash flows for this period. Accordingly, we express no opinion on them.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the six months then ended and for the period February 10, 1997 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company. The realization of assets and the satisfaction of its liabilities is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.




Salibello & Broder LLP
New York, NY
June 26, 2002

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                               DECEMBER 31, 2001
                                                               -----------------

ASSETS

CURRENT ASSETS:

     Cash                                                             $     462
                                                                      ----------

         Total current assets                                               462
                                                                      ----------

TOTAL ASSETS                                                          $     462
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                            $  35,980
     Loan payable - related party                                           100
     Note payable - related party                                        40,000
                                                                      ----------

         Total current liabilities                                       76,080
                                                                      ----------

STOCKHOLDERS' DEFICIT:

     Common stock, par value $.001 per share;
       67,759,859 shares authorized;
       714,868 shares issued and outstanding                                715
     Additional paid-in capital                                         109,785
     Deficit accumulated during the development stage                  (186,118)
                                                                      ----------

           Total stockholders' deficit                                  (75,618)
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     462
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.


GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------

                                                              SIX MONTHS ENDED          FOR THE PERIOD
                                                                 DECEMBER 31,        FEBRUARY 10,1997 TO
                                                             2001           2000     (DATE OF INCEPTION)
                                                                         (UNAUDITED)   DECEMBER 31, 2001
                                                          ----------      ----------      ----------
DEVELOPMENT STAGE REVENUES                                $       0       $       0       $       0
                                                          ----------      ----------      ----------

DEVELOPMENT STAGE EXPENSES:
       Organization cost                                          0               0             964
       General and administrative                            24,889          17,364         142,240
                                                          ----------      ----------      ----------

           Total development stage expenses                  24,889          17,364         143,204
                                                          ----------      ----------      ----------

LOSS FROM OPERATIONS                                        (24,889)        (17,364)       (143,204)
                                                          ----------      ----------      ----------

OTHER EXPENSE:
  Interest expense                                           (2,005)           (369)         (3,914)
  Loss on disposition of asset                                    0         (24,474)        (24,474)
  Loss on investment in unconsolidated subsidiary                 0          (6,026)         (6,026)
                                                          ----------      ----------      ----------

           Total other expense                               (2,005)        (30,869)        (34,414)
                                                          ----------      ----------      ----------

NET LOSS                                                  $ (26,894)      $ (48,233)      $(177,618)
                                                          ==========      ==========      ==========

LOSS PER COMMON SHARE
       Basic & diluted                                    $    (.04)      $    (.07)
                                                          ==========      ==========

Weighted-average number of common shares outstanding        714,868         714,868
                                                          ==========      ==========

             The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       DEFICIT
                                                                                                      ACCUMULATED
                                                                                          ADDITIONAL  DURING THE
                                                                     COMMON STOCK          PAID-IN    DEVELOPMENT
                                                                  SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                                                                ----------   ----------   ----------   ----------    ----------
Balance, February 10, 1997 (date of inception )                         0    $       0    $       0    $       0     $       0

Restricted common stock issued to related parties
 for consulting fees                                              643,720          644          356            0         1,000

Loss during the development stage for the period
 February 10, 1997 (date of inception) through June 30, 1997            0            0            0         (856)         (856)
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 1997                                            643,720          644          356         (856)          144

Loss during the development stage for the year
 ended June 30, 1998                                                    0            0            0            0             0
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 1998                                            643,720          644          356         (856)          144

Forward stock split 47,500 to 1                                         -            -        8,500       (8,500)            0

Common stock issued to third parties in private offering           33,880           34       99,966            0       100,000

Common stock issued for legal services                              3,388            3          497            0           500

Loss during development stage for the year
 ended June 30, 1999                                                    0            0            0      (35,330)      (35,330)
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 1999                                            680,988          681      109,319      (44,686)       65,314

                  The accompanying notes are an integral part of these financial statements.


GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       DEFICIT
                                                                                                      ACCUMULATED
                                                                                          ADDITIONAL  DURING THE
                                                                     COMMON STOCK          PAID-IN    DEVELOPMENT
                                                                  SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 1999                                            680,988    $     681    $ 109,319    $ (44,686)    $  65,314

Restricted common stock issued to acquire
 I-RealtyAuction.Com, Inc.                                         33,880           34          466            0           500

Loss during the development stage for
 the year ended June 30, 2000                                           0            0            0      (45,668)      (45,668)
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 2000                                            714,868          715      109,785      (90,354)       20,146

Loss during the development stage for
 the year ended June 30, 2001                                           0            0            0      (68,870)      (68,870)
                                                                ----------   ----------   ----------   ----------    ----------

Balance, June 30, 2001                                            714,868          715      109,785     (159,224)      (48,724)

Loss during the development stage for
 the six months ended December 31, 2001                                 0            0            0      (26,894)      (26,894)
                                                                ----------   ----------   ----------   ----------    ----------

Balance, December 31, 2001                                        714,868    $     715    $ 109,785    $(186,118)    $ (75,618)
                                                                ==========   ==========   ==========   ==========    ==========


                  The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED           FOR THE PERIOD
                                                              DECEMBER 31,          FEBRUARY 10,1997 TO
                                                           2001            2000     (DATE OF INCEPTION)
                                                                       (UNAUDITED)   DECEMBER 31, 2001
                                                        ----------      ----------      ----------
OPERATING ACTIVITIES:
 Net loss                                               $ (26,894)      $ (48,233)      $(177,618)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Stock issued for consulting fees                              0               0           1,000
  Stock issued for legal services                               0               0             500
  Loss on disposition of asset                                  0          24,474          24,474
  Loss on investment in unconsolidated subsidiary               0           6,026           6,026
  Changes in assets and liabilities:
     (Increase) Decrease in prepaid expenses                    0           1,500               0
     Increase (Decrease) in accounts payable
       and accrued expenses                                23,555          (8,523)         35,980
                                                        ----------      ----------      ----------

      Net cash used in operating activities                (3,339)        (24,756)       (109,638)
                                                        ----------      ----------      ----------

INVESTING ACTIVITIES:
 Investment in Genesis Realty Group, Inc.                       0               0         (30,000)
                                                        ----------      ----------      ----------

      Net cash used in investing activities                     0               0         (30,000)
                                                        ----------      ----------      ----------

FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                     0               0         100,000
 Proceeds from short term borrowings-related party              0          23,500          40,000
 Proceeds from loans and advances-related party                 0               0             100
                                                        ----------      ----------      ----------

      Net cash provided by investing activities                 0          23,500         140,100
                                                        ----------      ----------      ----------

INCREASE (DECREASE) IN CASH                             $  (3,339)      $  (1,256)      $     462
                                                        ==========      ==========      ==========

CASH, BEGINNING OF PERIOD                               $   3,801       $   2,733       $       0
                                                        ==========      ==========      ==========

CASH, END OF PERIOD                                     $     462       $   1,477       $     462
                                                        ==========      ==========      ==========

             The accompanying notes are an integral part of these financial statements.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    For the six months ended December 31, 2001 and 2000, the Company paid interest of $0 and $369, respectively. For the cumulative period February 10, 1997 (date of inception) through December 31, 2001, the Company paid interest of $867.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

    The Company entered into the following non-cash transactions:

    On February 27, 1997, the Company issued 643,720 shares to its founders for consulting services. This transaction was valued at $1,000.

    For the year ended June 30, 1999, the Company issued 3,388 shares to legal counsel for services rendered. This transaction was valued at $500.

    On December 2, 1999, the Company formed Genesis Realty Group, Inc. (formerly I-RealtyAuction.com Inc.) ("Genesis") along with another investor i-Incubator.com, Inc., a related party. The Company issued 33,880 shares of its common stock to Genesis valued at $500, and paid $30,000 for a 30% interest in Genesis. i-Incubator.Com, Inc. received a 70% interest in Genesis in exchange for services valued at $700. Genesis is a development stage company.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Global Realty Management Group, Inc. ("the Company") was incorporated on February 10, 1997 under the laws of the State of Florida. Until April 8, 2002, the Company's objective was to position itself to take advantage of real estate management opportunities. The Company commenced its development stage operations during the fiscal year ended June 30, 1999.

     On April 8, 2002, the Company had a change in control and line of business (see Note 8). Since the merger with Excalibur Holdings Inc., the primary business changed to metal fabrication and the design, manufacture and assembly of steel components and products for aerospace, petrochemical and energy companies.

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

     INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

     INVESTMENT

     The Company acquired a 30% interest in Genesis Realty Group, Inc. (formerly i-RealtyAuction.com, Inc.) ("Genesis") and accounts for the investment under the equity method. Genesis is a development stage company that intends to market, auction, and provide other related real estate transactions through an Internet Website. On February 21, 2001, the Company decided to spin-off its investment in Genesis to its shareholders. Each shareholder of the Company received .142 of Genesis for each share owned. As a result, the Company recognized a loss on investment of $6,026 and a loss on disposition of asset of $24,474.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's' stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

     All transactions with other than employees, in which goods or services are the consideration received for the issuance of stock is accounted for based on the fair value of the consideration received or the fair value of the stock, whichever is more reliably measurable.

     RECLASSIFICATON

     Certain prior period balances have been reclassified to conform with the current presentation.

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

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2001, the Company had net operating loss carryforwards ("NOL's") and temporary differences totaling $177,618, which will be available to reduce future taxable income and expense in the years up to 2021.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                             DECEMBER 31, 2001

     Deferred tax assets                                         $ 70,159
     Valuation allowance                                          (70,159)
                                                                 ---------

     Deferred tax asset, net                                     $      -
                                                                 =========


     At December 31, 2001, a valuation allowance has been provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for December 31, 2001, principally due to the following:

     U.S. statutory tax rate                                          34.0 %
     State and local taxes                                             5.5
     Valuation allowance                                             (39.5)
                                                                 ----------

     Effective rate                                                    0.0 %
                                                                 ==========


5.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2001 consisted of the following:

                                                                  DECEMBER 31,
                                                                     2001
                                                                   --------

     Accounts payable                                              $28,669
     Accrued expenses                                                4,265
     Accrued interest                                                3,046
                                                                   --------

     Total accounts payable accrued expenses                       $35,980
                                                                   ========

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   STOCKHOLDERS' EQUITY

     On February 29, 1997, the Company issued 643,720 common shares to Joseph Spitzer and Michael D. Farkas, who are officers and directors, in consideration for management services valued at $1,000.

     On March 25, 1999, the Board of Directors authorized a forward stock split of 47,500 to 1. This transaction decreased retained earnings by $8,500 in order to fund the par value of the common stock.

     On March 26, 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933. Common stock was offered to non-accredited investors for cash consideration of $.20 per share. 33,880 shares were issued to 25 unaffiliated investors. That offering is now closed.

     In June 1999, the Company issued 3,388 shares of common stock valued at $500 as payment for legal services rendered.

     On December 6, 1999, the Company issued 33,880 restricted common shares in connection with the formation of Genesis Realty Group, Inc. (formerly I-RealtyAuction.com, Inc.) valued at par $500.

     In March 2002, the Company adopted amendments to the capital stock section of its Articles of Incorporation by changing the maximum number of shares authorized of common stock to 1,000,000,000 shares at a par value of $.001 per share with no preemptive rights. In addition, the Company has the authority to issue 10,000,000 shares of preferred stock at a par value of $.001 per share.

     On April 2, 2002, the Company authorized a 1 for 14.758 reverse stock split of its authorized and issued common stock, with a record date of April 8, 2002. The number of common stock shares authorized was amended from 1,000,000,000 to 67,759,859 shares at the same par of $.001 per share. The financial statements have been adjusted to reflect these changes.

7.   RELATED PARTY TRANSACTIONS

     In April 1999, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $1,000 per month (on a month-to-month basis) for operating and administrative expenses. Atlas Equity Group, Inc. is owned by Michael
     D. Farkas, an officer and director of the Company. For the six months ended December 31, 2001 and 2000 and for the period February 10, 1997 (date of inception) through December 31, 2001, these expenses totaled $6,000, $12,000 and $33,000, respectively, which are included as general and administrative expense in the accompanying financial statements.

     In April 1999, the Company agreed to reimburse Allstate Realty Associates, a related party, $500 per month (on a month-to-month basis) for operating and administrative expenses. Allstate Realty Associates is owned by Joseph Spitzer, President and director of the Company. For the six months ended December 31, 2001 and 2000 and for the period February 10, 1997 (date of inception) through December 31, 2001, these expenses totaled $3,000, $3,000 and $16,500, respectively, which are included as general and administrative expense in the accompanying financial statements.

     During the six months ended December 31, 2000, the Company issued promissory notes to Ostonian Securities Limited aggregating $23,500. The promissory notes bear interest at a rate of 8 1/4% per annum. Interest and principal balances are due on dates ranging from October 2001 through December 2001. Michael D. Farkas is an advisor to Ostonian Securities Limited.

GLOBAL REALTY MANAGEMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   RELATED PARTY TRANSACTIONS (CONTINUED)

     On March 30, 2001, the Company issued a promissory note to Global Investment Holding LLC ("GIH") for $40,000. The promissory note bears interest of 10% per annum and was due on June 27, 2001. Michael Farkas and Joseph Spitzer are each 50% owner of GIH. The note was paid on April 8, 2002 with interest of $4,120.

8.   SUBSEQUENT EVENTS

     CHANGE IN CONTROL OF THE COMPANY

     On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and wholly owned subsidiary of the Company formed on March 22, 2002, merged with and into Excalibur Holdings, Inc., a Texas corporation ("Excalibur").

     Under the terms of an agreement and plan of merger, each outstanding share of Excalibur common stock was converted into one (1) share of the Company's common stock, each outstanding share of Excalibur Series A preferred stock was converted into one (1) share of the Company's Series A preferred stock, and each outstanding share of Excalibur Series B preferred stock was converted into one (1) share of the Company's Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur, making Excalibur a wholly owned subsidiary of the Company. In total, the Company issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock, and 806,000 shares of Series B preferred stock to the Excalibur shareholders pursuant to the merger. In connection with the merger, the Company issued 413,689 shares of common stock to an affiliated party in payment of investment banking services. Each share of Series A and Series B preferred stock are convertible into one (1) share of the Company's common stock.

     In connection with the merger, the Company issues 25,000 shares of common stock to each of Michael Farkas and Joseph Spitzer as a bonus for services rendered. The Company also issued options to purchase an additional 100,000 shares of common stock for $1.00 per share to each of Michael Farkas and Joseph Spitzer.

     Immediately before the closing of the merger, the Company designated 1,650,000 of its undesignated preferred stock as Series A preferred stock and 2,400,000 of its undesignated preferred stock as Series B preferred stock.

     REINCORPORATION

     On June 10, 2002, the Company merged with successor Excalibur Industries, Inc., a Delaware corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors, the positions held by them, and their ages are as follows:


          NAME                     AGE                          POSITION
-----------------------         ----------         --------------------------------------------------------
William S.H. Stuart                40              Chairman of the Board of Directors, President and
                                                   Chief Executive Officer

Matthew C. Flemming                33              Chief Financial Officer, Executive Vice President,
                                                   Treasurer, Secretary and Director

Dwayne C. Lewis                    42              Chief Operating Officer and Director

A. Earl Swift                      68              Director

Frank X. Marshik                   75              Director

W. Donald Parr                     62              Director

G. Ross Brown                      55              Vice President of Operations

David Rains                        45              Vice President of Marketing


         WILLIAM S.H. STUART is the Chairman of the Board and our Chief Executive Officer. Mr. Stuart was a co-founder of Excalibur Holdings and has been involved with all of its acquisitions. From August 1998 to December 2000, Mr. Stuart served as CEO of Crescent Services Corp., a Houston, Texas based privately held wireless Internet service provider. From April 1992 to March 1998, he served as Chairman, CEO and President of WSHS Enterprises d/b/a/ PCSS, Inc., a privately held full service network integration company located in Houston, Texas and from June, 1995 to March, 1998 served as Chairman, CEO and President of CyberServe, Inc. d.b.a. Bluegate Systems. In April 1998, PCSS and Bluegate were acquired by EqualNet, a Nasdaq small cap company, where Mr. Stuart served as Vice President from April 1998 to August 1998. Prior to that, Mr. Stuart served as Vice President and General Manager of MultiNet, Inc., from 1990 to 1992, which was a privately held systems integration firm located in Houston, Texas.

         MATTHEW C. FLEMMING is a Director and our Chief Financial Officer, Treasurer, Secretary and Executive Vice-President. Mr. Flemming was a co-founder of Excalibur Holdings and has been involved with all of its acquisitions. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held Internet start-up company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held specialty products company. From May 1991 to December 1993, he was a Series 7 licensed financial advisor with Eppler, Guerin and Turner, the largest regional investment banking firm in the Southwest at that time. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.

         DWAYNE C. LEWIS is a Director and our Chief Operating Officer. Mr. Lewis was a founder, owner and the Chief Executive Officer of Excalibur Steel since its inception in 1997. Prior to founding Excalibur Steel, Mr. Lewis was the Chief Field Engineer at Osborn Engineering from 1993 to 1997, where he oversaw all aspects of the design process and field implementation services. Mr. Lewis received a Bachelor of Science in Civil Engineering from Alberta University.

         A. EARL SWIFT is a Director. Mr. Swift is the founder of Swift Energy Company, whose shares of common stock are traded on the New York Stock Exchange, and he has served as the Chairman of its board of directors since its founding in 1979. Mr. Swift also served as Swift Energy's Chief Executive Officer until May 2001. From 1962 to 1979, Mr. Swift was employed by affiliates of American

Natural Resources Company, serving his last three years as vice president of Exploration and Production for the Michigan-Wisconsin Pipeline Company and American Natural Gas Production Company. From 1955 to 1961, Mr. Swift was employed by Humble Oil Company, a predecessor of Exxon U.S.A. Mr. Swift received a Bachelor of Science degree in petroleum engineering from the University of Oklahoma, a Juris Doctor from South Texas College of Law and a Masters of Business Administration from the President/Key Executive Program at Pepperdine University.

         FRANCIS X. MARSHIK is a Director. Mr. Marshik retired in 1986 from M.W. Kellogg, an engineering, construction and fabrication company, where he served as its Senior Vice President of Global Business Development since 1980. From 1974 to 1980, Mr. Marshik was Commercial Vice President of M.W. Kellogg in London, and from 1968 to 1972, he was the head of the Far East as General Manager of Japan. From 1950 to 1966, Mr. Marshik held various positions at C.F. Braun, an engineering company. He received a Bachelor of Science from Oregon State University.

         W. DONALD PARR is a Director. Mr. Parr has been a financial advisor since 1995. Since 2001, Mr. Parr has served as a financial advisor with UBS PaineWebber, Inc., and from 1997 to 2001, with Robert W. Baird & Co., Inc. From 1991 to 1995, Mr. Parr was a principal at Parr Consulting Group, where he advised clients on mergers and acquisitions, strategic planning and capital markets matters. From 1987 to 1991, Mr. Parr served as chief financial officer and a director of NTS Corp., a real estate development and management company. From 1981 to 1987, he served as chief financial officer and a director of General Homes Corporation, a home building company whose common stock traded on the New York Stock Exchange at that time. Mr. Parr has been a member of the Board of Arbitrators, NASD Regulation, Inc. since 1997. He received his Bachelor of Science and his Masters in Business Administration from The American University.

         G. ROSS BROWN is our Vice President of Operations. Mr. Brown has over 20 years of experience devoted to computer radio frequency networking, factory-floor and inventory management processes, enterprise manufacturing strategies and supply chain management. From 1976 to 2001, he was with G. Ross Brown Companies serving as President of this Tulsa, Oklahoma based consulting company. From 1971 to 1976 he was Executive Vice President with Prewitt Engineering Consultants Mr. Brown received a Bachelor of Arts degree from Tokyo Westmar University.

         DR. DAVID RAINS is our Vice President of Marketing. From 1999 to 2001, Mr. Rains served as vice president of business development for HTE8, a Houston, Texas based privately-held wireless Internet service provider. From 1994 to 1998, he served as Chief Operating Officer for Publishers Discount Warehouse, a privately-held direct marketing company with over 100 employees. From 1986 to 1994, Dr. Rains served as an independent consultant, providing consulting services for designing management information systems. From 1994 to 1996, Dr. Rains served on the Customer Advisory Board for Sprint Communications. He received a Doctor of Musical Arts degree from the University of Texas at Austin and Bachelor's and Master's degrees from Baylor University, where he was a National Merit Scholar.

SECTION 16 (a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our directors and executive officers, and persons who own more than 10% of a registered class of the our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ours. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, we believe that during the six months end 2001 and with respect to such period, our officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2001, 2000 and 1999.

                                         ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                         --------------------------------------------------- ----------------------------------
                                                                                               COMMON SHARES        ALL
                                                                               RESTRICTED       UNDERLYING         OTHER
                                                              OTHER ANNUAL        STOCK       OPTIONS GRANTED     COMPEN
   NAME AND POSITION       YEAR     SALARY         BONUS      COMPENSATION     AWARDS ($)       (# SHARES)        -SATION
------------------------- -------- -----------   ---------- ---------------- --------------- ------------------ ------------
William S.H. Stuart,       2001      $    0         -0-            -0-             -0-             ------           -0-
Chairman, President and    2000      $    0         -0-            -0-             -0-                -0-           -0-
Chief Executive Officer    1999      $    0         -0-            -0-             -0-                -0-           -0-

Joseph Spitzer             2001      $   --         -0-            -0-             -0-             ------           -0-
Former Chief Executive     2000      $    0         -0-            -0-             -0-                -0-           -0-
Officer                    1999      $    0         -0-            -0-             -0-                -0-           -0-

                                                     OPTION/SAR GRANTS IN 2001 FISCAL YEAR
                                                                INDIVIDUAL GRANTS
                             -----------------------------------------------------------------------------------------------
                                       NUMBER OF
                                      SECURITIES
                                      UNDERLYING        % OF TOTAL OPTIONS/SARS       EXERCISE OR
                                     OPTIONS/SARS       GRANTED TO EMPLOYEES IN       BASE PRICE
              NAME                    GRANTED (#)             FISCAL YEAR               ($/SH)           EXPIRATION DATE
---------------------------- ------------------------- ------------------------ ---------------------- ---------------------
Joseph Spitzer                               --                    --                     --                    --


         Mr. Spitzer was our President and Chief Executive Officer until April 2002, at which point, Mr. Stuart became President and Chief Executive Officer. No executive officer earned in excess of $100,000 in any of our previous fiscal years.

         EMPLOYMENT AGREEMENTS. We have entered into employment agreements with the Chairman of our Board of Directors, our President and Chief Executive Officer, Mr. William S.H. Stuart, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, Mr. Matthew C. Flemming, our Chief Operating Officer, Mr. Dwayne C. Lewis, our Vice President of Marketing, Mr. David Rains and our Vice President of Operations, Mr. G. Ross Brown. Pursuant to their agreements, each executive officer is required to devote his entire business time to our affairs, subject to certain exceptions. The following chart sets forth the annual salary and term of each executive officer's employment agreement:

Name                            Annual Salary            Expiration of Term
---------------------------     ---------------------    ----------------------
William S.H. Stuart             $225,000                 December 1, 2004
Matthew C. Flemming             $210,000                 December 1, 2004
Dwayne C. Lewis                 $210,000                 November 27, 2004
G. Ross Brown                   $150,000                 November 27, 2004
David Rains                     $120,000                 December 1, 2004

Each executive officer is also entitled to receive potential discretionary bonuses, reimbursement of expenses, vacation and health and other benefits. All of the employment agreements of these executive officers are subject to automatic three month extensions unless either party chooses not to renew.

         COMPENSATION OF DIRECTORS. All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

STOCK OPTION PLAN

         In 2002, we adopted a Stock Option Plan permitting us to grant options to employees, directors, consultants and independent contractors. The purpose of the plan is to allow us to attract and retain such persons and to compensate them in a way that links their financial interests with the interests of our stockholders. Awards under the plan may take the form of incentive stock options or non-qualified stock options. A total of 2,000,000 shares may be issued pursuant to the plan. As of the date of this prospectus, we had granted options to purchase approximately 1,865,000 shares of our common stock.

         Our stock option plan is administered by a compensation committee appointed by our board of directors. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise. The exercise price of incentive stock options granted under the plan is required to be no less than the fair market value of our common stock on the date of grant (110% in the case of a greater than 10% stockholder).

         The committee may grant options for terms of up to 10 years, or 5 years in the case of incentive stock options granted to greater than 10% stockholders. No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by us or ceases to have a relationship with us, his or her options will expire one year after termination by reason of death or permanent disability, thirty days after termination for cause and three months after termination for any other reason.

       Subject to the foregoing, the committee has broad discretion to set the terms and conditions applicable to options granted under the plan. The committee may discontinue or suspend option grants under the plan, or amend or terminate the plan entirely, at any time. With the consent of an optionee, the committee may also make such modification of the terms and conditions of such optionee's option as the committee shall deem advisable. However, the committee has no authority to make any amendment or modification to the plan or any outstanding option which would do any of the following:

         o increase the maximum number of shares which may be purchased pursuant to options granted under the stock option plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments;
         o change the designation of the class of employees eligible to receive qualified options;
         o extend the term of the stock option plan or the maximum option period thereunder;
         o decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the stock option plan, except in connection with certain antidilution adjustments; or
         o cause qualified stock options issued under the stock option plan to fail to meet the requirements of incentive stock options under Section 422 of the Internal Revenue Code.

         Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the plan.

LIMITATION OF LIABILITY OF DIRECTORS AND INDEMNIFICATION OF DIRECTORS AND
OFFICERS

         As permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duty as directors to the fullest extent permitted by the Delaware General Corporation Law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that we may, in our discretion, (i) indemnify our directors, officers, employees and agents and persons serving in such capacities in other business enterprises at our request, to the fullest extent permitted by Delaware law, and (ii) advance expenses, as incurred, to our directors and officers in connection with defending a proceeding.

         We may enter into indemnification agreements with each of our directors and officers that provide the maximum indemnity allowed to directors and officers by Section 145 of the Delaware General Corporation Law and the bylaws as well as certain additional procedural protections.

         The indemnification provisions in the bylaws and the indemnification agreements which we may enter into with our directors and officers may be sufficiently broad to permit indemnification of our directors and officers for liabilities arising under the Securities Act. However, we are aware that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this prospectus by the following persons:

         o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all of our directors and executive officers as a group.

                                                       NUMBER OF SHARES
                NAME AND ADDRESS                      BENEFICIALLY OWNED        PERCENTAGE OWNED
                ----------------                      ------------------        ----------------
William S.H. Stuart (1) .....................                  0 (2)                   0%
Matthew C. Flemming (1)......................              1,600,000               10.93%
Dwayne C. Lewis (1)..........................          1,500,000 (3)               10.24%
W. Donald Parr...............................             75,200 (4)                0.51%
A. Earl Swift................................          1,466,668 (5)                9.89%
Frank X. Marshik ............................            409,965 (6)                2.79%
G. Ross Brown (1) ...........................            140,000 (7)                0.96%
David Rains (1)..............................            100,000 (8)                0.68%
The Robert and Mary Stuart Irrevocable Trust.          2,195,000 (9)               14.99%
CDLDSL LTD...................................         1,500,000 (10)               10.24%
TW Consulting, Inc...........................         1,000,000 (11)                6.84%
Seneca Capital, L.P.                                  2,330,000 (12)
Seneca Capital International, Ltd............                   (13)               15.16%

All directors and officers as a group........              5,291,833               35.04%


(1)      The address is 18625 Northchase Drive, Suite 630, Houston, Texas 77060

(2) William S.H. Stuart one of several beneficiaries under the Robert and Mary Stuart Irrevocable Trust, the record holder of these shares, but he is not deemed to be a beneficial owner of these shares under the rules and regulations of the SEC, as he has no investment or voting power over the shares.

(3) Includes 1,500,000 shares held by CDLDSL Ltd, a Nevada limited liability company of which Mr. Lewis is a member.

(4) Includes 75,000 shares underlying presently exercisable options. Mr. Parr's address is 3530 Travis Street, #414, Dallas, Texas 75204.

(5) Includes 183,334 shares underlying presently exercisable warrants. Mr. Swift's address is 2715 S. Southern Oaks, Houston, Texas 77068.

(6) Includes 50,000 shares held by Mr. Marshik's spouse and 61,600 shares underlying presently exercisable warrants. Mr. Marshik's address is 5110 San Felipe #127W, Houston, Texas 77056.

(7)      Includes 40,000 shares underlying presently exercisable options.

(8)      Includes 100,000 shares underlying presently exercisable options.

(9)      The Trust's address is 302 Walnut Street, Bridgeville, Delaware 19933.

(10)     CDLDSL's address is 115 Ridge Street, Reno, Nevada 89501.

(11) The address of TW Consulting is 405 North Redbud Avenue, Broken Arrow, Oklahoma 74012.

(12) The address of Seneca Capital, L.P. is 527 Madison Avenue, 11th Floor, New York, NY 10022, and the address of Seneca Capital International, Ltd. is c/o Consolidated Fund Management (BVI) Limited, PO Box HM 2257, Par La Ville Place, 14 Par La Ville Road, Hamilton HMJX, Bermuda.

(13) Seneca Capital, L.P. beneficially owns 740,334 shares, which includes 233,667 shares underlying presently exercisable warrants. Seneca Capital International, Ltd. beneficially owns 1,589,666 shares, which includes 496,333 shares underlying presently exercisable warrants. We believe that Seneca Capital, L.P. and Seneca Capital International, Ltd. constitute a "group" which beneficially owns these shares.

         Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this prospectus and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this prospectus.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly-owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

         In connection with the merger, we issued all of the shares of common stock currently held by our directors, our executive officers and each person who we know to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock, except for 200 shares of our common stock held by W. Donald Parr, one of our directors. In addition, we issued, in connection with the merger, 413,689 shares of common stock to Atlas Capital Services, LLC, an investment banking firm who is indirectly controlled by Michael D. Farkas, our former Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

         Immediately before the merger with Excalibur Holdings, we issued 25,000 shares of common stock to each of Michael D. Farkas and Joseph Spitzer, our former President and Chief Executive Officer, as a bonus for services rendered. We also issued options to purchase an additional 100,000 shares of common stock for $1.00 per share to each of Mr. Farkas and Mr. Spitzer.

         On June 27, 2002, in connection with the consummation of our loan agreements with Stillwater National Bank, we entered into a master agreement with TW Consulting, Inc., which holds 1,000,000 shares of our common stock, and its sole shareholder, Tommy Worth, and from whom we purchased the business of our Excalibur Aerospace d.b.a. Aeroweld subsidiary. Under the terms of this master agreement, we paid off certain outstanding promissory notes held by TW Consulting and restructured other outstanding promissory notes held by TW Consulting, including subordinating its security interest in our equipment to Stillwater National Bank . As a result, TW Consulting now holds three promissory notes totaling approximately $2.86 million. We also restructured the terms of our lease with TW Consulting for the location of our Excalibur Aerospace d.b.a. Aeroweld subsidiary to reduce our monthly lease payment from $11,000 per month to $8,000 per month. In addition, we have restructured our consulting agreement with Tommy Worth, the sole shareholder of TW Consulting, Inc., pursuant to which the consulting fees payable to Mr. Worth shall be revised from a flat monthly fee of $41,667 to a fee which is calculated based on the revenues of Excalibur Aerospace d.b.a. Aeroweld. The term of the consulting agreement was extended for five years.

         We have borrowed funds from A. Earl Swift, a director, and we currently owe approximately $36,000 on that note. The note is payable over 36 months in monthly installments of principal and interest.

         We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law and the rules of the American Stock Exchange, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         ---------

Exhibit No.                Description
-----------                -----------

2.1* Agreement and Plan of Merger by and among Global Realty Management Group, Inc., GRMG Acquisition Corporation, Excalibur Holdings, Inc., and Michael D. Farkas

2.2* Agreement and Plan of Merger by and among Excalibur Steel, Inc., Dwayne Lewis, Debra Lewis, Excalibur Holdings, Inc., William S.H. Stuart, and Matthew C. Flemming

2.3* Asset Purchase Agreement dated as of November 23, 2001 by and between Excalibur Aerospace, Inc. and Aeroweld, Inc., as amended by the First Amendment to Asset Purchase Agreement made as of December 30, 2001. Industries, LLC.

2.4* Agreement and Plan of Merger by and among Shumate Machine Works, Inc., Larry C. Shumate, Russ Clark, Excalibur Holdings, Inc., and Excalmergeco, Inc..

2.5* Asset Purchase Agreement dated as of November 20, 2001 by and between Excalibur Services, Inc. and Redhawk Industries, LLC.

3.1*               Certificate of Incorporation of Excalibur Industries, Inc.

3.2*               Bylaws of Excalibur Industries, Inc.

4.1* Specimen Certificate of Excalibur Industries, Inc.'s common stock

4.2*               Form of common stock purchase warrant

10.1* Series A Preferred Stock and Warrant Purchase Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, and Seneca Capital International, Ltd.

10.2* Registration Rights Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, and Seneca Capital International, Ltd.

10.3* Series B Preferred Stock and Warrant Purchase Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, Seneca Capital International, Ltd., and other Investors

10.4* Registration Rights Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, Seneca Capital International, Ltd., and other Investors

10.5* Investment Banking/Advisory Agreement between Atlas Capital Services, LLC and Excalibur Holdings, Inc. (assumed by Global Realty Management Group, Inc.)

10.6* Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc.

10.7* Employment Agreement between Excalibur Holdings, Inc. and William S.H. Stuart

10.8* Employment Agreement between Excalibur Holdings, Inc. and Matthew C. Flemming

10.9*              Employment Agreement between Excalibur Holdings, Inc. and
                   Dwayne Lewis

10.10*             Employment Agreement between Excalibur Holdings, Inc. and
                   David Rains

10.11*             Employment Agreement between Excalibur Holdings, Inc. and G.
                   Ross Brown

10.12* Consulting Agreement by and between Tommy Worth and Excalibur Aerospace, Inc.

10.13*             2001 Stock Option Plan of Excalibur Holdings, Inc.

10.14* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Joseph Spitzer

10.15* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Michael Farkas

10.16* Sublease between Hitachi Electronic Devices (USA), Inc, and Excalibur Holdings, Inc., and Aeroweld

10.17* Real Estate Lease and Option Agreement by and between RedHawk Industries, LLC and Excalibur Services, Inc.

10.18*             Real Estate Lease and Option Agreement by and between Larry
                   C. Shumate and ExcalMergeCo., Inc.

10.19*             Lease Agreement between Excalibur Steel, Inc. and Sand
                   Springs Home

10.20* Form of Lease Agreement between Shumate Machine Works and Associates Leasing, Inc

10.21* Form of Lease Agreement between Shumate Machine Works and Wells Fargo Equipment Finance

10.22* Form of Lease Agreement between Shumate Machine Works and Wells Fargo Equipment Finance

10.23*             Form of Lease Agreement between Shumate Machine Works and CNC
                   Associates

21.1*              Subsidiaries of Excalibur Industries, Inc.

------------------

* To be filed as an exhibit to an amendment to Excalibur's Registration Statement on Form SB-2 dated May 23, 2002 (File No. 333-88974), incorporated herein by reference.


(b) The Registrant filed no reports on Form 8-K during the six-month period ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EXCALIBUR INDUSTRIES, INC.


                                       By: /S/ William S.H. Stuart
                                           -------------------------------------
                                           William S.H. Stuart, Chairman,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                          Title                                   Date
--------------------------------------------------------------------------------


/s/ William S.H. Stuart    Chairman of the Board, President,       July 23, 2002
-----------------------    Chief Executive Officer
William S.H. Stuart


/s/ Matthew C. Flemming    Executive Vice President, Chief         July 23, 2002
-----------------------    Financial Officer, Treasurer,
Matthew C. Flemming        Secretary, and Director



/s/ Dwayne C. Lewis        Chief Operating Officer and Director    July 23, 2002
-----------------------
Dwayne C. Lewis


/s/ W. Donald Parr         Director                                July 23, 2002
-----------------------
W. Donald Parr