Form 10QSB
period 2002-06-30
EXCALIBUR INDUSTRIES INC
filed 2002-08-19
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                         Commission File No.: 000-30291

                           EXCALIBUR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             65-0735872
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        16825 NORTHCHASE DRIVE, SUITE 630
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)

                    Issuer's telephone number: (281) 877-9700

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2002, 14,642,436 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]       No    [X]

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                  ASSETS                                           JUNE 30, 2002
                  ------                                           -------------

Current Assets:
         Cash                                                      $  1,807,534
         Accounts Receivable-Trade (net)                              1,935,853
         Accounts Receivable-Stockholders                               206,294
         Inventory                                                    1,682,372
         Other Current Assets                                           211,983
                                                                   -------------
                  Total Current Assets                                5,844,036

Property, Plant, and Equipment (net)                                  6,141,787

Goodwill                                                              3,314,498
Other Assets                                                             71,388
                                                                   -------------

                  TOTAL ASSETS                                     $ 15,371,659
                                                                   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable                                          $  1,949,874
         Notes Payable-Current Portion                                3,430,527
         Capital Lease Obligations-Current Portion                      259,214
         Accrued Expenses                                               352,222
                                                                   -------------
                  Total Current Liabilities                           5,991,937

Long Term Debt
         Notes Payable-Long Term Portion                              4,352,926
         Capital Lease Obligations-Long Term Portion                    796,067
                                                                   -------------
                  Total Long Term Debt                                5,148,993
                                                                   -------------
                  TOTAL LIABILITIES                                  11,140,930
                                                                   =============

Stockholders' Equity:
         Common Stock, par value $.001 per share;
                  50,000,000 shares authorized, 14,642,436
                  shares issued and outstanding at June 30, 2002         14,642
         Paid In Capital                                              6,517,700
         Retained Earnings (Deficit)                                 (2,301,613)
                                                                   -------------
                  TOTAL STOCKHOLDERS' EQUITY                          4,230,729
                                                                   -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 15,371,659
                                                                   =============

               The accompanying notes are an integral part of the
             unaudited consolidated condensed financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED

                                               JUNE 30, 2002     JUNE 30, 2002
                                               -------------     --------------

Revenue                                         $ 4,272,885       $ 7,899,192

Cost of Sales                                     3,520,024         6,243,005
                                                ------------      ------------

Gross Profit                                        752,861         1,656,187

Selling, General & Administrative Expenses        1,462,043         2,217,228
                                                ------------      ------------

Operating Profit (Loss)                            (709,182)         (561,041)

Interest Expense                                   (156,074)         (245,133)

Other, Net                                            17,548            17,766
                                                ------------      ------------

Earnings (Loss) Before
   Income Taxes                                    (847,708)         (788,408)

Income Taxes                                             --                --
                                                ------------      ------------

Net Income (Loss)                               $  (847,708)      $  (788,408)
                                                ============      ============

Basic and Fully Diluted
    Earnings (Loss) Per Share                    $     (.06)      $      (.07)

Weighted-Average Number
     of Shares Outstanding                       13,422,416        12,071,608

               The accompanying notes are an integral part of the
             unaudited consolidated condensed financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS
                                                                       ENDED
                                                                   JUNE 30, 2002
                                                                   -------------
Cash Flow from Operating Activities:
         Income (Loss) from Operations                               $ (788,408)
         Add: Depreciation                                              256,217
              Common Stock Bonuses                                       48,500
         (Increase) Decrease in Accounts Receivable                    (409,788)
         (Increase) Decrease in Receivables from Shareholders           (17,374)
         (Increase) Decrease in Inventory                              (318,353)
         (Increase) Decrease in Other Assets                           (257,156)
         (Decrease) Increase in Cash Overdrafts                        (178,154)
         (Decrease) Increase in Accounts Payable and Accrued Expenses    73,291
                                                                     -----------
                  Net Cash Used for Operating Activities             (1,591,225)
                                                                     -----------

Cash Flow from Investing Activities
         Purchase of Machinery                                         (199,153)
         Acquisition of Shumate Machine Works, Net of Cash Acquired    (219,897)
                                                                    ------------
                  Net Cash Used for Investing Activities               (419,050)
                                                                    ------------

Cash Flow from Financing Activities
         Proceeds from Notes Payable                                  6,245,386
         Payments on Notes Payable and Capital Lease Obligations     (3,577,792)
         Issuance Preferred Stock                                     1,007,500
         Issuance of Common Stock                                       250,000
         Costs of Raising Capital                                      (174,541)
                                                                    ------------
                  Net Cash from Financing Activities                  3,750,553
                                                                    ------------

Net Increase (Decrease) in Cash                                       1,740,278

Beginning Cash                                                           67,256
                                                                    ------------

Ending Cash                                                         $ 1,807,534
                                                                    ============

Supplemental Disclosures
 Cash Paid During the Six Months for Interest                          $235,421
 Non Cash Transactions
      Issuance of Common Stock for Acquisition of
         Shumate Machine Works                                      $ 1,725,000
      Conversion of Preferred Stock to Common Stock                   1,007,500
      Debt Issued to Acquire Shumate Machine Works                      250,000
      Accrued Cost of Raising Capital                                    90,973
      Debt Converted to Equity                                           48,500

               The accompanying notes are an integral part of the
             unaudited consolidated condensed financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Excalibur Industries, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. All significant intercompany accounts have been eliminated in the consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2001.

NOTE 2 - REORGANIZATION

On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of the Company, merged with and into Excalibur Holdings, Inc., a Texas corporation ("Excalibur Holdings"). Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of the Company's common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of the Company's Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of the Company's Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings a wholly-owned subsidiary of the Company. In total, the Company issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. In connection with the merger, the Company issued 413,689 shares of common stock to an affiliated party in payment of investment banking services. On May 22, 2002, each share of the Company's Series A and Series B preferred stock automatically converted into one
(1) share of the Company's common stock.

Since the stockholders of Excalibur Holdings owned approximately 91% of the outstanding voting shares of the Company after giving effect to the merger, and since the Company was a development stage company with limited operations before the merger, Excalibur Holdings is deemed to be the acquirer for accounting purposes, and the transaction has been reflected as a recapitalization of Excalibur Holdings. In a recapitalization, the historical stockholders' equity of Excalibur Holdings prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the Company's stock and Excalibur Holdings' stock by an offset to capital.

On June 10, 2002, the Company reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, the Company changed its name from "Global Realty Management Group, Inc." to "Excalibur Industries, Inc."

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

NOTE 3 - INCOME TAXES

The Company utilizes Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

NOTE 4 - NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments, whether vested or unvested. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

The computation of basic loss per share form continuing operations are as follows:

                                                       Six Months
                                                          Ended
                                                      June 30, 2002
                                                      -------------

Net Loss                                               ($788,408)

Weighted average common
shares outstanding                                    12,071,608

Basic and fully diluted loss per share                     ($.07)

NOTE 5 - INTANGIBLE ASSETS AND ACQUISITIONS

As part of the acquisition of the third wholly-owned subsidiary in 2001, a consulting agreement was entered into with the seller. The terms of the consulting agreement included a $41,667 monthly payment for sixty months starting March 2002. On June 27, 2002, the Company and the seller amended this agreement from a monthly consulting fee to a performance fee that is based on revenues for that subsidiary company.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, Plant and Equipment is summarized as follows:

                  Shop Equipment                                    $ 4,762,317
                  Furniture & Fixtures                                  292,935
                  Vehicles                                               81,300
                  Leasehold Improvements                                113,876
                  Equipment Designs                                   1,174,000
                  Land                                                    5,000
                                                                    ------------
                           Total Property, Plant & Equipment          6,429,428

              Less Accumulated Depreciation                            (287,641)
                                                                    ------------
         Net Property, Plant and Equipment                          $ 6,141,787
                                                                    ============

Depreciation Expense for the six months ending June 30, 2002 was $252,217.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

NOTE 7 - LONG TERM DEBT

         Long Term Debt consists of the following at June 30, 2002:

Bank Line of Credit. Interest is payable monthly, calculated at the higher of 6%
or the Prime Rate plus one percent. The line of credit provides for borrowings of up to $2,500,000 based on an advance rate of 80% of qualified accounts receivable and 50% of qualified inventory. The line of credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables and inventory and a second priority security interest in the
Company's equipment.                                                                    $1,994,886

Bank Term Note. The loan has a term of four years and is secured, along with the
Line of Credit, by a first priority security interest in the Company's accounts receivables, inventory and equipment. The term loan is repayable in 48 monthly installments and the interest rate is calculated as the higher of 6% or Prime
Rate plus one percent.                                                                   2,500,000

Term notes issued to a corporation as a result of an acquisition of a subsidiary at
7% interest maturing March 18, 2007.  Monthly payments are $10,321.
This note is personally guaranteed by two officers of the Company.                       1,194,822

Term note issued to a corporation as a result of an acquisition of a subsidiary at
7.5% interest with payments commencing February 28, 2002 and concluding
January 28, 2008.  Monthly payments are $21,478.                                         1,220,163

Term note issued to a corporation as a result of an acquisition of a subsidiary at
7.5% interest with payments commencing July 1, 2003 and concluding June 1, 2008.
Monthly payments will be $8,614.                                                           443,973

Two term notes issued to two individual stockholders as a result of acquisition of a subsidiary at 7% interest with payments commencing October 28, 2002 and
concluding March 28, 2003. Monthly payments are $50,000.                                   238,772

Term note payable to an individual stockholder at 8% interest paid monthly
Principal due at maturity of June 1, 2003.                                                 100,000

Four term notes issued to four individual stockholders and a term note payable to a bank. Interest rates ranging from 7% to 10%. Maturies
range from September 2002 to March 2005.                                                    90,837
                                                                                        -----------

         Total Notes Payable                                                            $7,783,453

Current Portion of Notes Payable                                                       ($3,430,527)
                                                                                       ------------

Long Term Portion of Notes Payable                                                      $4,352,926
                                                                                       ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

Aggregate Principal maturities of notes payable are as follows:

                           Year Ending
                           December 31,
                                   2002             $  535,588
                                   2003              3,152,143
                                   2004                992,052
                                   2005              1,250,075
                                   2006                649,367
                                   thereafter        1,204,228
                                                    -----------
                                                    $7,783,453
                                                    ===========

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Total Various Capital Equipment Lease obligations
         collateralized by specific pieces
         of shop or office equipment                                 $1,055,281

Current Portion of Capital Leases                                      (259,214)
                                                                     -----------

Long Term Portion of Capital Leases                                  $  796,067
                                                                     ==========

Total Future Minimum Lease Payments total $1,218,416 as follows

                           Year Ending
                           December 31:
                                   2002             $  300,709
                                   2003                359,475
                                   2004                325,221
                                   2005                175,720
                                   2006                 57,290
                                                    -----------
                                   Total            $1,218,415
                                                    ===========

Since June 30, 2002, the Company has paid off $596,792 of these capital leases. (See Note 11 - Subsequent Events.)

NOTE 9 - STOCKHOLDERS' EQUITY

On March 29, 2002, the Company acquired Shumate Machine Works, Inc. of Magnolia, Texas. The Company accounted for this acquisition using the purchase method of accounting. The Company paid $250,000 in cash and issued 1,150,000 shares of its common stock valued at $1.50 per share. An additional agreement was signed on March 29, 2002 for an incentive based program that creates a contingency for another 250,000 shares to be issued should certain performance goals be achieved by the former shareholders of Shumate Machine Works.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

On April 2, 2002, the Company signed an agreement that was amended on June 9, 2002 to engage The Eagle Rock Group, LLC ("Eagle Rock"), a business advisor and consultant. Under the terms of the agreement, Eagle Rock is to assist the Company in increasing revenues through contracts or corporate acquisitions. As consideration for these services, the Company agreed to issue a warrant to purchase up to 1,269,375 shares of the Company's common stock to Eagle Rock, most of which vest upon success criteria defined in the agreement including a milestone of $13,000,000 in revenues. At this time, warrants to purchase
84,625 shares are vested.

On April 4, 2002, the Company closed a private placement of 806,000 shares of its Series B convertible preferred stock at $1.25 per share and warrants to purchase 241,800 shares of its common stock with a strike price of $1.35 and a five-year term. The Company also issued warrants to purchase 60,000 shares of its common stock at an exercise price of $1.50 per share with a five year term to the placement agent of this private offering.

On May 22, 2002, pursuant to the terms of the Series A convertible preferred stock and the Series B convertible preferred stock, each share of Series A and Series B preferred stock automatically converted into one (1) share of common stock.

On June 10, 2002, the board of directors of the Company adopted a stock bonus plan to issue 100 shares of common stock to each employee of the Company. On June 11, 2002, the Company issued 24,000 shares pursuant to the plan.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of January 1, 2002, the Company adopted Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The adoption of these standards had no effect on the Company's financial statements.

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company's financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company's financial statements.

NOTE 11 - SUBSEQUENT EVENTS

As of June 30, 2002, the Company had total various capital equipment lease obligations of $1,055,281. Since June 30, 2002, the Company has paid off $596,792 of these capital leases, reducing its interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, customer concentration risk, difficulties in refinancing short term debt, difficulties in consolidating the operations of our operating subsidiaries, difficulties in accelerating internal sales growth, difficulties identifying and acquiring complementary businesses, restrictive covenants in our existing credit facilities, fluctuations in metals prices, general economic conditions in markets in which we do business, extensive environmental and workplace regulation by federal and state agencies and other general risks related to our common stock.

         All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

         We are a diversified group of niche industrial companies that design, manufacture and assemble steel components and products for power generation, aerospace and aviation, counter-terrorism and homeland security, petrochemical and energy industries. We seek to increase sales and growth opportunities with our four subsidiaries and minimize risks by maintaining a balance in the industries and business cycles that we serve.

         We operate through four operating subsidiaries: Excalibur Steel, Inc., Excalibur Aerospace, Inc. (which does business as Aero Weld), Excalibur Services, Inc. and Shumate Machine Works, Inc. Our operations include the following: (i) fabrication of structural steel components; (ii) design and manufacture of aircraft training devices used for civil aviation, military, counter-terrorism and homeland defense sectors; (iii) fabrication and production of pressure vessels and heat exchangers; and (iv) close tolerance machining of steel alloy components and product assemblies for oil services applications.

OUR CORPORATE HISTORY

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

         Since the stockholders of Excalibur Holdings owned approximately 91% of our outstanding voting shares after giving effect to the merger, and since we were a development stage company with limited operations before the merger, Excalibur Holdings is deemed to be the acquirer for accounting purposes, and the transaction has been reflected as a recapitalization of Excalibur Holdings. In a recapitalization, the historical stockholders' equity of Excalibur Holdings prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of our stock and Excalibur Holdings' stock by an offset to capital.

         Excalibur Holdings was incorporated on August 17, 2001 in the state of Texas. It had minimal operations until November 20, 2001, when it acquired substantially all of the assets of Aero Weld, Inc., an Oklahoma corporation. As a result, Aero Weld is deemed to be our predecessor, and the results of operations and other information set forth below with respect to the three and six month periods ended June 30, 2001 are those of Aero Weld.

RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The results of operations set forth below for the three and six month periods ended June 30, 2002 are those of Excalibur Industries on a consolidated basis. The results of operations set forth below for the three and six month periods ended June 30, 2001 are those of Aero Weld, Inc., our wholly-owned subsidiary which has been deemed to be our predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. Although Aero Weld is our predecessor, we do not believe that a comparison of Excalibur to Aero Weld is necessarily meaningful or helpful. We are a diversified group of consolidated companies with significant indebtedness outstanding due to the acquisitions of three of our operating subsidiaries, including Aero Weld. In contrast, Aero Weld was, before our acquisition of it in November, 2001, a privately-held corporation with insignificant debt obligations.

         The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                       -------------------------  -------------------------
                                           2002        2001           2002        2001
                                       -------------------------  -------------------------
Net sales                                    100.0%      100.0%         100.0%      100.0%

Cost of sales                                 82.4        45.8           79.0        53.6
                                       -------------------------  -------------------------

Gross profit                                  17.6        54.2           21.0        46.4
                                       -------------------------  -------------------------

Selling, general and administrative           34.2        10.8           28.1        15.4

Operating income                             (16.6)%      43.4%          (7.1)%      31.0%
                                       =========================  =========================

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         NET SALES. Net sales increased to $4,272,885 for the three months ended June 30, 2002, from $2,919,920 for the three months ended June 30, 2001. The increase in net sales is principally due to additional revenues from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001. The increase in sales is partially offset by a decrease in sales in our Aero Weld subsidiary which results from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the aviation industry.

         COST OF SALES. Cost of sales increased to $3,520,024 for the three months ended June 30, 2002, from $1,337,470 for the three months ended June 30, 2001. As a percentage of net sales, cost of sales increased to 82% of sales for the three months ended June 30, 2002 versus 46% of sales for the three months ended June 30, 2001. The increase in cost of sales is attributable to the increase in revenues resulting from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services. The increase of the cost of sales as a percentage of sales is attributable to several factors. The gross profit margins of Excalibur Steel and Shumate Machine Works have historically been lower than those of Aero Weld, meaning that the gross profit margins of the consolidated entity are lower than those of Aero Weld alone. Furthermore, the decrease in Aero Weld's sales in the second quarter of 2002 as compared to the second quarter of 2001 also contributed to a higher cost of sales as a percent of sales. In addition, significant non-recurring expenses which we incurred in starting up Excalibur Services increased the cost of sales of the consolidated entity. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, adversely impacted our cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1,462,043 for the three months ended June 30, 2002, from $315,830 for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 34.2% in the second quarter of 2002, compared to 10.8% for the same period of 2001. The increase in selling, general and administrative expenses is primarily attributable to the aggregation of the selling, general and administrative costs associated with Excalibur Steel, Shumate Machine Works and Excalibur Services. However, we also incurred additional expenses that our subsidiaries did not incur in 2001, such as start-up expenses of Excalibur Services, the installation of a professional sales force, and expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in becoming a public company.

         OPERATING INCOME. We incurred an operating loss of $709,182 for the three months ended June 30, 2002, compared to an operating profit of $1,266,630 for the three months ended June 30, 2001. The decrease in operating income is primarily attributable to increased costs of sales, increased selling, general and administrative expenses, overhead expenses of the holding company and one-time charges associated with integrating the acquired subsidiaries.

         INTEREST EXPENSE. Interest expense increased to $156,074 for the three months ended June 30, 2002, from $7,700 for the three months ended June 30, 2001. Our interest expense increased because we incurred significant debt to acquire our operating subsidiaries. Our predecessor, Aero Weld, was a closely held company with little debt service requirements and no long-term debt. In contrast, our operations are significantly leveraged, and our interest expense reflects the cost of capital needed to finance our acquisitions and to provide adequate working capital to the consolidated entity. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. Since we have incurred operating losses for the six months ended June 30, 2002, we have made no provision for income taxes. Our predecessor, Aero Weld, was a subchapter-S election corporation and did not pay taxes at the corporate level.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         NET SALES. Net sales increased to $7,899,192 for the six months ended June 30, 2002, from $4,765,420 for the six months ended June 30, 2001. The increase in net sales is principally due to additional revenues from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001. The increase in sales is partially offset by a decrease in sales in our Aero Weld subsidiary which results from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the aviation industry.

         COST OF SALES. Cost of sales increased to $6,243,005 for the six months ended June 30, 2002, from $2,544,290 for the six months ended June 30, 2001. As a percentage of net sales, cost of sales increased to 79.0% of sales for the six months ended June 30, 2002 versus 53.6% of sales for the six months ended June 30, 2001. The increase in cost of sales is attributable to the increase in revenues resulting from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services. The increase of the cost of sales as a percentage of sales is attributable to several factors. The gross profit margins of Excalibur Steel and Shumate Machine Works have historically been lower than those of Aero Weld, meaning that the gross profit margins of the consolidated entity are lower than those of Aero Weld alone. Furthermore, the decrease in Aero Weld's sales in the second quarter of 2002 as compared to the second quarter of 2001 also contributed to a higher cost of sales as a percent of sales. In addition, significant non-recurring expenses which we incurred in starting up Excalibur Services increased the cost of sales of the consolidated entity. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, adversely impacted our cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $2,217,228 for the six months ended June 30, 2002, from $735,370 for the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 28.1% in the first six months of 2002, compared to 15.4% for the same period of 2001. The increase in selling, general and administrative expenses is primarily attributable to the aggregation of the selling, general and administrative costs associated with Excalibur Steel, Shumate Machine Works and Excalibur Services.

         However, we also incurred additional expenses that our subsidiaries did not incur in 2001, such as start-up expenses of Excalibur Services, the installation of a professional sales force, and expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in becoming a public company.

         OPERATING INCOME. We incurred an operating loss of $561,041 for the six months ended June 30, 2002, compared to an operating profit of $1,475,760 for the six months ended June 30, 2001. The decrease in operating income is primarily attributable to increased costs of sales, increased selling, general and administrative expenses, overhead expenses of the holding company and one-time charges associated with integrating the acquired subsidiaries.

         INTEREST EXPENSE. Interest expense increased to $245,133 for the six months ended June 30, 2002, from $11,280 for the six months ended June 30, 2001. Our interest expense increased because we incurred significant debt to acquire our operating subsidiaries. Our predecessor, Aero Weld, was a closely held company with little debt service requirements and no long-term debt. In contrast, our operations are significantly leveraged, and our interest expense reflects the cost of capital needed to finance our acquisitions and to provide adequate working capital to the consolidated entity. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. Since we have incurred operating losses for the six months ended June 30, 2002, we have made no provision for income taxes. Our predecessor, Aero Weld, was a subchapter-S election corporation and did not pay taxes at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at June 30, 2002 was $147,901. We had cash of $1,807,534 at June 30, 2002, an increase of $1,740,278 from $67,256 at December 31, 2001. This increase was primarily due to our obtaining a line of credit and increasing the same, our obtaining a secured term loan, and our issuance of preferred stock. We used these financings to purchase machinery, repay existing notes, and to fund our operations.

         We used $1,591,225 of cash in operating activities for the six-month period ended June 30, 2002 compared to generating $1,309,334 for the same period in 2001. Cash used by operating activities for the six months ended June 30, 2002 was comprised of a net loss of $788,408, increases in trade and shareholder receivables of $427,162, inventory of $318,353, other assets of $257,156, and the replenishment of cash overdrafts of $178,154. These cash flows were partially offset by non-cash charges of $256,217 for depreciation, $73,291 for increases in accounts payable and accrued expenses, and $48,500 in common stock bonuses. Net cash flows used in investing activities were $419,050 for the six months ended June 30, 2002, and $393,154 in the same period of 2001 for the purchase of Machinery in each period and for the acquisition of a subsidiary, Shumate Machine Works, in the current period. Net cash flows generated from financing activities were $3,750,553 during the six months ended June 30, 2002, compared to net cash flows used in financing activities of $1,378,239 in the same period of 2001, primarily due to the obtaining and increasing of our credit facility and our term loan and our issuance of preferred stock, which has since converted into common stock. These increases were offset by repayments of existing outstanding notes and by costs of raising capital.

         On May 8, 2002, we entered into a credit agreement with Stillwater National Bank, which provided us with a $2,000,000 revolving line of credit facility. The line of credit has a term of one year, is secured by a first priority security interest in our accounts receivables and inventory and a second priority security interest in our equipment. The line of credit replaced approximately $600,000 of prior existing revolving credit facilities and approximately $150,000 in short-term debt. We paid an up front fee of $5,000 to Stillwater National Bank in connection with the line of credit.

         The line of credit may be utilized for general corporate purposes, including working capital and acquisition financing. Under the line of credit, we borrow at a rate of interest equal to the higher of (a) six percent (6%) or
(b) Stillwater's prime rate plus one percent. The line of credit provides for an advance rate of 80% of qualified receivables and 50% of qualified inventory. The line of credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets and bank approval on acquisitions.

         On June 27, 2002, we amended the credit agreement with Stillwater National Bank by increasing the line of credit facility to $2,500,000. We also entered into an additional loan agreement with Stillwater National Bank, which provides us with a $2,500,000 term loan. The term loan has a term of four years, is secured, along with the line of credit, by a first priority security interest in our accounts receivables, inventory and equipment. The term loan is repayable in 48 monthly installments, and it bears interest at a rate equal to the higher of (a) six percent (6%) or (b) Stillwater's prime rate plus one percent.

         As of August 10, 2002, we had outstanding borrowings under the line of credit of $1,693,000, leaving $807,000 available for use, subject to sufficient collateral in the form of accounts receivable and inventory.

         As of the date of this report, due to decreased demand in the power generation and aerospace industries, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the next six months through cash flows generated from operations. We will need to continue to finance our operations through additional bank borrowings under our existing line of credit or other capital financings. Our collateral may not be sufficient to increase the amounts that we can draw from our line of credit. We may also seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.

         We may incur additional losses if the weak conditions in the U.S. economy continue, or if they deteriorate further. Such losses could require us to renegotiate our negative covenants with our lender, including the current ratio and fixed charge ratios. Currently, we are not in default of any of our debt covenants.

         We intend to pursue, as part of our business strategy, future strategic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such future acquisitions. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria. In addition, our senior lender, Stillwater National Bank, must approve any proposed acquisition before we can consummate it. Furthermore, additional financing for acquisitions may not be available to us, when and if needed, on acceptable terms or at all.

         We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. Both our line of credit and our term loan contain restrictions as to the payment of dividends.

RECENTLY ISSUED ACCOUNTING STANDARDS

         As of January 1, 2002, the Company adopted Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The adoption of these standards had no effect on the Company's financial statements.

         In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The Company is reviewing this standard and does not expect this to have a significant impact on the Company's financial statements.

         In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company's financial statements.

PART II:  OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

         (a) On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

         (b) None.

         (c) On April 2, 2002, we agreed to issue to The Eagle Rock Group, LLC, a warrant to purchase up to 1,269,375 shares of our common stock at an exercise price of $1.50 per share. The warrant is subject to vesting based both on time and on performance criteria defined in the agreement, including certain revenue criteria. To date, warrants to purchase 84,625 of these shares have vested.

         On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. As a result of the Excalibur Holdings merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, and each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. Each share of Series A and Series B preferred stock are convertible into one (1) share of our common stock. Each shareholder of Excalibur Holdings was an accredited investor at the time of the merger. The issuance was exempt under Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

         (d) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

             None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Shareholders holding a majority of the voting power of the company took action by written consent on May 6, 2002 for the purpose of approving the reincorporation of the company from Florida to Delaware under the name "Excalibur Industries, Inc." The reincorporation occurred on June 10, 2002. The information called for by this item is set forth in our Definitive Information Statement on Schedule 14C filed on May 20, 2002.

ITEM 5 - OTHER INFORMATION

CHANGES IN OUR CERTIFYING ACCOUNTANT.

         Before the merger of Excalibur Holdings into GRMG Acquisition Corp., our independent accountant was Salibello & Broder, LLP and Excalibur Holdings' independent accountant was Cross and Robinson. Because the merger is being accounted for as a recapitalization under generally accepted accounting principles, the financial statements of Excalibur Holdings, which have been previously audited by Cross and Robinson, will constitute our financial statements beginning as April 8, 2002. Therefore, we have decided to continue the engagement of Cross and Robinson as our independent accountants following the consummation of the merger and, accordingly, Salibello & Broder was dismissed as our independent accountant.

         The reports of Salibello & Broder on our financial statements for the fiscal years ended June 30, 2000 and 2001 and the transition period ending December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants from Salibellor & Broder to Cross and Robinson was approved by our board of directors.

         During our fiscal years ended June 30, 2001 and 2000 and the transition period ending December 31, 2001 through the subsequent interim period to April 8, 2002, we did not have any disagreement with Salibello & Broder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Salibello & Broder's satisfaction, would have caused Salibello & Broder to make reference to the subject matter of the disagreement in connection with its report. During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-iv) of Regulation S-B adopted by the Securities and Exchange Commission.

         Salibello & Broder has been our independent accountant since 1999 and we have regularly consulted Salibello & Broder since that time and up to the consummation of the merger. We had not consulted Cross and Robinson during our last two fiscal years and through the interim period to April 8, 2002 regarding any of the matters specified in Item 304(a)(2) of Regulation S-B. We have provided Salibello & Broder with a copy of this Form 10-QSB prior to its filing with the Securities and Exchange Commission.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.
                  --------


Item No.   Description                                            Method of Filing
--------   -----------                                            ----------------

99.1       Chief Executive Officer Certification pursuant to 18   Filed electronically herewith.
           U.S.C.ss.1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002

99.2       Chief Financial Officer Certification pursuant to 18   Filed electronically herewith.
           U.S.C.ss.1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002


          (b)     Reports on Form 8-K
                  -------------------

                  On April 23, 2002, we filed a current report on Form 8-K reporting under Items 1 and 3 our acquisition of Excalibur Holdings, Inc. and our change of fiscal year from June 30 to December 31.

                  On June 11, 2002, we filed an amendment to current report on Form 8-K reporting under Items 1 and 3 the financial statements and pro forma financial statements to be provided in connection with our acquisition of Excalibur Holdings, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EXCALIBUR INDUSTRIES, INC.

August 19, 2002                          /S/ William S. H. Stuart
                                         --------------------------
                                         William S. H. Stuart
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         /S/ Matthew C. Flemming
                                         --------------------------
                                         Matthew C. Flemming
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)