Form 10QSB
period 2002-09-30
EXCALIBUR INDUSTRIES INC
filed 2002-11-19
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

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

                    Issuer's telephone number: (281) 877-9700

                               ------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2002, 14,659,936 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes     No  X
                                                      ---    ---

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                     SEPTEMBER
                                                                     30, 2002
                                                                   -------------

CURRENT ASSETS
         Cash                                                      $    130,381
         Accounts Receivable-Trade (net)                              1,508,031
         Accounts Receivable-Stockholders                               239,187
         Inventory                                                    1,787,770
         Other Current Assets                                           325,534
                                                                   -------------
                  TOTAL CURRENT ASSETS                                3,990,903

PROPERTY, PLANT, AND EQUIPMENT, NET                                   6,499,978
GOODWILL                                                              3,120,915
OTHER ASSETS                                                            137,840
                                                                   -------------
                  TOTAL ASSETS                                     $ 13,749,636
                  ------------                                     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
         Accounts Payable                                          $  1,947,114
         Current Portion of Notes Payable                             2,862,006
         Current Portion of Capital Lease Obligations                   107,660
         Stockholders Notes Payable                                     496,809
         Accrued Expenses                                               408,884
                                                                   -------------
                  TOTAL CURRENT LIABILITIES                           5,822,473

LONG TERM DEBT, NET OF CURRENT PORTION                                4,405,682
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       292,462
                                                                   -------------
                  TOTAL LIABILITIES                                  10,520,617
                                                                   -------------

STOCKHOLDERS' EQUITY
         Preferred Stock, par value $.001 per share;
               10,000,000 shares authorized, no shares
               issued or outstanding at September 30, 2002                   --
         Common Stock, par value $.001 per share;
                50,000,000 shares authorized, 14,642,436
                shares issued and outstanding at September 30, 2002      14,642
         Additional paid-in capital                                   7,399,790
         Retained Earnings (Deficit)                                 (4,185,413)
                                                                   -------------
                  TOTAL STOCKHOLDERS' EQUITY                          3,229,019
                                                                   -------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 13,749,636
                  ------------------------------------------       =============

       ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                  (UNAUDITED)

                                     THREE MONTHS ENDED                             NINE MONTHS ENDED

                                       SEPTEMBER 30,                                  SEPTEMBER 30,
                      ---------------------------------------------   ---------------------------------------------
                          2002             2001           2001            2002            2001            2001
                       (EXCALIBUR         (AERO        (EXCALIBUR      (EXCALIBUR         AERO         (EXCALIBUR
                       INDUSTRIES)        WELD)         HOLDINGS)      INDUSTRIES)        WELD          HOLDINGS)
                      -------------   -------------   -------------   -------------   -------------   -------------
REVENUES              $  2,778,055    $  2,483,876    $         --    $ 10,677,247    $  7,249,291    $         --

COST OF SALES            2,581,018       1,775,363              --       8,824,022       4,329,654              --
                      -------------   -------------   -------------   -------------   -------------   -------------
GROSS PROFIT               197,037         708,513              --       1,853,225       2,919,637              --

SELLING, GENERAL &       1,249,232         355,322          41,785       3,385,916       1,090,691          41,785
ADMINISTRATIVE
EXPENSES

OPERATING INCOME        (1,052,195)        353,191         (41,785)     (1,532,691)      1,828,946         (41,785)
(LOSS)

OTHER INCOME
(EXPENSE)
Interest Expense          (140,490)         (4,086)             --        (391,510)        (15,370)             --
Other, net                       1          30,238              --          17,766          42,985              --
                      -------------   -------------   -------------   -------------   -------------   -------------
NET INCOME (LOSS)
BEFORE PRIOR PERIOD
ADJUSTMENT            $ (1,192,684)   $    379,343    $    (41,785)   $ (1,906,435)   $  1,856,561    $    (41,785)
-----------------

PRIOR PERIOD
ADJUSTMENT - NOTE 2              --              --              --       (765,875)              --              --
                      -------------   -------------   -------------   -------------   -------------   -------------

NET INCOME (LOSS)     $ (1,192,684)   $    379,343    $    (41,785)   $ (2,672,310)   $  1,856,561    $    (41,785)
----------------      =============   =============   =============   =============   =============   =============

WEIGHTED-AVERAGE        14,709,103         100,000         100,000      12,950,775         100,000         100,000
COMMON SHARES         =============   =============   =============   =============   =============   =============
OUTSTANDING

BASIC AND FULLY
DILUTED EARNINGS
(LOSS) BEFORE
PRIOR PERIOD
ADJUSTMENT PER        $       (.08)   $       3.79    $       (.41)   $       (.15)   $      18.56    $       (.41)
SHARE                 =============   =============   =============   =============   =============   =============

PRIOR PERIOD
ADJUSTMENT PER                   --              --              --           (.06)              --              --
SHARE                 =============   =============   =============   =============   =============   =============

BASIC AND FULLY
DILUTED EARNINGS      $       (.08)   $       3.79    $       (.41)   $       (.21)   $      18.56    $       (.41)
(LOSS) PER SHARE      =============   =============   =============   =============   =============   =============

                 ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                                                 3

                             EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ------------------------------------------
                                                                                     2002           2001           2001
                                                                                  (EXCALIBUR        AERO        (EXCALIBUR
                                                                                  INDUSTRIES)       WELD         HOLDINGS)
                                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET INCOME (LOSS)                                                           $(2,672,310)   $ 1,856,021    $   (41,785)
                                                                                 ------------   ------------   ------------

     Adjustments to reconcile net income (loss) to net cash provided by                   --             --             --
     -------------------------------------------------------------------
     operating activities
     --------------------
      Depreciation                                                                   448,862         90,000             --
      Common stock bonuses                                                            48,500             --             --
      Common stock issued in exchange for services                                    17,015             --             --
      Common stock issued for services relating to acquisition of public shell       620,804             --             --
      Common stock issued as interest on promissory note                               2,774             --             --
      Gain (loss) from sale of assets                                                     --        (28,125)            --
      (Increase) decrease in accounts receivable                                     (95,612)      (401,019)            --
      (Increase) decrease in receivables from shareholders                           (50,268)        13,920             --
      (Increase) decrease in inventories                                            (423,750)       145,104             --
      (Increase) decrease in other assets                                           (423,207)            --             --
      Increase (decrease) in cash overdrafts                                        (270,044)            --             --
      Increase (decrease) in accounts payable and accrued liabilities                350,857       (121,557)            --
                                                                                 ------------   ------------   ------------
      Total Adjustments                                                              339,577       (391,677)       (41,785)
                                                                                 ------------   ------------   ------------
                  NET CASH FROM (USED FOR) OPERATING ACTIVITIES                   (2,332,733)     1,554,343        (41,785)
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                                      (749,989)      (316,607)            --
     Acquisition of Shumate Machine Works, net of cash acquired                      (26,314)            --             --
     Proceeds from sale of equipment                                                      --         84,500             --
                                                                                 ------------   ------------   ------------
                  NET CASH USED FOR INVESTING ACTIVITIES                            (776,304)      (227,107)            --
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   6,941,000             --         88,993
     Payments on notes payable and capital lease obligations                      (5,444,331)       (84,082)            --
     Proceeds from notes payable - shareholders                                      496,809             --             --
     Issuance of preferred stock (Series B)                                        1,007,500             --             --
     Issuance of common stock                                                        250,000             --          2,000
     Dividends                                                                            --     (1,762,718)            --
     Cost of raising capital                                                         (78,816)            --             --
                                                                                 ------------   ------------   ------------
                  NET CASH FROM (USED FOR) FINANCING ACTIVITIES                    3,172,162     (1,846,800)        90,993
                                                                                 ------------   ------------   ------------

                  NET INCREASE (DECREASE) IN CASH                                     63,125       (569,564)        49,207

CASH AT BEGINNING OF PERIOD                                                           67,256        676,618             --
                                                                                 ------------   ------------   ------------

                  CASH AT END OF PERIOD                                          $   130,381    $   107,055    $    49,207
                  ---------------------                                          ===========    ===========    ===========

                 ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                                                 4

SUPPLEMENTAL DISCLOSURES:

Issuance of Common Stock to acquire Shumate Machine Works             $1,725,000
Conversion of preferred stock to common stock                         $1,757,500
Debt issued to acquire Shumate Machine Works                            $250,000
Accrued acquisition costs of Shumate Machine Works                       $90,973
Recapitalization costs to acquire Global Realty Management Group         $18,684
Debt converted into equity                                               $48,500
Net Book Value of Assets Sold                                                              $56,675

CASH PAID DURING THE PERIOD FOR INTEREST                                $391,510           $40,345

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         These consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements included in the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

NOTE 2 - REORGANIZATION AND PRIOR PERIOD ADJUSTMENT

         On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of the Company, merged with and into Excalibur Holdings, Inc., a Texas corporation ("Excalibur Holdings"). Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of the Company's common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of the Company's Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of the Company's Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings a wholly-owned subsidiary of the Company. In total, the Company issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. In connection with the merger, the Company issued 413,869 shares of common stock to an affiliated party in payment of investment banking services. On May 22, 2002, each share of the Company's Series A and Series B preferred stock automatically converted into one (1) share of the Company's common stock.

         Since the stockholders of Excalibur Holdings owned approximately 91% of the outstanding voting shares of the Company after giving effect to the merger, and since the Company was a development stage company with limited operations before the merger, Excalibur Holdings is deemed to be the acquirer for accounting purposes (reverse acquisition), and the transaction has been reflected as a capital transaction in substance, rather than a business combination. The historical financial statements prior to April 8, 2002 are those of Excalibur Holdings.

         As a result of the accompanying recapitalization, the historical stockholders' equity of Excalibur Holdings prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the Company's stock and Excalibur Holdings' stock by an offset to capital in the amount of $18,684. In addition, the Company incurred transaction costs associated with Excalibur Holdings' reverse acquisition of the Company of $720,804.

         The Company had originally recorded the transaction as a business combination. As a result of reflecting the transaction as a capital transaction rather than a business combination, certain adjustments were recorded as expenses rather than reductions of paid in capital. This adjustment is reflected as a prior period adjustment in the financial information since the transaction was reported in the second quarter ended June 30, 2002. There is no income tax effect to this transaction as the Company has incurred losses since inception.

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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

NOTE 4 - NET INCOME (LOSS) PER SHARE

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

         The computation of basic and diluted loss per share is as follows:

                                                               NINE MONTHS
                                                                   ENDED
                                                            SEPTEMBER 30, 2002
                                                            ------------------

Net Loss                                                      $ (2,672,310)
                                                              =============
Weighted Average Common Shares Outstanding                      12,950,775
                                                              =============
Basic and Diluted Loss per Common Share                       $       (.21)
                                                              =============

         The outstanding common stock options and warrants were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 5 - INTANGIBLE ASSETS AND ACQUISITIONS

         Pursuant to the November 20, 2001 acquisition of Aero Weld, Inc. ("Aero Weld"), a consulting agreement was entered into with the seller. The terms of the consulting agreement included a $41,667 monthly payment for sixty months starting March 2002. On June 27, 2002, the Company and the seller amended this agreement from a monthly consulting fee to a performance fee that is based on revenues for that subsidiary company.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 5 - INTANGIBLE ASSETS AND ACQUISITIONS (CONTINUED)

         On March 29, 2002, the Company acquired Shumate Machine Works, Inc. ("Shumate") of Magnolia, Texas, as a means of expanding its metal fabrication operations into the petrochemical industry and to diversify its customer base. The Company accounted for this acquisition under the purchase method of accounting. The aggregate purchase price was $2,225,000, including $250,000 in cash, $250,000 in promissory notes and 1,150,000 shares of its common stock valued at $1,725,000. In addition, the Company incurred acquisition costs totaling $307,805, of which $216,832 were paid in cash and $90,973 are to be paid with shares of common stock. The purchase price was determined based primarily on past and projected earnings of Shumate. The fair value of the common stock issued was estimated based on the purchase price of contemporaneous common stock equivalent issuances. The value of these combined payments exceeded the estimated fair value of the acquired company by $284,556, which is reflected as goodwill on the consolidated balance sheet. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

         Current assets                                             $   976,939
         Property and equipment                                       2,655,646
         Other assets                                                     2,493
         Goodwill                                                       284,556
                                                                    ------------
                Total assets acquired                                 3,919,934
                                                                    ------------

         Accounts payable and accruals                                 (386,609)
         Notes payable                                               (1,000,520)
                                                                    ------------
                Total liabilities assumed                            (1,387,129)
                                                                    ------------

                Net assets acquired                                 $ 2,532,805
                                                                    ============

         As a result of a continuing valuation process of the Shumate acquisition, the Company has identified certain intangible assets. The result of this valuation has been assigned the balance of goodwill of $285,556 to intangible assets during the period ended September 30, 2002, thereby reducing goodwill to $0 in the allocation of the purchase price.

         An additional agreement was signed on March 29, 2002 for an incentive based program that creates a contingency for another 250,000 shares to be issued should certain performance goals be achieved by the former shareholders of Shumate.

         The unaudited condensed consolidated income statement includes the results of operations for Shumate from March 29, 2002 to September 30, 2002. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the period presented. The pro forma amounts include adjustments for depreciation and income taxes. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

                                                       Nine Months
                                                         Ended
                                                    September 30, 2002
                                                   -------------------
         Revenue                                   $    11,894,203
         Net Loss                                  $    (2,493,114)
         Net Loss per Share                        $         (0.20)

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

         Property, Plant, and Equipment at September 30, 2002 is summarized as follows:

                  Shop Equipment                                    $ 4,882,994
                  Furniture & Fixtures                                  711,069
                  Vehicles                                               81,300
                  Leasehold Improvements                                113,876
                  Equipment Designs                                   1,186,025
                  Land                                                    5,000
                                                                    ------------
                           Total                                      6,980,264

                  Less Accumulated Depreciation                        (480,286)
                                                                    ------------
                  Net Property, Plant, and Equipment                $ 6,499,978
                                                                    ============

         Depreciation Expense for the nine months ending September 30, 2002 was $448,862.

         Equipment designs represent identifiable intangible assets included in the purchase of Aero Weld and Shumate Machine. These designs and related software required to operate machines for the production of particular products are amortizable over the expected production period of these products. The Company is still evaluating the process by which to amortize these equipment designs.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 7 - NOTES PAYABLE

         Notes Payable consists of the following at September 30, 2002:

Bank Line of Credit.  Interest is payable monthly, calculated at the higher of 6% or the Prime Rate plus one percent. The
line of credit provides for borrowings of up to $2,500,000
based on an advance rate of 80% of qualified accounts
receivable and 50% of qualified inventory. The line of credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables and inventory and a second priority security interest in the Company's equipment.  $1,924,144

Bank Term Note.  The loan has a term of four years and is
secured, along with the Line of Credit, by a first priority
security interest in the Company's accounts receivables,
inventory and equipment. The term loan is repayable in 48
monthly installments and the interest rate is calculated as
the higher of 6% or Prime Rate plus one percent.                      2,408,005

Term notes issued to a corporation as a result of an
acquisition of a subsidiary at 7% interest maturing March 18,
2007. Monthly payments are $10,321. This note is personally
guaranteed by two officers of the Company.                            1,170,557

Term note issued to a corporation as a result of an acquisition of a subsidiary at 7.5% interest with payments commencing
February 28, 2002 and concluding January 28, 2008.  Monthly
payments are $21,478.                                                 1,184,384

Term note issued to a corporation as a result of an
acquisition of a subsidiary at 7.5% interest with payments
commencing July 1, 2003 and concluding June 1, 2008. Monthly
payments will be $8,614.                                                443,973

Term note issued to a limited liability company and a term note payable to a bank. Interest rates ranging from 9% to 10%.
Maturities range from December 2002 to March 2005.                       36,625
                                                                     -----------
Total Notes Payable                                                   7,267,688

Current Portion of Notes Payable                                     (2,862,006)
                                                                     -----------
Long Term Portion of Notes Payable                                   $4,352,926
                                                                     ===========

Aggregate Principal maturities of notes payable are as follows

                           Year Ending
                           December 31,
                           ------------
                                   2002          $   119,880
                                   2003            2,991,139
                                   2004            1,224,562
                                   2005              956,927
                                   2006              792,478
                                   thereafter      1,182,702
                                                 ------------
                                                 $ 7,267,688
                                                 ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 7 - NOTES PAYABLE (CONTINUED)

NOTES PAYABLE - OFFICERS AND DIRECTORS

         Notes Payable to Officers and Directors consists of the following at September 30, 2002:

Two term notes issued to two individual stockholders as
a result of acquisition of a subsidiary at 7% interest
with payments commencing October 28, 2002 and concluding
March 28, 2003.  Monthly payments are $50,000.                        $ 250,000

Five term notes payable to five individual stockholders
Interest rates ranging from 7% to 10%. Maturities range
from November 2002 to September 2003.                                   246,809
                                                                      ----------

Total Notes Payable to Officers and Directors (All Current)           $ 496,809
                                                                      ==========

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Total capital lease obligations collateralized by
         specific pieces of shop or office equipment                  $ 400,122
Current Portion of Capital Leases                                      (107,660)
                                                                      ----------
Long Term Portion of Capital Leases                                   $ 292,462
                                                                      ==========

         Total Future Minimum Lease Payments total $413,341 as follows:

                           Year Ending
                           December 31,
                           ------------
                                   2002      $  45,385
                                   2003        174,516
                                   2004        146,590
                                   2005         46,850
                                   2006             --
                                             ----------
                                  Total      $ 413,341
                                             ==========

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

         On March 29, 2002, pursuant to an agreement to acquire Shumate Machine Works, Inc. (disclosed in Note 5), the Company issued 1,150,000 shares of its common stock valued at $1.50 per share.

         On April 2, 2002, the Company signed an agreement that was amended on June 9, 2002 to engage The Eagle Rock Group, LLC ("Eagle Rock"), a business advisor and consultant. Under the terms of the agreement, Eagle Rock is to assist the Company in increasing revenues through contracts or corporate acquisitions. As part of the consideration for these services, the Company agreed to issue a warrant to purchase up to 1,269,375 shares of the Company's common stock at an exercise price of $1.50 to Eagle Rock, most of which vest upon success criteria defined in the agreement, including a milestone of $13,000,000 in revenues. No value was assigned to these warrants as the exercise price was equal to the fair value of the Company's common stock at the date of grant. On September 27, 2002, the Company terminated its agreement with Eagle Rock. As a result, the warrant vested with respect to 169,248 shares, and the balance expired unvested.

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

         On June 10, 2002, the board of directors of the Company adopted a stock bonus plan to issue 100 shares of common stock to each employee of the Company. On June 11, 2002, the Company issued 24,000 shares pursuant to the plan, valued at $1.50 per share.

         On September 4, 2002, the Company signed an agreement to engage Strategic Growth International, Inc. ("SGI"), a financial and investor relations advisor and consultant. Under the terms of the agreement, SGI is to consult the Company on investor relations aspects of shareholder communications. As part of the consideration for these services, the Company agreed to issue an option to purchase up to 600,000 shares of the Company's common stock at an exercise price of $1.50 to SGI. If the SGI agreement is terminated on March 1, 2003, the Company shall have the right to rescind the option to purchase up to 240,000 shares, unless the Company has successfully concludes an equity financing of $650,000 or more. No value was assigned to these warrants as the exercise price was equal to the fair value of the Company's common stock at the date of grant.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 10 - SEGMENT INFORMATION

         Segment information has been prepared in accordance with Financial Accounting Standards (FASB) Statement of Financial Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on each subsidiary's operations within the group. Each subsidiary has individual capabilities in steel fabrication and unique customers to which each sells its manufactured products. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on the operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. Excalibur accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

         Excalibur's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Information on the Company's business segments for the periods ended September was as follows:

                                                  THREE MONTHS     NINE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2002
                                                   ------------    ------------
          REVENUES
                  Excalibur Steel                  $   277,048     $ 3,854,905
                    Intersegment revenues              286,346         286,346
                  Excalibur Services                   440,933       1,284,513
                  Excalibur Aerospace                  814,115       2,606,725
                  Shumate Machine Works              1,245,959       2,931,103
                                                   ------------    ------------
                                                   $ 3,064,401     $10,963,592

                  Less intersegment revenues          (286,346)       (286,346)
                                                   ------------    ------------

                  Total Consolidated Revenues      $ 2,778,055     $10,677,246
                                                   ============    ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

                                                   THREE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2002            2002
                                                   ------------    ------------

         OPERATING PROFIT (LOSS)
                  Excalibur Steel                  $  (583,134)    $  (430,711)
                  Excalibur Services                   (73,886)       (205,615)
                  Excalibur Aerospace                  100,355         225,463
                  Shumate Machine Works                367,066         939,292
                                                   ------------    ------------
                      SUBTOTAL                        (189,599)        528,429
                  General corporate expenses
                    and prior period adjustment       (748,950)     (2,713,349)
                                                   ------------    ------------
                  TOTAL OPERATING
                           PROFIT (LOSS)              (938,549)     (2,141,893)
                  Less intersegment profits           (113,646)       (113,646)
                                                   ------------    ------------
                  TOTAL CONSOLIDATED OPERATING
                           PROFIT (LOSS)           $(1,052,195)    $(2,298,566)
                                                   ============    ============

         DEPRECIATION AND AMORTIZATION
                  Excalibur Steel                  $    14,700     $    36,759
                  Excalibur Services                    15,995          46,880
                  Excalibur Aerospace                   65,500         172,740
                  Shumate Machine Works                 91,665         185,398
                                                   ------------    ------------
                      SUBTOTAL                         187,860         441,777
                  General corporate assets               4,785           9,570
                                                   ------------    ------------
                 TOTAL DEPRECIATION
                           AND AMORTIZATION        $   192,645     $   451,347
                                                   ============    ============

         INDENTIFIABLE ASSETS                     SEPTEMBER 30, 2002
                                                  ------------------
                  Excalibur Steel                 $         738,198
                  Excalibur Services                      1,394,853
                  Excalibur Aerospace                     4,317,688
                  Shumate Machine Works                   3,977,256
                                                  ------------------
                      SUBTOTAL                           10,427,995
                  General corporate assets                  427,701
                                                  ------------------
                      TOTAL ASSETS                $      10,855,056
                  Less intersegment assets                  225,336
                                                  ------------------
                      TOTAL ASSETS                $      10,628,720
                                                  ==================

GEOGRAPHIC AREA INFORMATION

         Sales are attributed to the United States and to all foreign countries based on customer location (region of sale) and not on the geographic location from which goods were shipped (region of manufacture). Revenues from external customers attributable to an individual country, other than the United States were not material for disclosure. All location of operations and facilities are within the United States. There were no significant sales to foreign customers for the period ended September 30, 2002.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

         On October 27, 2002, the Company issued a term note in the principal amount of $100,000 to a director of the Company. The note bears interest at the rate of ten percent (10%) per annum and matures on October 27, 2003.

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

         On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly-owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. In connection with the merger, we issued 413,869 shares of common stock to an affiliated party in payment of investment banking services. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

         In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement.

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

         Excalibur Holdings was incorporated on August 17, 2001 in the state of Texas. It had minimal operations until November 20, 2001, when it acquired substantially all of the assets of Aero Weld, Inc., an Oklahoma corporation. As a result, Aero Weld is deemed to be our predecessor, and the results of operations and other information set forth below with respect to the three and nine month periods ended September 30, 2001 are those of Aero Weld.

RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The results of operations set forth below for the three and nine month periods ended September 30, 2002 are those of Excalibur Industries on a consolidated basis. The results of operations set forth below for the three and nine month periods ended September 30, 2001 are those of Aero Weld, Inc., our wholly-owned subsidiary which has been deemed to be our predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. Although Aero Weld is our predecessor, we do not believe that a comparison of Excalibur to Aero Weld is necessarily meaningful or helpful. We are a diversified group of consolidated companies with significant indebtedness outstanding due to the acquisitions of three of our operating subsidiaries, including Aero Weld. In contrast, Aero Weld was, before our acquisition of it in November, 2001, a privately-held corporation with insignificant debt obligations.

         The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

                                       Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       -----------------    -----------------
                                        2002      2001        2002      2001
                                    (Excalibur)(Aero Weld)(Excalibur)(Aero Weld)
                                       -------   -------    -------   -------
Net sales                               100.0%    100.0%     100.0%    100.0%
Cost of sales                            92.9      71.5       82.7      59.7
                                       -------   -------    -------   -------
Gross profit                              7.1      28.5       17.3      40.3
                                       -------   -------    -------   -------

Selling, general and administrative      45.0      14.3       31.7      15.1

Operating income                       (37.9)%     14.2%    (14.4)%     25.2%
                                       =======   =======    =======   =======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         NET SALES. Net sales increased to $2,778,055 for the three months ended September 30, 2002, from $2,483,876 for the three months ended September 30, 2001. The increase in net sales is principally due to additional revenues from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001. The increase in sales is partially offset by a decrease in sales in our Aero Weld subsidiary that resulted from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the aviation industry.

         COST OF SALES. Cost of sales increased to $2,581,018 for the three months ended September 30, 2002, from $1,775,363 for the three months ended September 30, 2001. As a percentage of net sales, cost of sales increased to nearly 93% of sales for the three months ended September 30, 2002 versus 72% of sales for the three months ended September 30, 2001. The increase in cost of sales is attributable to the increase in revenues resulting from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services. The increase of the cost of sales as a percentage of sales is attributable to several factors. The gross profit margins of Excalibur Steel and Shumate Machine Works have historically been lower than those of Aero Weld, meaning that the gross profit margins of the consolidated entity are lower than those of Aero Weld alone. Furthermore, the decrease in Aero Weld's sales in the third quarter of 2002 as compared to the third quarter of 2001 also contributed to a higher cost of sales as a percent of sales. In addition, we believe that Excalibur Services' revenues are lagging its costs of goods sold because it has only recently commenced operations, which is further increasing the cost of sales as a percentage of sales. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, adversely impacted our cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1,249,232 for the three months ended September 30, 2002, from $355,322 for the three months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 45% in the second quarter of 2002, compared to 14.3% for the same period of 2001. The increase in selling, general and administrative expenses is primarily attributable to the aggregation of the selling, general and administrative costs associated with Excalibur Steel, Shumate Machine Works and Excalibur Services. However, we also continued to incur additional expenses that our subsidiaries did not incur in 2001, such as start-up expenses of Excalibur Services, the installation of a professional sales force, and expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in operating as a public company.

         OPERATING INCOME. We incurred an operating loss of $1,052,195 for the three months ended September 30, 2002, compared to an operating profit of $353,191 for the three months ended September 30, 2001. The decrease in operating income is primarily attributable to increased costs of sales, increased selling, general and administrative expenses, overhead expenses of the holding company and one-time charges associated with integrating the acquired subsidiaries.

         INTEREST EXPENSE. Interest expense increased to $140,490 for the three months ended September 30, 2002, from $4,086 for the three months ended September 30, 2001. Our interest expense increased because we incurred significant debt to acquire our operating subsidiaries. Our predecessor, Aero Weld, was a closely held company with little debt service requirements and no long-term debt. In contrast, our operations are significantly leveraged, and our interest expense reflects the cost of capital needed to finance our acquisitions and to provide adequate working capital to the consolidated entity. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. Since we have incurred operating losses for the nine months ended September 30, 2002, we have made no provision for income taxes. Our predecessor, Aero Weld, was a subchapter-S election corporation and did not pay taxes at the corporate level.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         NET SALES. Net sales increased to $10,677,247 for the nine months ended September 30, 2002, from $7,249,291 for the nine months ended September 30, 2001. The increase in net sales is principally due to additional revenues from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001. The increase in sales is partially offset by a decrease in sales in our Aero Weld subsidiary that results from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the aviation industry.

         COST OF SALES. Cost of sales increased to $8,824,022 for the nine months ended September 30, 2002, from $4,329,653 for the nine months ended September 30, 2001. As a percentage of net sales, cost of sales increased to 82.7% of sales for the nine months ended September 30, 2002 versus 59.7% of sales for the nine months ended September 30, 2001. The increase in cost of sales is attributable to the increase in revenues resulting from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services. The increase of the cost of sales as a percentage of sales is attributable to several factors. The gross profit margins of Excalibur Steel and Shumate Machine Works have historically been lower than those of Aero Weld, meaning that the gross profit margins of the consolidated entity are lower than those of Aero Weld alone. Furthermore, the decrease in Aero Weld's sales in the third quarter of 2002 as compared to the third quarter of 2001 also contributed to a higher cost of sales as a percent of sales. In addition, we believe that Excalibur Services' revenues are lagging its costs of goods sold because it has only recently commenced operations, which is further increasing the cost of sales as a percentage of sales. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, adversely impacted our cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $3,385,916 for the nine months ended September 30, 2002, from $1,090,691 for the nine months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 31.7% in the first nine months of 2002, compared to 15.1% for the same period of 2001. The increase in selling, general and administrative expenses is primarily attributable to the aggregation of the selling, general and administrative costs associated with Excalibur Steel, Shumate Machine Works and Excalibur Services. However, we also incurred additional expenses that our subsidiaries did not incur in 2001, such as approximately $117,000 in start-up expenses of Excalibur Services, the installation of a professional sales force, and approximately $200,000 in expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in becoming a public company.

         TRANSACTION COSTS IN CONNECTION WITH EXCALIBUR HOLDINGS' REVERSE ACQUISITION. In addition to expenses recorded as part of the selling, general and administrative expenses, we incurred transaction costs of $720,804 in connection with the Excalibur Holdings merger. These transaction costs included $100,000 in non-refundable cash payments and the recording of the 413,869 shares of common stock issued to an affiliated party in payment of investment banking services as an expense at $1.50 per share.

         OPERATING INCOME. We incurred an operating loss of $21,532,691 for the nine months ended September 30, 2002, compared to an operating profit of $1,828,946 for the nine months ended September 30, 2001. The decrease in operating income is primarily attributable to increased costs of sales, increased selling, general and administrative expenses, overhead expenses of the holding company and one-time charges associated with integrating the acquired subsidiaries.

         INTEREST EXPENSE. Interest expense increased $391,510 for the nine months ended September 30, 2002, from $15,370 for the nine months ended September 30, 2001. Our interest expense increased because we incurred significant debt to acquire our operating subsidiaries. Our predecessor, Aero Weld, was a closely held company with little debt service requirements and no long-term debt. In contrast, our operations are significantly leveraged, and our interest expense reflects the cost of capital needed to finance our acquisitions and to provide adequate working capital to the consolidated entity. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. Since we have incurred operating losses for the nine months ended September 30, 2002, we have made no provision for income taxes. Our predecessor, Aero Weld, was a subchapter-S election corporation and did not pay taxes at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

         The cash flow information set forth below for the nine month periods ended September 30, 2002 are those of Excalibur Industries on a consolidated basis. The cash flow information set forth below for the nine month periods ended September 30, 2001 are those of Aero Weld, Inc., our wholly-owned subsidiary which has been deemed to be our predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. Although Aero Weld is our predecessor, we do not believe that a comparison of Excalibur to Aero Weld is necessarily meaningful or helpful. We are a diversified group of consolidated companies with significant indebtedness outstanding due to the acquisitions of three of our operating subsidiaries, including Aero Weld. In contrast, Aero Weld was, before our acquisition of it in November, 2001, a privately-held corporation with insignificant debt obligations.

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at September 30, 2002 was $1,831,570. We had cash of $130,381 at September 30, 2002, an increase of $63,125 from $67,256 at December 31, 2001. This increase was primarily due to our obtaining a line of credit and increasing the same, our obtaining a secured term loan, and our issuance of preferred stock. We used these financings to purchase machinery, repay existing notes, and to fund our operations.

         We used $2,332,733 of cash in operating activities for the nine-month period ended September 30, 2002 compared to generating $1,554,343 for the same period in 2001. Cash used by operating activities for the nine months ended September 30, 2002 was mainly due to a net loss of $2,672,310, increases in trade and shareholder receivables of $145,880, inventory of $423,750, other assets of $437,207, and the replenishment of cash overdrafts of $270,044. These cash flows were partially offset by non-cash charges of $448,862 for depreciation, $350,857 for increases in accounts payable and accrued expenses, $48,500 in common stock bonuses, $17,015 in common stock issued in exchange for services, $620,804 for common stock issued for services relating to the Excalibur Holdings reverse merger, and $2,774 for common stock issued as interest on a promissory note. Net cash flows used in investing activities were $776,304 for the nine months ended September 30, 2002, and $277,107 in the same period of 2001 for the purchase of machinery in each period and for the acquisition of a subsidiary, Shumate Machine Works, in the current period. Net cash flows generated from financing activities were $3,172,162 during the nine months ended September 30, 2002, compared to net cash flows used in financing activities of $1,846,800 in the same period of 2001, primarily due to the obtaining and increasing of our credit facility and our term loan and our issuance of preferred stock, which has since converted into common stock. These increases were offset by repayments of existing outstanding notes and costs of raising capital.

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

         As of September 30, 2002, we had outstanding borrowings under the line of credit of $1,924,144, leaving $575,856 available for use, subject to sufficient collateral in the form of accounts receivable and inventory.

         On June 27, 2002, in connection with our acquisition of the assets of Aero Weld, we entered into a restructuring agreement, which resulted in us having the following notes outstanding in connection with that acquisition: (i) an unsecured note in the principal amount of $1,238,500 bearing interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) a secured note in the principal amount of $1,250,000 bearing interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due; and (iii) a secured note in the principal amount of $443,973 bearing interest at the rate of 7.5% per annum with monthly principal and interest payments of $6,392 plus accrued interest commencing July 1, 2003 and continuing each month until June 1, 2008, when all unpaid principal and interest are due. The two secured notes are secured by a second, junior lien on certain of our assets, such security interest being subordinate to the security interest granted to Stillwater National Bank in connection with our Stillwater line of credit and Stillwater term loan.

         On March 29, 2002, Excalibur Holdings acquired Shumate Machine Works, Inc., a Texas corporation, pursuant to a merger of Shumate with and into Excalmergeco, Inc., a Texas corporation and wholly-owned subsidiary of Excalibur Holdings. In connection with this acquisition, we issued the following unsecured notes in the aggregate original principal amount of $250,000: (i) one unsecured note in the principal amount of $150,000 bears no interest with five monthly payments of $30,000 commencing September 29, 2002; and (ii) one unsecured note in the principal amount of $100,000 bears no interest with five monthly payments of $20,000 commencing September 29, 2002.

         In September and October, 2002, we have financed our operations by issuing various secured and unsecured term notes with an aggregate principal of approximately $280,000 to various officers and directors, with interest rates ranging from seven percent to ten percent and maturities ranging from December 2002 to October 2003.

         As of the date of this report, due to decreased demand in the power generation and aerospace industries, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the next six months through cash flows generated from operations. We will need to continue to finance our operations through additional bank borrowings under our existing line of credit or other capital financings. Our collateral may not be sufficient to increase the amounts that we can draw from our line of credit. We intend to seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital in the fourth quarter of 2002. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.

         We may incur additional losses if the weak conditions in the U.S. economy continue, or if they deteriorate further. Such losses could require us to renegotiate our negative covenants with our lender, including the current ratio and fixed charge ratios. We are currently not in compliance with all of our debt covenants under the loan agreements with Stillwater National Bank, although we have obtained waivers of compliance with these covenants from Stillawater.

         We intend to pursue, as part of our business strategy, future strategic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such future acquisitions. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria. In addition, under the terms of our loan agreements with Stillwater National Bank, Stillwater National Bank, must approve any proposed acquisition before we can consummate it. Furthermore, additional financing for acquisitions may not be available to us, when and if needed, on acceptable terms or at all.

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

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.
              --------

Item
No.        Description                                            Method of Filing
---        -----------                                            ----------------

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

              On November 12, 2002, we filed a current report on Form 8-K reporting under Item 4 our change of accountants from Salibello & Broder to Cross and Robinson.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EXCALIBUR INDUSTRIES, INC.

November 18, 2002                     /s/ William S. H. Stuart
                                      ------------------------------------------
                                      William S. H. Stuart
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Matthew C. Flemming
                                      ------------------------------------------
                                      Matthew C. Flemming
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)