Form 10KSB
period 2002-12-31
EXCALIBUR INDUSTRIES INC
filed 2003-04-16
CIK 1085254

                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number 000-30291

                           EXCALIBUR INDUSTRIES, INC.
           (Name of small business issuer as specified in its charter)

                DELAWARE                                       03-0453686
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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $12,743,623.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,017,619 as of March 31, 2003. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 10,291,899 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 31, 2003, 15,070,584 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         We are a diversified designer, fabricator, and manufacturer for a variety of industries. We are able to custom design our manufactured products to suit our customers' concepts and needs. The primary markets on which we focus are the civil and military aerospace, homeland defense/counter terrorism, oil and gas services technology, and petrochemical industries. We design and manufacture a diverse line of products, including the following:

         o Flight simulators and trainers for civil and military aerospace;
         o        counter-terrorism aircraft hostage rescue trainers;
         o expandable tubular technology launchers and liner hangers for oil and gas field service applications; and
         o heat exchangers, process separators, and other vessels for the petrochemical industry.

         We use proprietary designs, trade secrets, know-how and other intellectual properties in designing our products and components. Additionally, we use state-of-the-art computer numerical controlled, or CNC, machining equipment to manufacture these products and components.

         Our executive offices are located at 16825 Northchase Drive, Suite 630, Houston, Texas 77060, in the energy corridor of north Houston. Our telephone number is (281) 877-9700 and our Internet address is WWW.EXCALIND.COM.

COMPANY BACKGROUND

         Excalibur Holdings, Inc. was founded in August 2001 to build an integrated specialty manufacturing company by acquiring and founding, integrating, and growing four privately owned manufacturing and fabrication businesses. In November 2001, Excalibur Holdings acquired two of these businesses and formed a third. It acquired the fourth business in March 2002. The combination of these companies was designed to form a specialty manufacturing company serving high-growth markets, and our founders believed that each company that we acquired had key attributes and capabilities to accomplish that goal. In April 2002, Excalibur Holdings completed a "reverse merger" with a publicly-traded shell corporation, and in June 2002, we reincorporated under the laws of the State of Delaware and changed our name to "Excalibur Industries, Inc."

FISCAL 2002 DEVELOPMENTS

         In 2002, we were significantly impacted by the economic downturn in the U.S. and, in particular, a sharp reduction in demand for civil flight simulation products and other civil aviation training equipment in the wake of the World Trade Center and Pentagon attacks of September 11, 2001. We were also significantly impacted by turmoil in the power generation industry. In the last quarter of 2001, and continuing throughout 2002, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations were caused by a significant reduction in power prices, higher operating costs due to an increase in natural gas prices, and liquidity problems at several power producing companies.

         These developments resulted in reduced revenues, lower than expected levels of working capital, and net losses. In turn, our lack of working capital forced us to suspend our growth objectives and, instead, focus on stabilizing our existing operations. While we believe our core businesses remain viable, it is our opinion that these developments will continue to adversely affect our results of operations in the immediate future.

OUR MARKETS

         AEROSPACE MANUFACTURING. The aerospace and defense industries require aircraft training devices in order to train commercial and military pilots and other flight personnel. Although spending by commercial airlines for training devices has decreased since the terrorist attacks of September 11, 2001, we believe that demand for these devices will eventually increase over the long term. We also foresee that increased spending in the military sector will continue to provide new opportunities for us. The Department of Defense outlays for procurement are projected to rise 12 percent in 2003 to $137 billion from $123 billion in 2002, according to an August 2002 AEROSPACE DAILY report. Furthermore, our research indicates that aviation manufacturers increasingly seeking supply chain partners who can build and package pre-assembled kits for final aircraft assembly.

         HOMELAND DEFENSE AND COUNTER-TERRORISM. We believe that markets such as homeland defense and counter-terrorism are new growth markets and represent a potential opportunity for us to expand our core competencies in building aerospace flight simulators and other training equipment. We believe that these core competencies position us to provide of training products for these markets.

         In response to the terrorist attacks of September 11, 2001, President Bush has proposed a $38 billion Homeland Defense/Security Budget for fiscal 2003. According to the report of the United States Office of Management and Budget, the fiscal 2004 budget will include "substantial" increases in homeland defense spending beyond the $38 billion proposed for fiscal 2003. We believe that if the Homeland Defense Budget is funded, it will provide additional demand for specialized training and simulation devices such as flight simulators, counter-terrorist trainers and other law enforcement training devices. The proposed Homeland Defense Budget allocates $3.5 billion for municipalities and local fire and police training. We believe that municipalities will use a portion of these funds to obtain cabin trainers and other training equipment for "first responder" training. We also believe that there has been a heightened demand for components used to upgrade airline cockpit door security and other anti-terrorist aviation equipment which we manufacture. In addition, according to the November 2002 American Forces Press Service report, the U.S. Army plans to develop up to 80 new sites that allow training for room-to-room combat or military operations over urbanized terrain by 2009.

         OIL AND GAS SERVICES TECHNOLOGY. Spears and Associates, an oil industry research firm, estimates the potential market size for all expandable products in the total well and work-over markets to be between $40 and $60 billion. Expandable tubing technology is a recent innovation in this market that involves propelling a conical expansion pig or mandrel (cone) through steel pipe to literally expand its diameter to up to 30% while retaining sufficient mechanical properties for the application. This allows the deeper and smaller diameter wells to equal or exceed the production of traditional drilling technologies, with the potential for cost reductions in well construction of 30% or more.

         We also believe deepwater exploration and development presents one of the fastest growing segments of the oil and gas industry. For example, in August 2002, British Petroleum announced that it intends to spend $15 billion over the next ten years in the Gulf of Mexico in deep water fields.

         PETROCHEMICAL. According to a November 2002 Congressional Budget Office report, recent clean air legislation is estimated to result in direct spending by U.S. industry of about $30 million in 2003, $3 billion during the years 2003 through 2007, and a total of $154 billion over the 2003-2012 period. Such legislation, along with aging infrastructure and new technology developments, is driving the petrochemical market to replace or retrofit equipment to meet new operating standards.

EXCALIBUR'S OPERATING SUBSIDIARIES

         SERVING THE COUNTER-TERRORISM/ HOMELAND DEFENSE AND AEROSPACE MARKETS:

         EXCALIBUR AEROSPACE d.b.a. Aero Weld, our aerospace division has specialized for 23 years in the highly precise design, fabrication and assembly of military and commercial aircraft training equipment. These products include flight simulators, counter-terrorist trainers, hostage rescue trainers, emergency evacuation trainers and pilot flight training devices built to the needs of the commercial airlines, military, defense contractors and law enforcement agencies. Excalibur Aerospace has considerable expertise and know-how related to the design and manufacture of flight simulation and cabin trainer equipment, including close tolerance machining, specialty fabrication and engineering design. These systems replicate the interiors of various aircraft such as Boeing and Airbus jets and require the ability to fabricate and finish aircraft composite materials.

         Excalibur Aerospace is a sub-contractor for Berkshire Hathaway's Flight Safety International, a leading flight training company. Excalibur Aerospace builds hardware and motion systems for flight simulation used for pilot training. Excalibur Aerospace is a supplier to commercial airlines and airframe manufacturers. Customers include the FBI, Flight Safety International, Singapore Airlines, Korean Airlines, American Airlines, Delta Airlines, Link/L-3, NLX Corporation, Camber Corporation, and Airbus.

         Excalibur Aerospace also builds sophisticated motion systems that are an integral part of these simulators. We have extensive capabilities and proprietary software related to electrical systems and PLCs that are used for control and emergency scenario replication. We anticipate leveraging our capabilities to design and provide motions systems for military armored vehicles such as personnel carriers and tanks. We are also seeking to expand Excalibur Aerospace's product line to supply the growing military aviation and training products market. Recently, we delivered a military training motion systems hardware platform to a military flight simulator contractor.

         Excalibur Aerospace has manufactured and installed a full-scale Boeing airline cabin mock-up for the Federal Bureau of Investigation, which is currently used for counter-terrorism and hostage rescue training at the FBI's headquarters in Quantico, Virginia. The trainer is a full-scale mock-up of a Boeing 777 aircraft, mounted on a large motion system that we also built. The trainer is designed to allow the FBI to simulate forced entry, neutralization of terrorists, and hostage rescue. Using our emergency scenario software in combination with motion systems and our multiple programmable logic controllers, the FBI can create virtually any kind of emergency scenario, including the effects of smoke and fire, bomb blasts, passengers screaming, chemical hazards and failing airliner equipment. In 2002, the FBI purchased from us a Boeing 777 cockpit assembly to adjoin this fuselage. We believe this experience and know-how positions us for the growing Homeland Defense market.

         We are in the design stage for other emergency training devices that are mounted on mobilized semi-trailers that would train Homeland Defense First Responders for similar scenarios, such as urban room clearing trainers. We are in the process of obtaining intellectual property protection for certain designs related to these proposed trainers, which, assuming we obtain the necessary capital to develop the prototypes, conduct market-testing, and launch the products, we anticipate being used by a variety of law-enforcement, emergency, and military personnel. According to the November 2002 American Forces Press Service report, the U.S. Army plans to develop up to 80 new sites that allow training for room-to-room combat or military operations over urbanized terrain by 2009.

         Excalibur Aerospace is also positioning itself to become a supply chain partner for production-ready assembly kits for aviation manufacturers. Manufacturers are increasingly seeking partners that have the expertise and equipment to integrate suppliers' products into their manufacturing programs. We are in preliminary discussions with certain executive jet manufacturers and others regarding their programs. Excalibur Aerospace can use its precision CNC equipment for the manufacture and machining of aircraft-grade components.

         Historically, Excalibur Aerospace has achieved sales mainly through referral marketing without a dedicated sales force. In 2002, we added a technically trained sales force at Excalibur Aerospace to market our products. We recently hired the ex-general manager of Lear Jet, Mr. Vern Dyer, to lead this business.

         SERVING THE OIL AND GAS TECHNOLOGIES MARKET:

         SHUMATE MACHINE WORKS produces complex assemblies for expandable tubing technology products, which are used in field service operations under extreme environmental conditions for oil and gas exploration. Shumate has been a research and development manufacturing partner for Enventure GT, a joint venture of Shell and Halliburton and a leader in the expandable pipe business. Shumate is seeking to position itself as a leading production supply chain partner for expandable tubing technology. The manufacturing needs for expandable tubing products have been mostly research and development related until commercialization of those products in late 2002.

         Shumate manufactures highly specialized oil field equipment and tools, and we are able to produce large-diameter close-tolerance machined parts. Shumate uses state of the art large part CNC equipment in the production of these parts and has developed trade secrets with respect to the manufacture of expandable tubing equipment. This drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that Shumate's ability to meet the difficult manufacturing requirements of the expandable tubing equipment and its development of certain manufacturing trade secrets makes Shumate a leading expandable tubing equipment manufacturer, and we also believe that Shumate is one of a few companies to successfully manufacture the expandable tubing products to required specifications that have proven to work in production environments.

         Shumate's customers include Enventure GT, a Halliburton/ Shell joint venture company, Weatherford, Oceaneering Intervention Engineering, Baker Hughes, Texas Oil Tools and Canrig Drilling Technology. Shumate is a major supplier for Enventure's proprietary down-hole casing modification equipment, which requires precision machining of tool steel. Shumate's facility features exceptional capabilities for large diameter precision machining with 95% of all processes being computer-numeric controlled.

         Shumate also manufactures large machine parts being used for the demanding requirements of offshore deepwater exploration. We believe deepwater exploration and development presents one of the fastest growing segments of the oil and gas industry. For example, in August 2002, British Petroleum announced that it intends to spend $15 billion over the next ten years in the Gulf of Mexico in deep water fields. Shumate manufactures complex large parts for top drive drilling systems, blow-out preventors, sub-sea remote operated vehicles and other completion tools for both domestic and international use for this market.

         Shumate employs about 30 people at a 30,000 square foot plant in Conroe, Texas, north of Houston.

         SERVING THE PETROCHEMICAL MARKET:

         EXCALIBUR SERVICES designs, fabricates and manufactures pressure vessels, production/process skids, heat exchangers and structural components for the oil, chemical, petrochemical, power generation and pulp & paper industries. This equipment maximizes energy conservation in the plants used in these industries while meeting Environmental Protection Agency guidelines. The manufacture of pressure vessels and heat exchangers involves welding to high standards of quality control that usually requires certifications, pressure-testing and x-ray inspection. Excalibur Services is code certified by the American Society of Mechanical Engineers ("ASME") to meet these requirements.

         Utilizing the ASME code capabilities of Excalibur Services and combining Excalibur Aerospace's experience in programmable logic controllers, electrical and computer programming experience, our enterprise can now build state of the art engineered process skids such as catalyst injectors, coalescing filter separators, filter packages, centrifugal compressors and control valve skids. By offering complete integrated units, we can participate in higher profit margins than traditionally afforded to fabrication businesses.

         In October 2002, we entered into a three-year strategic alliance with Born, Inc., a leader of direct fired process heaters for the petrochemical, oil and gas and power generation industries. Born designs, manufactures and supplies direct fired heater technology, reformers, waste heater recovery units, and incinerators offering comprehensive engineering, inspection, installation, commissioning services and revamps. Under the strategic alliance, Born estimated that it will provide at least $12 million in manufacturing revenues to us over the next three years. Under the terms of the agreement, we have dedicated a portion of Excalibur Services' manufacturing capacity from our 350,000 square feet of combined manufacturing facilities and have designated `Priority Customer Status' to the Born product line. To date, our strategic alliance with Born has not produced satisfactory results, and it is possible that Born may provide us with significantly less than $12 million in manufacturing revenues during the term of the strategic alliance. It is also possible that we may materially reduce or terminate our relationship with Born in the future.

         Excalibur Services began operations in November 2001 when it purchased selected equipment and inventory from Redhawk Industries in Tulsa, Oklahoma. We hired key employees for this subsidiary and have begun a sales and marketing effort. As an ASME certified company, Excalibur Services provides complementary services to our other subsidiaries, services that were formerly outsourced. Customers of Excalibur Services include BD-AirFin, Tek-Fin, Inc., Total Energy Resources, Callidus Technologies, AES Corporation, Dyna-therm, Dresser-Rand, FMC, and Born, Inc.

         EXCALIBUR STEEL fabricates structural steel and other products. Excalibur Steel focuses on manufacturing components for petrochemical, paper and pulp and power generation, distribution and transmission. Our manufacturing process includes receiving raw steel, performing a series of steps, including cutting, bending, and drilling to specifications, and then fitting and welding the component pieces. Excalibur Steel's products include ducting systems for the inlet sides of gas turbines, silencer panels for reduction of noise with turbines and stainless steel piping used with high pressure steam. Excalibur Steel's customers include Woolslayer Co., Victory Energy, Sisco Specialty Products, Koch Industries, Tulsa Steel, Bachmann Industries and AID Corporation.

OUR STRATEGY

         Strategies to achieve our growth objectives include the following:

         FOCUS ON HIGH BARRIER-TO-ENTRY MARKETS WHERE WE ALREADY HAVE A FOOT-HOLD. We have a capital investment in our equipment and machines, appraised at approximately $7,000,000 as of the date we acquired such equipment, and we have developed technical know-how to build sophisticated products. We believe this capital investment and this proprietary know-how position act as a barrier to entry by competitors and constitute a competitive advantage.

         LEVERAGE INTELLECTUAL PROPERTY AND KNOW-HOW TO GROW IN NEW MARKETS. Homeland Defense is an important new growth opportunity and we believe our experience with the FBI and United States military positions us to participate in this growing market. Additionally, we intend to expand our product lines as we move into higher margin markets. For example, utilizing our core competency in aerospace training products, such as the counter-terrorism aircraft trainer sold to the FBI, we are pursing new products that serve the homeland defense market. We are also in the design stage for emergency training devices that are mounted on mobilized semi-trailers that would train Homeland Defense First Responders, such as urban room clearing trainers. We are in the process of obtaining intellectual property protection for certain designs related to these proposed trainers, and these products could represent a line extension for us in this new market, assuming we obtain the necessary capital to develop the prototypes, conduct market-testing, and launch the products.

         FURTHER DEVELOP OUR PROFESSIONAL SALES AND MARKETING FORCE. We have developed a professional selling program that currently includes a sales staff of four led by our vice presidents of sales and marketing. These measures to date have allowed us to gain more than 30 new customers during 2002 such as Dresser Rand, FMC and NLX Corporation. Additionally, we will attempt to find other sales channels and distribution partners, manufacturer's representatives and source partnerships. By cross-selling to the operating companies' respective customer bases, our sales force can use existing vendor relationships to sell new products manufactured by our other divisions.

         DEVELOP KIT ASSEMBLY MANUFACTURING PROJECTS FOR CUSTOMER'S SUPPLY CHAIN MANAGEMENT. We believe `best practice' manufacturers prefer and are moving towards the assembly `kit' approach where supply chain partners build and package ready-to-assemble kits that avoid having to piece together larger numbers of individual parts from various sources. Excalibur Aerospace is positioning itself to provide more value to customers by delivering assembled kits to an end-use airplane manufacturer instead of the individual parts that make up that assembly. We believe this kit assembly manufacturing will decrease costs and increase efficiencies for our customers.

SALES AND MARKETING; CUSTOMERS

         Our operating subsidiaries have developed and maintained long-term relationships with their existing customers. In addition, we intend to expand our market presence by installing a professional sales and marketing staff. This sales team focuses on identifying new prospective customers in the industries that we currently service. Working closely with in-house engineering and estimating, the sales team strives to create a value added solution to meet the customer's needs. The combined capabilities of our subsidiaries allow us to offer more complete solutions than those of individual competitors. We use a variety of methods to identify these target customers, including the utilization of databases, direct mail and participation in manufacturers' trade shows. These efforts supplement our operating subsidiaries' traditional sales and marketing efforts of customer referrals and territory canvassing. Once a target customer is identified, salespeople assume responsibility for visiting the appropriate personnel at the target, typically the purchasing manager, manager of operations, or chief engineer and explain the potential advantages of our products and services and our commitment to service and quality.

         Nearly all of our sales are on a negotiated price basis. In some cases, sales are the result of a competitive process where a customer sends to us and to several competitors a list of products required, and we submit a bid on each product. Frequently, the ability to meet customer delivery schedules as well as plant capacities and capabilities is a significant aspect of winning a bid. The combined capabilities of our subsidiaries often allow us to outperform other competitors. This type of enterprise selling permits each subsidiary to increase its value to a customer by increasing its versatility. Enterprise activity enables us to sell at more attractive rates and increases the frequency of customer contact. All subsidiaries then benefit from the activities of one enterprise sale.

         Our sales force rollout in 2003 will continue to focus on metropolitan areas strategic to our products with the addition of more salespeople. We also anticipate utilizing quality manufacturers' representatives to supplement our internal sales force.

         We have a customer base of more than 100 customers. Three of these customers represented over half of our revenues in 2002. We are expanding our customer base both through continuing aggregation of our subsidiaries and through the addition of new customers within each subsidiary. We believe that long-term relationships with many of our customers will contribute significantly to our success.

COMPETITION

         We are engaged in highly fragmented and competitive industries. Competition is based primarily on quality, service, price, timeliness and geographic proximity. We compete with a large number of other manufacturers and steel fabricators on a regional and local basis, many of which may have greater financial resources than we do, and several of which are public companies. We also compete to a lesser extent with producers of plastics and other materials that may be used in place of metal in some manufactured products. We believe that we are able to compete effectively by defining and understanding customer and market needs, using our technology base to develop new product applications that meet those needs, communicating and demonstrating the technical advantage of our products and building long-term relationships with our customers. We also believe that, because we anticipate achieving economies of scale with our combined operating subsidiaries, we will be able to take on larger projects that require higher levels of complex machining without the need to invest in additional capital equipment.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation and workplace exposure. Hazardous materials used in our operations include lubricants, cleaning solvents and hydrochloric acid.

         We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties that we lease are located in areas with histories of heavy industrial use.

         Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other entity, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we were not responsible for the environmental damage. We have obtained limited indemnities from the founders of each of our operating subsidiaries. We believe that these indemnities will be adequate to protect us from a material adverse effect on our financial condition should we be found to be responsible for a share of any clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and we cannot assure you that these limited indemnities will fully protect us.

SAFETY

         We are committed to emphasizing and focusing on safety in the workplace. We currently have a variety of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safety work procedures. We plan to establish "best practices" throughout all of our operations to ensure that all employees comply with safety standards that we establish and to ensure full compliance with federal, state and local laws and regulations. In addition, we intend to continue to emphasize the need for an accident-free workplace.

RISK MANAGEMENT, INSURANCE AND LITIGATION

         The primary risks in our operations are property damage, workers' compensation and third-party bodily injury. We maintain insurance above certain self-insured limits for liability for bodily injury, third-party property damage and workers' compensation, all of which we consider sufficient to insure against these risks. We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage. We have been named in approximately 12 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $225,000.

EMPLOYEES

         We currently employ approximately 95 people in operations in Tulsa, Oklahoma and Conroe, Texas. Of the total, approximately 11 are in administration, approximately 6 are in sales, marketing and distribution, and approximately 78 are in fabrication, manufacturing and production. None of our employees is represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

BUSINESS DEVELOPMENT OF EXCALIBUR INDUSTRIES, INC. AND EXCALIBUR HOLDINGS, INC.

         William S.H. Stuart and Matthew C. Flemming founded Excalibur Holdings Inc., a Texas corporation, on August 17, 2001 to acquire the three privately held manufacturing companies and start the fourth subsidiary as discussed above. On April 8, 2002, Excalibur Holdings completed a "reverse merger" with Global Realty Management Group, Inc. ("GRMG"), a publicly-traded shell corporation and a fully reporting company registered under the Securities Exchange Act of 1934. In June 2002, GRMG reincorporated under the laws of the State of Delaware and changed its name to "Excalibur Industries, Inc."

         Excalibur Holdings was incorporated on August 17, 2001 in the State of Texas. In accordance with our business plans to acquire industrial companies in the Southwest United States that would build a specialty manufacturing company focused on high growth markets, Excalibur Holdings has completed three acquisitions and started one subsidiary.

         EXCALIBUR AEROSPACE, D.B.A. AERO WELD ACQUISITION. Excalibur Holdings completed the first acquisition on November 20, 2001 by acquiring, through its wholly-owned subsidiary Excalibur Aerospace, Inc., substantially all of the assets (other than real property) of TW Consulting, Inc., an Oklahoma corporation formerly known as Aero Weld, Inc., for $3,500,000 in cash payable in a series of installments, the delivery of a series of unsecured notes in the aggregate original principal amount of $1,968,388, 1,000,000 shares of Excalibur Holdings common stock, and consulting and non-competition fees aggregating $2,500,000 payable to the sole stockholder of TW Consulting, Mr. Tommy Worth.

         On December 30, 2001, the purchase price of the acquisition was amended to $1,250,000 in cash, the delivery of a series of secured and unsecured notes in the aggregate principal amount of $3,218,387, 1,000,000 shares of Excalibur Holdings common stock, and consulting and non-competition fees aggregating $2,500,000 payable to Mr. Worth.

         On June 27, 2002, after our merger with Excalibur Holdings, we entered into an agreement paying off certain notes and modifying other notes. As a result of this agreement, we currently have notes with an aggregate principal amount of $2,932,473 outstanding in connection with the acquisition of the assets of Aero Weld. We also amended our consulting agreement with Mr. Worth to provide for monthly payments to Mr. Worth through March 31, 2012. The amount of the monthly payment is based upon gross revenues generated in the Aero Weld subsidiary, with a sliding scale range of up to $65,000 per month. The maximum aggregate amount that we must pay under this agreement is $2,500,000. In addition, we have agreed to enter into a two-year lease with TW Consulting for the rental of the facilities for our Aero Weld subsidiary at a rate of $8,000 per month.

         EXCALIBUR SERVICES FORMATION. On November 20, 2001, Excalibur Holdings formed Excalibur Services, Inc., an Oklahoma corporation, as a wholly-owned subsidiary to start up AMSE code welding and fabrication operations. On the same day, Excalibur Services acquired certain selected assets of Redhawk Industries, L.L.C., an Oklahoma limited liability company, for $50,000 in cash and 400,000 shares of Excalibur Holdings common stock in order to begin operations in our Excalibur Services subsidiary.

         EXCALIBUR STEEL ACQUISITION. On November 27, 2001, Excalibur Holdings acquired Excalibur Steel, Inc., an Oklahoma corporation, pursuant to a merger of Excalibur Steel with and into Excalmerge, Inc., an Oklahoma corporation and wholly-owned subsidiary of Excalibur Holdings. The purchase price for Excalibur Steel was the delivery of a series of unsecured notes in the aggregate original principal amount of $650,000 and 1,500,000 shares of Excalibur Holdings common stock. Excalibur Holdings entered into employment agreements with each of the two former stockholders of Excalibur Steel, Dwayne Lewis and Debra Lewis. Excalibur Holdings paid $12,500 in cash and issued 155,000 shares of our common stock as a finder's fee to a business broker in connection with this acquisition. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement, and Mrs. Lewis also resigned pursuant to a separation and release agreement.

         SHUMATE MACHINE WORKS ACQUISITION. On March 29, 2002, Excalibur Holdings acquired Shumate Machine Works, Inc., a Texas corporation, pursuant to a merger of Shumate with and into Excalmergeco, Inc., a Texas corporation and wholly-owned subsidiary of Excalibur Holdings. The purchase price for Shumate was $250,000 in cash, the delivery of a series of unsecured notes in the aggregate original principal amount of $250,000, and 1,150,000 shares of Excalibur Holdings common stock. In addition, Excalibur Holdings entered into an earn-out agreement with the former stockholders of Shumate, Larry Shumate and Russ Clark, pursuant to which Messrs. Shumate and Clark would receive an additional 250,000 shares of common stock if Shumate achieved certain revenue and income thresholds in 2002, which Shumate did achieve. Excalibur Holdings also entered into employment agreements with Mr. Shumate and Mr. Clark.

         REVERSE MERGER. On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of GRMG, merged with and into Excalibur Holdings, Inc., a Texas corporation, whereby Excalibur Holdings became a wholly owned subsidiary of GRMG. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of GRMG common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of GRMG Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of GRMG Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings. In total, GRMG issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings stockholders pursuant to the merger. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of GRMG common stock.

         REINCORPORATION. On June 10, 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed our name from "Global Realty Management Group, Inc." to "Excalibur Industries, Inc."

         We have no relation to Excalibur Industries, Inc., a natural resource company incorporated under the laws of the State of Utah which is located in Duluth, Minnesota.

ITEM 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

         WE WILL NEED TO CONTINUE TO FINANCE OUR OPERATIONS THROUGH ADDITIONAL BANK BORROWINGS UNDER OUR EXISTING LINE OF CREDIT OR OTHER CAPITAL FINANCINGS, AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN. We had a working capital deficit of $7,950,667 as of December 31, 2002. As of the date of this annual report, due to decreased demand in the power generation and aerospace industries, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the next six months through cash flows generated from operations. We currently have a $2,500,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank, which expires on May 8, 2003. The outstanding balance on the Stillwater line of credit was $2,500,000 at December 31, 2002. Interest on the Stillwater line of credit is payable monthly at the higher of (a) six percent or (b) Stillwater's prime rate plus one percent. We also have a term loan with Stillwater National Bank, which had an outstanding principal balance of $2,363,476 at December 31, 2002, is payable in 48 monthly installments of principal and interest, accrues interest at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus one percent, and matures on June 27, 2006. We will need to continue to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at that time. We may also seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

         OUR INDEPENDENT AUDITORS' REPORT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our independent auditors have prepared their report on our 2002 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph which states that our recurring losses from operations, our incurrence of significant acquisition and operating debt, and our net capital deficiency raise substantial doubt about our ability to continue as a going concern.

         THE MAJORITY OF OUR REVENUE IS GENERATED FROM A SMALL NUMBER OF CUSTOMERS, AND OUR RESULTS OF OPERATIONS CASH FLOWS WILL BE ADVERSELY AFFECTED IF ANY OF OUR MAJOR CUSTOMERS EITHER FAIL TO PAY ON A TIMELY BASIS OR CEASE TO PURCHASE OUR PRODUCTS. In 2002, three of our customers, J&G Steel, Flight Safety International, and Enventure GT, accounted for 68% of our sales. At December 31, 2002, these same three customers accounted for 39% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. One of these customers, J&G Steel, has not purchased any products or services from us in over six months. Another of these customers, Flight Safety International, significantly reduced new purchases of simulators and training equipment from us in 2002 due to a reduction of its capital expenditure budget. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, which when realized, have been within the range of our expectations. If J&G Steel does not resume purchasing products from us, our results of operations will continue to be adversely affected. If one or more of our other major customers stops purchasing our products, our results of operations will be adversely affected, as was the case with J&G Steel. If one of our major customers fails to pay its account on a timely basis, our cash flows will be adversely affected. Furthermore, if one of our major customer defaults in its obligation to pay and we are unable to collect on that account, our operating results will be materially adversely affected.

         OUR OPERATING SUBSIDIARIES HAVE NOT OPERATED AS A COMBINED ENTITY FOR A LONG PERIOD OF TIME AND ARE NOT FULLY-INTEGRATED, AND WE MAY NOT BE ABLE TO INTEGRATE THEM SUCCESSFULLY. Excalibur Holdings, which we acquired in April, 2002, was formed in August, 2001, and it acquired two of its operating subsidiaries in November, 2001, formed a third operating subsidiary in November,

2001, and acquired its fourth operating subsidiary in March, 2002. Our operating subsidiaries either did not operate or were operated as separate independent entities prior to their acquisition by us, and we may not be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis. Our management group has only recently been assembled and may not be able to manage the combined entity effectively or to successfully implement our operating strategies. Our pro forma combined financial results cover periods when our operating subsidiaries were not under common control or management, and the pro forma combined results may not be indicative of our future financial or operating results. Any inability to integrate our operating subsidiaries successfully would have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE ABLE TO SUCCESSFULLY ACCELERATE INTERNAL SALES GROWTH OF OUR OPERATING SUBSIDIARIES, WHICH WOULD RESULT IN LOWER REVENUES AND EARNINGS THAN WE CURRENTLY ANTICIPATE. Part of our internal growth strategy is to cross-market the products and services of our operating subsidiaries to the customers of the other operating subsidiaries. However, the customers of one operating subsidiary may not agree to purchase additional products and services from the other operating subsidiaries. It is also possible that we may be unable to successfully implement any of our other strategies, including expanding the range of processes and services which we offer, developing long-term partnering relationships with customers, adding new customers, improving our operating margins by increasing operating efficiencies and centralizing appropriate administrative functions, or otherwise increase revenues internally. Our ability to increase our net sales will be affected by many factors which are beyond our control, and there can be no assurance that our strategies will be successful or that we will be able to generate cash flow adequate for our operations and to support internal growth.

         WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCT LINES. We are in the design stage for other emergency training devices that are mounted on mobilized semi-trailers that would train Homeland Defense First Responders for similar scenarios, such as urban room clearing trainers. We have not had the capital necessary to further develop the prototypes for these devices, conduct market-testing, or launch the products, and we will not be able to advance this product development until we have a higher level of working capital, which may not occur. We are also seeking to become a supply chain partner for production-ready assembly kits for aviation manufacturers, and we are in preliminary discussions with certain executive jet manufacturers and others regarding their programs. However, it is possible that we may not have the working capital or capacity to enter into this market, and it is also possible that we may be unable to successfully sell any assembly kits even with adequate working capital and capacity.

         OUR STRATEGIC ALLIANCE WITH BORN, INC. MAY NOT GENERATE THE REVENUES ESTIMATED UNDER THE STRATEGIC ALLIANCE AGREEMENT. In October 2002, we entered into a three-year strategic alliance with Born, Inc., a leader of direct fired process heaters for the petrochemical, oil and gas and power generation industries. Under the strategic alliance, Born estimated that it will provide at least $12 million in manufacturing revenues to us over the next three years. Under the terms of the agreement, we have dedicated a portion of Excalibur Services' manufacturing capacity from our 350,000 square feet of combined manufacturing facilities and have designated `Priority Customer Status' to the Born product line. To date, our strategic alliance with Born has not produced satisfactory results, and it is possible that Born may provide us with significantly less than $12 million in manufacturing revenues during the term of the strategic alliance. It is also possible that we may materially reduce or terminate our relationship with Born in the future.

         WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR PRODUCTS AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE. We have developed trade secrets with respect to the design and manufacture of flight simulation and cabin trainer equipment, certain software related to electrical systems, and the manufacture of expandable tubing equipment. We have been, and will continue to be, required to disclose our trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, it is possible that the persons who have entered into these confidentiality agreements may breach these agreements, that we would have no adequate remedies for any such breach, and that our trade secrets and proprietary intellectual property may become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we, may be able to replicate our technology in a manner that could circumvent our protective safeguards. Therefore, it is possible that our trade secrets and know how may not be or remain proprietary.

         In addition, we are in the process of obtaining intellectual property protection for certain designs related to proposed emergency training devices to be used in the homeland defense industry, including urban room clearing trainers. We have not yet filed any patent, copyright, or trademark applications for this intellectual property, and it is possible that we may never do so. In addition, it is also possible that no patents, copyrights, or trademark registrations will be issued from any such applications. Moreover, any issued patents, copyrights, or trademark registrations may not provide us with any competitive advantages over, or may be challenged by, third parties. This may adversely affect any competitive edge we may have as a result of any such patents, copyrights, or trademark registrations.

         WE MAY NOT BE ABLE TO IDENTIFY QUALITY STRATEGIC ACQUISITION CANDIDATES, AND IF WE DO MAKE STRATEGIC ACQUISITIONS, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THEIR OPERATIONS. We intend to acquire companies in the steel fabrication and specialty manufacturing industry that offer complementary products and services to those industries that we currently serve as well as new industries. For each acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition related costs. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria.

         GOODWILL CONSTITUTES A SIGNIFICANT PORTION OF OUR TOTAL ASSETS, AND ANY IMPAIRMENT TO GOODWILL RESULTING FROM RECENT ACCOUNTING PRONOUNCEMENTS WILL RESULT IN A REDUCED ASSET BASE AND STOCKHOLDERS' equity. Of our $12,500,723 in total assets as of December 31, 2002, $3,463,415, or approximately 27.7%, constitutes goodwill. As a result of recently enacted accounting standards, we must evaluate the carrying value of our goodwill on an annual basis for impairment. In testing for goodwill impairment, we identify the fair value of each of our business segments by determining our total market capitalization and allocating to each business segment its pro rata portion of that market capitalization. We then identify the carrying value of each business segment by determining our net book value and allocating to each business segment its pro rata portion of that net book value. If the carrying value of any business segment exceeds its fair value, we may record an impairment charge to the goodwill. To date, we have not recorded any such impairment charge, but it is possible that we may record such a charge to goodwill in the future, particularly if the market price of our common stock materially declines. If we are required to significantly impair our goodwill, our total assets and our stockholders' equity will materially decrease.

         WE HAVE SUBSTANTIAL INDEBTEDNESS OUTSTANDING, AND OUR OPERATIONS ARE SIGNIFICANTLY LEVERAGED. In order to finance our operations, including costs relating to the acquisitions of our operating subsidiaries, we have incurred substantial indebtedness, including the Stillwater line of credit and Stillwater term loan. As of December 31, 2002, we have approximately $7,889,606 of notes payable, including current maturities of $5,848,557, and we anticipate our annual debt service requirement for 2003 to be approximately $2,334,500, compared to $1,768,308 for 2002. In addition, we are currently not in compliance with all of our debt covenants under the loan agreements with Stillwater National Bank, although we have obtained waivers of compliance with these covenants from Stillwater. In addition, we have had to negotiate extensions relating to the payment of several of our debt obligations. If we default on any of our loan obligations or violate any additional loan covenants, our lenders could declare our indebtedness to be immediately due and payable and, in certain cases, such as in the case of our Stillwater line of credit and Stillwater term loan, our lenders could foreclose on some or all of our assets. Moreover, to the extent that all of our assets continue to be pledged to secure outstanding borrowings under our existing credit facilities, such assets will not be available to secure additional indebtedness, which may adversely affect our ability to borrow in the future.

         OUR STILLWATER LINE OF CREDIT AND STILLWATER TERM LOAN CONTAIN NUMEROUS RESTRICTIVE COVENANTS WHICH LIMIT OUR MANAGEMENT'S DISCRETION TO OPERATE OUR BUSINESS. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and the Stillwater term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater National Bank in order to change our senior management. We are currently not in compliance with all of our debt covenants under the loan agreements with Stillwater National Bank, although we have obtained waivers of compliance with these covenants from Stillwater. Any additional failures to comply with the obligations contained in the Stillwater loan agreements could result in an event of default under either the Stillwater line of credit or the Stillwater term loan, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

         THE RATE OF INTEREST ON A SIGNIFICANT PORTION OF OUR INDEBTEDNESS VARIES WITH THE MARKET RATE OF INTEREST. The interest on the Stillwater line of credit is payable monthly at the higher of (a) six percent or (b) Stillwater's prime rate plus one percent. Our Stillwater term loan accrues interest at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus one percent. The base rates on the Stillwater line of credit and the Stillwater term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase, which will have a direct adverse affect on our profitability. As an example, based on the amounts outstanding under the Stillwater line of credit and term loan at December 31, 2002, a one percent increase in Stillwater's prime rate would increase our annual debt service by more than $50,000.

         WE FACE SIGNIFICANT COMPETITION IN OUR MARKETS. The steel fabrication industry is highly competitive. Competition in the sale of our products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial resources than we do. We may not be able to successfully compete with the products of these other companies.

         WE PURCHASE METALS IN THE OPEN MARKET, AND OUR PROFITABILITY MAY VARY IF PRICES OF METALS FLUCTUATE. The principal raw materials that we use are carbon steel, aluminum, stainless steel, copper, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income. During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, resulting in lower margins. Changing metal prices could adversely affect our operating margin and net income.

         THE INDUSTRIES WHICH WE SERVE ARE CYCLICAL, WHICH RESULTS IN FLUCTUATIONS IN OUR RESULTS OF OPERATIONS. Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control. In 2002, we were significantly impacted by the economic downturn in the U.S. and, in particular, a sharp reduction in demand for civil flight simulation products and training equipment in the wake of the World Trade Center and Pentagon attacks of September 11, 2001. We were also significantly impacted by turmoil in the power generation industry. In the last quarter of 2001, and continuing throughout 2002, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations were caused by a significant reduction in power prices, higher operating costs due to an increase in natural gas prices, and liquidity problems at several power producing companies.

         These developments resulted in reduced revenues, lower than expected levels of working capital, and net losses. In turn, our lack of working capital forced us to suspend our growth objectives and, instead, focus on stabilizing our existing operations. While we believe our core businesses are fundamentally sound, we believe that these developments will continue to adversely affect our results of operations in the immediate future.

         OUR OPERATIONS ARE SUBJECT TO A NUMBER OF FEDERAL, STATE AND LOCAL REGULATIONS RELATING TO THE PROTECTION OF THE ENVIRONMENT AND TO WORKPLACE HEALTH AND SAFETY. Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environment protection, remediation, workplace exposure and other matters. Hazardous materials that we use in our operations primarily include lubricants, cleaning solvents and hydrochloric acid. Some of the properties that we lease are located in industrial areas close to properties with histories of heavy industrial use. Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage. We have obtained limited indemnities from the founders of each of our operating subsidiaries. We believe that these indemnities will be adequate to protect us from a material adverse effect on our financial condition should we be found to be responsible for a share of the clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and the limited indemnities may not fully protect us.

         THERE IS A LIMITED ACTIVE TRADING MARKET FOR OUR SHARES. Our common stock is traded on the OTC Bulletin board under the symbol "EXCB.OB." Trading activity in our stock has fluctuated widely and at times has been limited. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Shareholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.

         ALTHOUGH WE HAVE APPLIED TO LIST OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE, THE EXCHANGE MAY NOT LIST OUR COMMON STOCK FOR TRADING, AS WE CURRENTLY DO NOT MEET ALL THE REQUIREMENTS FOR LISTING. We have applied to list our common stock on the American Stock Exchange under the symbol "EII." The American Stock Exchange may not accept our application to list our common stock for trading on the exchange. Currently, the American Stock Exchange has several different listing standards. The regular listing criteria requires a company to have stockholder's equity of at least $4,000,000, pre-tax income of at least $750,000 in its last fiscal year or in two of its last three fiscal years, a minimum public distribution of 1,000,000 shares, a minimum of 400 public shareholders, a minimum market price of $3.00 per share, and an aggregate market value of $3,000,000 of "public float." As of the date of this annual report, we do not meet the minimum pre-tax income, minimum number of public shareholders, the minimum stockholder's equity, or the minimum price per share. There are several alternative listing standards, but we do not meet all of the listing standards under any of the alternatives.

         OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS. As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

         THERE ARE OPTIONS AND WARRANTS TO PURCHASE UP TO 3,001,982 SHARES OF OUR COMMON STOCK CURRENTLY OUTSTANDING. We have granted options and warrants to purchase an aggregate of 3,001,982 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 2,248,648 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.90 per share to $2.50 per share. If issued, the shares underlying options and warrants would significantly increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders by up to 16.6% percent.

         WE HAVE NO IMMEDIATE PLANS TO PAY DIVIDENDS. We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. In addition, the terms of our Stillwater line of credit and our Stillwater term loan prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without Stillwater National Bank's prior approval. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

         OUR OFFICERS AND DIRECTORS COLLECTIVELY OWN A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, AND AS LONG AS THEY DO, THEY MAY BE ABLE TO CONTROL THE OUTCOME OF STOCKHOLDER VOTING. Our officers and directors are collectively the beneficial owners of approximately 24.5% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

         OUR CERTIFICATE OF INCORPORATION AUTHORIZES OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE PREFERRED STOCK WITH RIGHTS, PREFERENCES AND PRIVILEGES THAT MAY BE ADVERSE TO THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK. Our board of directors has the authority to issue up to an additional 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. To date, we have not issued any shares of preferred stock. Any preferred stock issued by our board of directors may contain rights and preferences adverse to the voting power and other rights of the holders of common stock.

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING INFORMATION

         This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements. In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

         You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

         We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 2.  PROPERTIES

         All of our current operations are conducted at facilities located in the greater Tulsa area of Oklahoma and the greater Houston area of Texas. The existing facilities are adequate for our current operations. We anticipate that additional facilities will be leased or purchased as needed and that sufficient facilities for our needs are readily available.

         Our executive offices are located in Houston, Texas and consist of approximately 3,080 square feet of leased space. We leased this space pursuant to a written 18-month lease expiring August 31, 2003 at the rate of $4,107 per month.

         We lease over 250,000 square feet of manufacturing facilities in the Tulsa, Oklahoma region. We lease this space pursuant to written leases with an average term of three years at a rate totaling $37,700 per month. Included in these leases is a two-year written lease with TW Consulting for the rental of the facilities for our Aero Weld subsidiary at a rate of $8,000 per month.

         We lease over 30,000 square feet of manufacturing facilities in Conroe, Texas. We entered into a five-year lease for the rental of the facilities for our Shumate subsidiary at a rate of approximately $19,600 per month.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage. We have been named in approximately 12 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $225,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Stockholders holding a majority of our voting power took action by written consent on May 6, 2002 for the purpose of approving the reincorporation of our company from Florida to Delaware under the name "Excalibur Industries, Inc." The reincorporation occurred on June 10, 2002. The information called for by this item is set forth in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 20, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the OTC Bulletin Board under the symbol "EXCB" since June 10, 2002. Before that date, our common stock is traded on the OTC Bulletin Board under the symbol "GRMA," and before that, it traded on the OTC Bulletin Board under the symbol "GRMG." The following table shows the high and low bid prices for our common stock for each quarter since July 1, 2000 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for both the one for 14.758 reverse split which was effected in April, 2002 (i.e. they have been increased 14.758 times to compare them to current prices). We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001 (OTC Bulletin Board)                     High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                $   11.806             $    5.093
Second quarter                                   11.069                  3.690
Third quarter                                     6.641                   2.95
Fourth quarter                                    4.427                  1.476

2002 (OTC Bulletin Board)                     High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                 $   3.690             $    1.623
Second quarter                                    4.250                  1.800
Third quarter                                     2.700                  1.550
Fourth quarter                                    2.600                  1.350

         As of March 31, 2003, there were approximately 350 record holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

         Shares eligible for future sale could depress the price of our common stock, thus lowering the value of your investment. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2002:

                                                  (a)                    (b)                           (c)
------------------------------------    ---------------------    ----------------------     ------------------------
                                                                                             NUMBER OF SECURITIES
                                              NUMBER OF                                      REMAINING AVAILABLE
                                          SECURITIES TO BE                                    FOR FUTURE ISSUANCE
                                            ISSUED UPON                                          UNDER EQUITY
                                            EXERCISE OF            WEIGHTED-AVERAGE           COMPENSATION PLANS
                                            OUTSTANDING            EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                         OPTIONS, WARRANTS       OUTSTANDING OPTIONS,         REFLECTED IN COLUMN
PLAN CATEGORY                               AND RIGHTS           WARRANTS AND RIGHTS                (a))
------------------------------------    ---------------------    ----------------------     ------------------------
Equity compensation plans approved            1,290,000                    $1.15                     710,000
by security holders

Equity compensation plans not                                                                         58,500
approved by security holders
(1) (2)

Total                                         1,290,000                    $1.15                     768,500

--------------------
(1) STOCK BONUS PLAN. Our board of directors adopted our 2002 Stock Bonus Plan on June 10, 2002. The purpose of the plan was to strengthen us by providing our officers, directors, and employees added incentive for high levels of performance and unusual efforts to increase our earnings. The plan provided these individuals with an opportunity to acquire, maintain and increase a proprietary interest in our success. The plan also encourages those employees to continue their employment with us. We are permitted to issue up to 50,000 shares of common stock grant under the plan. On June 10, 2002, we issued 24,000 shares to each of our employees under the plan as a stock bonus. The employees were not required to pay cash for the shares. However, the fair market value of the shares issued was considered compensation income for tax purposes.

(2) SPECTRUM LAW GROUP, LLP. We entered into a stock purchase agreement to pay outstanding invoices for legal services rendered by Spectrum Law Group, LLP. Under the terms of the stock issuance agreement, we can issue between 17,500 shares and 50,000 shares to a partner of Spectrum Law Group, LLP. The shares will be sold pursuant to a Rule 10b5-1 plan, and the net proceeds from the sale of these shares will be applied to the outstanding invoices until such outstanding invoices are paid in full. As of December 31, 2002, we had issued 17,500 shares pursuant to this agreement. The fair market value of the shares issued will be compensation income for tax purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We are a diversified designer, fabricator, and manufacturer for a variety of industries. We are able to custom design our manufactured products to suit our customers' concepts and needs. The primary markets on which we focus are the civil and military aerospace, homeland defense/counter terrorism, oil and gas services technology, and petrochemical industries.

         We operate through four operating subsidiaries: Excalibur Aerospace, Inc. (which does business as Aero Weld), Excalibur Services, Inc., Excalibur Steel, Inc., and Shumate Machine Works, Inc. Our operations include the following: (i) design and manufacture of aircraft training devices used for civil aviation, military, counter-terrorism and homeland defense sectors; (ii) fabrication and production of pressure vessels and heat exchangers; (iii) fabrication of structural steel components; and (iv) close tolerance machining of steel alloy components and product assemblies for oil services applications.

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

         Excalibur Holdings was incorporated on August 17, 2001 in the State of Texas. It had minimal operations until November 20, 2001, when it acquired substantially all of the assets of Aero Weld, Inc., an Oklahoma corporation. As a result, Aero Weld is deemed to be our predecessor, and the results of operations and other information set forth below with respect to the period commencing January 1, 2001 through November 20, 2001 are those of Aero Weld.

RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The results of operations set forth below for the year ended December 31, 2002 are those of Excalibur Industries on a consolidated basis. The results of operations set forth below for the period commencing January 1, 2001 and ending November 20, 2001 are those of Aero Weld, Inc., our wholly-owned subsidiary which has been deemed to be our predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. Although Aero Weld is our predecessor, we do not believe that a comparison of Excalibur to Aero Weld is necessarily meaningful or helpful. We are a diversified group of consolidated companies with significant indebtedness outstanding due to the acquisitions of three of our operating subsidiaries, including Aero Weld. In contrast, Aero Weld was, before our acquisition of it in November 2001, a privately held corporation with insignificant debt obligations.

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                                              Period Commencing
                                                     Year Ended           January 1, 2001 and Ended
                                                    December 31,                November 20,
                                              --------------------------  --------------------------
                                                        2002                        2001
                                                     (Excalibur)                 (Aero Weld)
                                              --------------------------  --------------------------
Net sales                                                100.0%                      100.0%
Cost of sales                                             96.2                        58.3
                                              --------------------------  --------------------------

Gross profit                                               3.8                        41.7

Selling, general and administrative                       43.6                        12.7
Transaction costs to acquire public shell                  5.7
                                              --------------------------  --------------------------

Operating income                                         (45.5)%                      29.0%
                                              ==========================  ==========================


COMPARISON OF YEAR ENDED DECEMBER 31, 2002 AND 2001

         NET SALES. Net sales increased to $12,743,623 for the year ended December 31, 2002, from $9,085,097 for the eleven months ended November 20, 2001. The increase in net sales is principally due to additional revenues from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001.

         On a segmental reporting basis, Aero Weld sales to external customers decreased to $3,490,134 for the year ended December 31, 2002, sales, from $9,085,097 for the eleven month period ended November 20, 2001. This decline in sales results from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Aero Weld's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Aero Weld's sales. In response to this decreased demand for our products in the civil airline sector, we have shifted our sales focus from civil aerospace to military simulation training equipment.

         Excalibur Steel net sales to external customers decreased to $4,160,931 for the year ended December 31, 2002, compared to $6,535,294 for the eleven months ended November 27, 2001. This drop in sales is a result of the turmoil in the power generation industry and the resulting reduction of sales to a major customer. In the last quarter of 2001, and continuing throughout 2002, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services sales to external customers were $1,547,434 for the year ended December 31, 2002, compared to $8,151 for the year ended December 31, 2001. This increase in sales results principally from the comparison of a complete fiscal year to a one-month period reflecting the inception of Excalibur Services in November 2001.

         Shumate Machine Works sales to external customers increased to $3,545,124 for the year ended December 31, 2002, as compared to $2,840,293 for the year ended December 31, 2001. This increase in sales results from increased orders for expandable tubing products and other oil and gas field service component assemblies.

         Net sales for Excalibur Holdings were $804,975 for the period from inception to December 31, 2001. These sales were derived from sales of $305,413 in our Aero Weld subsidiary, $491,333 in our Excalibur Steel subsidiary in December 2001, and $8,151 in our Excalibur Steel subsidiary for the year ended December 31, 2001.

         COST OF SALES. Cost of sales increased to $12,263,555 for the year ended December 31, 2002, from $5,293,261 for the eleven months ended November 20, 2001. As a percentage of net sales, cost of sales increased to 96.2% of sales for the year ended December 31, 2002 versus 58.3% of sales for the eleven months ended November 20, 2001. The increase in cost of sales is attributable to the increase in sales resulting from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services. The increase of the cost of sales as a percentage of sales is attributable to several factors. The gross profit margins of Excalibur Steel and Shumate Machine Works have historically been lower than those of Aero Weld, meaning that the gross profit margins of the consolidated entity are lower than those of Aero Weld alone. Furthermore, the decrease in Aero Weld's and Excalibur Steel's sales in 2002 as compared to 2001 also contributed to a higher cost of sales as a percentage of sales, as a portion of the cost of sales is fixed. In addition, we believe that Excalibur Services' revenues have lagged its cost of goods sold because it has only recently commenced operations, which further increasing the cost of sales as a percentage of sales. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, also adversely impacted our cost of sales.

         The cost of sales for Excalibur Holdings was $1,433,396 for the period from inception to December 31, 2001. The principal factors contributing to the gross margin loss of Excalibur Holdings were the nominal start-up sales within Excalibur Services, which did not support the cost of sales at Excalibur Services, and various post-acquisition expense adjustments within each subsidiary and post-acquisition inventory adjustments within Aero Weld.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $5,556,691 for the year ended December 31, 2002, from $1,150,331 for the eleven month period ended November 20, 2001. As a percentage of net sales, selling, general and administrative expenses were 43.6% in the fiscal year 2002, compared to 12.7% for the eleven month period ended November 20, 2001. The increase in selling, general and administrative expenses is attributable to several factors. First, we incurred additional selling, general and administrative expenses from our acquisitions of Excalibur Steel and Shumate Machine Works and the start up of Excalibur Services as compared to Aero Weld, the predecessor entity, in 2001. Second, we incurred additional expenses that our subsidiaries did not incur in 2001, such as approximately $117,000 in start-up expenses of Excalibur Services, the installation of a professional sales force, and general corporate expenses at the holding company level such as executive compensation, administrative support, legal, accounting, banking and other professional fees, and other costs incurred in becoming and operating as a public company.

         The selling, general and administrative expenses for Excalibur Holdings were $843,652 for the period from inception to December 31, 2001. These included certain start-up expenses of Excalibur Services and the start-up expenses at the holding company level such as legal, accounting, banking and other professional fees. However, we also incurred additional expenses from the aggregation of the selling, general and administrative costs associated with Aero Weld, Excalibur Steel and Excalibur Services for December 2001.

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

         OPERATING INCOME. We incurred an operating loss of $5,797,427 for the year ended December 31, 2002, compared to an operating profit of $2,641,505 for the eleven month period ended November 20, 2001. The decrease in operating income is primarily attributable to significantly reduced revenues in two of our major segments, increased costs of sales, increased selling, general and administrative expenses, overhead expenses of the holding company, one-time charges associated with the Excalibur Holdings reverse merger, and one-time charges associated with integrating the acquired subsidiaries.

         On a segmental reporting basis, Excalibur Aerospace had an operating loss of $575,034 for the year ended December 31, 2002, compared to an operating profit of $2,641,505 for the eleven month period ended November 20, 2001. This drop in profits resulted from decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001.

         Excalibur Steel incurred an operating loss of $1,080,830 for the year ended December 31, 2002, as compared with an operating profit of $564,297 for the eleven months ended November 27, 2001. This drop in profits is a result of the turmoil in the power generation industry and the resulting reduction of sales to a major customer. In the last quarter of 2001, and continuing throughout 2002, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services incurred an operating loss of $1,010,202 for the year ended December 31, 2002, as compared with an operating loss of $131,317 for the period from inception through December 31, 2001. This increase in operating loss is results principally from the comparison of a complete fiscal year to a one month period. In addition, we believe that Excalibur Services' revenues have lagged its costs because it has only recently commenced operations.

         Shumate Machine Works operating profit increased to $798,183 for the year ended December 31, 2002, as compared to $281,903 for the year ended December 31, 2001. This increase in operating profits results from increased orders for expandable tubing products, oil and gas field service component assembles and the increased profit margins resulting from higher sales.

         Excalibur Holdings had an operating loss of $1,472,073 for the period from inception to December 31, 2001, which included an operating loss of $352,164 in our Aero Weld subsidiary, an operating loss of $364,692 in our Excalibur Steel subsidiary, and an operating loss of $131,317 in our Excalibur Services subsidiary in December 2001. In addition, the holding company incurred an operating of $624,077 for the period from inception to December 31, 2001. These losses resulted from reduced sales at Aero Weld, the nominal sales at Excalibur Services, the changes in accounting at Excalibur Steel, the selling, general and administrative expenses incurred at the holding company level and the start-up expenses of Excalibur Services.

         INTEREST EXPENSE. Interest expense increased to $478,990 for the year ended December 31, 2002, from $38,224 for the eleven months ended November 20, 2001. Excalibur Holdings incurred an interest expense of $41,051 for the period from inception to December 31, 2001, which resulted from the debt it incurred to acquire our operating subsidiaries. Our interest expense increased because we incurred significant debt to acquire our operating subsidiaries. Our predecessor, Aero Weld, was a closely held company with little debt service requirements and no long-term debt. In contrast, our operations are significantly leveraged, and our interest expense reflects the cost of capital needed to finance our acquisitions and to provide adequate working capital to the consolidated entity. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. Since we incurred operating losses for the year ended December 31, 2002, we have made no provision for income taxes. Excalibur Holdings incurred an operating loss for 2001 and therefore made no provision for income taxes. Our predecessor, Aero Weld, was a subchapter-S election corporation and did not pay taxes at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

         The cash flow information set forth below for the year ended December 31, 2002 is that of Excalibur Industries on a consolidated basis. The balance sheet information as of December 31, 2002 and December 31, 2001 are those of Excalibur Industries on a consolidated basis.

         The cash flow information set forth below for the eleven month period ended November 20, 2001 are those of Aero Weld, Inc., our wholly-owned subsidiary which has been deemed to be our predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. Although Aero Weld is our predecessor, we do not believe that a comparison of Excalibur to Aero Weld is necessarily meaningful or helpful. We are a diversified group of consolidated companies with significant indebtedness outstanding due to the acquisitions of three of our operating subsidiaries, including Aero Weld. In contrast, Aero Weld was, before our acquisition of it in November 2001, a privately held corporation with insignificant debt obligations.

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at December 31, 2002 was $7,950,667. We had no cash at December 31, 2002, as compared to $67,256 at December 31, 2001. This increase was primarily due to our obtaining a line of credit and increasing the same, our obtaining a secured term loan, and our issuance of preferred stock. We used these financings to purchase machinery, repay existing notes, and to fund our operations.

         We used $3,457,383 of cash in operating activities for the year ended December 31, 2002 compared to generating $2,906,358 for the eleven month period in 2001. Cash used by operating activities for the year ended December 31, 2002 was mainly due to a net loss of $6,258,650, increases in related party receivables of $21,790, other assets of $332,634, and the replenishment of cash overdrafts of $81,119. These cash flows were partially offset by non-cash charges of $677,065 for depreciation and amortization, $31,115 for provisions for bad debt, $23,181 in common stock issued in exchange for services $48,500 in common stock bonuses, $620,804 for common stock issued for services relating to the Excalibur Holdings reverse merger, $2,774 for common stock issued as interest on a promissory note, $181,310 for decreases in accounts receivable, $241,659 for decreases in inventories, and $1,411,102 for increases in accounts payable and accrued expenses. Net cash flows used in investing activities were $427,852 for the year ended December 31, 2002, compared to generating $76,116 in the eleven month period ended November 20, 2001. Cash used by investing activities for the year ended 2002 included cash used for the purchase of machinery and for the acquisition of a subsidiary, Shumate Machine Works. Net cash flows generated from financing activities were $3,827,979 during the year ended December 31, 2002, compared to net cash flows used in financing activities of $2,519,337 in the eleven month period ended November 20, 2001, primarily due to the obtaining and increasing of our credit facility and our term loan, our issuance of preferred stock, which has since converted into common stock, our issuance of common stock, and our issuance of other short term and related party debt. The repayments of existing outstanding notes and the incurrence of costs in raising capital offset these increases.

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

         As of December 31, 2002, we had outstanding borrowings under the line of credit of $2,500,000, leaving no additional amounts available for use.

         On June 27, 2002, in connection with our acquisition of the assets of Aero Weld, we entered into an restructuring agreement, which resulted in us having the following notes outstanding in connection with that acquisition: (i) an unsecured note in the principal amount of $1,238,500 bearing interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) a secured note in the principal amount of $1,250,000 bearing interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due; and (iii) a secured note in the principal amount of $443,973 bearing interest at the rate of 7.5% per annum with monthly principal and interest payments of $6,392 plus accrued interest commencing July 1, 2003 and continuing each month until June 1, 2008, when all unpaid principal and interest are due. The two secured notes are secured by a second, junior lien on certain of our assets, such security interest being subordinate to the security interest granted to Stillwater National Bank in connection with our Stillwater line of credit and Stillwater term loan.

         We breached our obligations under the first two notes listed and under our lease with the holder of the notes, TW Consulting. On February 28, 2003, we entered into a forbearance agreement with TW Consulting, pursuant to which we did the following: (a) paid $29,478 to TW Consulting, (b) agreed to vacate the premises that are the subject of the lease by March 31, 2003, (c) executed and delivered a second amended and restated consulting agreement with TW Consulting, and (d) agreed to pay $175,504 to TW Consulting on or before August 15, 2003. In consideration of these covenants, TW Consulting agreed to forbear pursuing any remedies it may have against us under the two notes in default or under the lease.

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

         In the fourth quarter of 2002, we financed our operations by issuing various secured and unsecured term notes with an aggregate principal of approximately $435,000 to various officers, directors, and affiliates, with interest rates ranging from seven percent to ten percent and maturities ranging from December 2002 to October 2003, as follows:


Name                                     Principal Amount              Interest Rate         Maturity Date
-------------------------------------    -------------------------     -----------------     -----------------------
William S.H. Stuart                      $15,000                       6%                    December 27, 2002
Matthew C. Flemming                      $15,000                       6%                    December 27, 2002
David Rains                              $50,000                       10%                   December 27, 2002
A. Earl Swift                            $100,000                      10%                   January 31, 2003
A. Earl Swift                            $100,000                      10%                   October 27, 2003
Frank Marshik                            $100,000                      10%                   October 27, 2003
Virgil Swift                             $55,000                       10%                   December 23, 2003


         The proceeds of from these notes were used for working capital. Mr. Stuart's note has been repaid, and Messrs. Flemming and Rains have agreed to extend the terms of their notes on a rolling 90-day basis. In addition, under the terms of Mr. Swift's note due January 31, 2003, the maturity date of such note shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of this note.

         In the first quarter of 2003, we financed our operations by issuing various unsecured term notes with an aggregate principal of approximately $345,321 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to March, 2003, as follows:


Name                      Principal Amount              Interest Rate         Maturity Date
----------------------    -------------------------     -----------------     -----------------------
WSHS, Inc.                $130,000                      Prime + 1.5%          Demand
A. Earl Swift             $100,000                      10%                   March 5, 2003
A. Earl Swift             $105,000                      10%                   March 7, 2003
A. Earl Swift             $10,321                       10%                   March 18, 2003


         The proceeds of from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our Chairman and Chief Executive Officer.

         Under the terms of Mr. Swift's notes, the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

         As of the date of this annual report, due to decreased demand in the power generation and aerospace industries, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the next six months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit, we will need to continue to finance our operations through other capital financings. We intend to seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital, in the second quarter of 2003. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.

         We may incur additional losses if the weak conditions in the U.S. economy continue, or if they deteriorate further. Such losses could require us to renegotiate our negative covenants with our lender, including the current ratio and fixed charge ratios. We are currently not in compliance with our net worth, liquidity ratio, and debt service ration covenants under the loan agreements with Stillwater National Bank. We have obtained waivers of compliance with these covenants from Stillwater. This waiver has not resulted in any modification of these covenants, and the violation has not impacted our ability to borrow additional funds from Stillwater. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

         We intend to pursue, as part of our business strategy, future strategic acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such future acquisitions. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria. In addition, under the terms of our loan agreements with Stillwater National Bank, Stillwater National Bank, must approve any proposed acquisition before we can consummate it. Furthermore, additional financing for acquisitions may not be available to us, when and if needed, on acceptable terms or at all.

         We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. Both our line of credit and our term loan contain restrictions as to the payment of dividends.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements and related notes are contained on pages F-1 to F-71 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Before the merger of Excalibur Holdings into GRMG Acquisition Corp., our independent accountant was Salibello & Broder, LLP and Excalibur Holdings' independent accountant was Cross and Robinson. Because the merger is being accounted for as a recapitalization under generally accepted accounting principles, the financial statements of Excalibur Holdings, which have been previously audited by Cross and Robinson, will constitute our financial statements beginning as April 8, 2002. Therefore, on April 8, 2002, we decided to engage Cross and Robinson as our independent accountants following the consummation of the merger and, accordingly, Salibello & Broder was dismissed as our independent accountant on or about April 8, 2002.

         We subsequently re-hired Salibello & Broder to audit our financial statements (on a pre-merger, development stage company basis) for the transition period commencing on July 1, 2001 and ending on December 31, 2001. On June 26, 2002, Salibello & Broder reported on our financial statements (on a pre-merger, development stage company basis) as of December 31, 2001 and for the six months then ended. Upon receipt of Salibello & Broder's report on these financial statements, we decided to continue the engagement of Cross and Robinson as our independent accountants and, accordingly, Salibello & Broder was again dismissed as our independent accountant on or about June 27, 2002.

         During our fiscal years ended June 30, 2001 and 2000, the transition period ending December 31, 2001, through the subsequent interim period through April 7, 2002, and the period from our re-hiring of Salibello & Broder through June 27, 2002, we did not have any disagreement with Salibello & Broder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-iv) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant's reports of Salibello & Broder LLP on our financial statements (on a pre-merger, development stage company basis) as of and for the two years ended June 30, 2001 and the transition period ended December 31, 2001 included an explanatory paragraph reflecting an uncertainty because the realization of assets and the satisfaction of liabilities was dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raised substantial doubt about our ability to continue as a going concern.

         The reports of Salibello & Broder on our financial statements for the fiscal years ended June 30, 2000 and 2001 and the transition period ending December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Salibello & Broder LLP on our financial statements (on a pre-merger, development stage company basis) as of and for the two years ended June 30, 2001 and the transition period ended December 31, 2001 included an explanatory paragraph reflecting an uncertainty because the realization of assets and the satisfaction of liabilities was dependent upon our ability to meet our future financing requirements and the success of future operations. These factors raised substantial doubt about our ability to continue as a going concern.

         The decision to change accountants from Salibello & Broder to Cross and Robinson was approved by our board of directors.

         Salibello & Broder has been our independent accountant since July 31, 2000 and we have regularly consulted Salibello & Broder since that time and up to the consummation of the merger. We had not consulted Cross and Robinson during our last two fiscal years and through the interim period to April 8, 2002 regarding any of the matters specified in Item 304(a)(2) of Regulation S-B. We have previously provided Salibello & Broder with a copy of this disclosure, prior to the filing of such disclosure with the Securities and Exchange Commission. Salibello & Broder has provided a letter to us, addressed to the Commission, which is listed as Exhibit 16.1 to this annual report and is hereby incorporated herein by reference.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information under the caption "Election of Directors" and "Management - Executive Officers and Directors" in our 2003 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information under the caption "Management - Executive Compensation" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders and Beneficial Ownership of Management" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Management - Related Party Transactions" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------

Exhibit No.                Description
-----------                -----------

2.1* Agreement and Plan of Merger by and among Global Realty Management Group, Inc., GRMG Acquisition Corporation, Excalibur Holdings, Inc., and Michael D. Farkas

2.2* Agreement and Plan of Merger by and among Excalibur Steel, Inc., Dwayne Lewis, Debra Lewis, Excalibur Holdings, Inc., William S.H. Stuart, and Matthew C. Flemming

2.3* Asset Purchase Agreement by and between Excalibur Aerospace, Inc. and Aero Weld, Inc.

2.4* First Amendment to Asset Purchase Agreement by and between Excalibur Aerospace, Inc. and Aero Weld, Inc.

2.5* Master Agreement by and among TW Consulting, Inc., Excalibur Aerospace, Inc., Tommy Worth, William Stuart and Matthew Flemming

2.6* Agreement and Plan of Merger by and among Shumate Machine Works, Inc., Larry C. Shumate, Russ Clark, Excalibur Holdings, Inc., and Excalmergeco, Inc.

2.7* Asset Purchase Agreement by and between Excalibur Services, Inc. and Redhawk Industries, LLC.

2.8** Forbearance Agreement by and among TW Consulting, Inc., Excalibur Aerospace, Inc., Tommy Worth, William Stuart and Matthew Flemming

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

10.2* Registration Rights Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, and Seneca Capital International, Ltd.

10.3* Series B Preferred Stock and Warrant Purchase Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, Seneca Capital International, Ltd., and other Investors

10.4* Registration Rights Agreement by and among Excalibur Holdings, Inc., Seneca Capital, L.P, Seneca Capital International, Ltd., and other Investors

10.5* Amended and Restated Investment Banking/Advisory Agreement between Atlas Capital Services, LLC and Global Realty Management Group, Inc.

10.6* Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc. (Line of Credit)

10.7* Amendment to Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc.

10.8* Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc. (Term Loan)

10.9* Employment Agreement between Excalibur Holdings, Inc. and William S.H. Stuart

10.10* Employment Agreement between Excalibur Holdings, Inc. and Matthew C. Flemming

10.11*            Employment Agreement between Excalibur Holdings, Inc. and
                  Dwayne Lewis

10.12*            Employment Agreement between Excalibur Holdings, Inc. and
                  David Rains

10.13*            Employment Agreement between Excalibur Holdings, Inc. and G.
                  Ross Brown

10.14* Amended and Restated Consulting Agreement by and between Tommy Worth and Excalibur Aerospace, Inc.

10.15*            2001 Stock Option Plan of Excalibur Holdings, Inc.

10.16* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Joseph Spitzer

10.17* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Michael Farkas

10.18* Real Estate Lease and Option Agreement by and between Redhawk Industries, LLC and Excalibur Services, Inc.

10.19*            Real Estate Lease and Option Agreement by and between Larry C.
                  Shumate and ExcalMergeCo., Inc.

10.20*** Strategic Alliance Agreement by and between Born, Inc. and Excalibur Industries, Inc.

10.21***          $100,000 Promissory Note issued in favor of Aubrey Earl Swift

10.22***          $100,000 Promissory Note issued in favor of IRA FBO Frank X.
                  Marshik Donaldson, Lufkin & Jenrette, Custodian

10.23***          $15,000 Promissory Note issued in favor of William S.H. Stuart

10.24***          $15,000 Promissory Note issued in favor of Matthew C. Flemming

10.25***          $50,000 Promissory Note issued in favor of David Rains

10.26*** Security Agreement by and among David Rains, Excalibur Aerospace, Excalibur Steel, Excalibur Services, and Shumate Machine Works

10.27**           $130,000 Promissory Note issued in favor of WSHS, Inc.

10.28**           Form of Rolling Promissory Note issued in favor of Aubrey Earl
                  Swift.

10.29**           $55,000 Promissory Note issued in favor of Virgil Swift.

16.1****          Letter on change in certifying accountant

21.1*             Subsidiaries of Excalibur Industries, Inc.

23.1              Consent of Independent Public Accountants, Cross and Robinson

99.1              Certification of William S.H. Stuart pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of Matthew C. Flemming pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

* Filed as an exhibit to Amendment No. 1 to Excalibur's Registration Statement on Form SB-2, filed on September 5, 2002 (File No. 333-88974), incorporated herein by reference.

**       To be filed by amendment.

*** Filed as an exhibit to Amendment No. 1 to Excalibur's Registration Statement on Form SB-2, filed on December 19, 2002 (File No. 333-88974), incorporated herein by reference.

**** Filed as an exhibit to a Current Report on Form 8-K filed on November 12, 2002, incorporated herein by reference.

-------------------

(b)      Reports on Form 8-K
         -------------------

Excalibur filed the following current reports on Form 8-K during the quarter ended December 31, 2002. Information regarding the

Date                       Description
----                       -----------

November 12, 2002          Item 4 - Excalibur reported its change of accountants
                           from Salibello & Broder to Cross and Robinson.

ITEM 14. CONTROLS AND PROCEDURES.

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Excalibur and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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


Signatures                             Title                                         Date
-----------------------------------------------------------------------------------------

/S/ William S.H. Stuart         Chairman of the Board, President,             April 15, 2003
-----------------------         Chief Executive Officer
William S.H. Stuart

/S/ Matthew C. Flemming         Executive Vice President, Chief               April 15, 2003
-----------------------         Financial Officer, Treasurer,
Matthew C. Flemming             Secretary, and Director

/S/ A. Earl Swift               Director                                      April 15, 2003
-----------------------
A. Earl Swift

/S/ Frank X. Marshik            Director                                      April 15, 2003
-----------------------
Frank X. Marshik

/S/ W. Donald Parr              Director                                      April 15, 2003
-----------------------
W. Donald Parr


                                  CERTIFICATION

I, William S.H. Stuart, certify the following:

         1. I have reviewed this annual report on Form 10-KSB of Excalibur Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Excalibur Industries, Inc. as of, and for, the periods presented in this annual report;

         4. Excalibur Industries, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Excalibur Industries, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to Excalibur Industries, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of Excalibur Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Excalibur Industries, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Excalibur Industries, Inc.'s auditors and the audit committee of Excalibur Industries Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect Excalibur Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Excalibur Industries, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in Excalibur Industries, Inc.'s internal controls; and

         6. Excalibur Industries, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003                 /S/ William S.H. Stuart
                               -----------------------
                               William S.H. Stuart
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)

                                  CERTIFICATION

I, Matthew C. Flemming, certify the following:

         1. I have reviewed this annual report on Form 10-KSB of Excalibur Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Excalibur Industries, Inc. as of, and for, the periods presented in this annual report;

         4. Excalibur Industries, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Excalibur Industries, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to Excalibur Industries, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of Excalibur Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Excalibur Industries, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Excalibur Industries, Inc.'s auditors and the audit committee of Excalibur Industries Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect Excalibur Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Excalibur Industries, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in Excalibur Industries, Inc.'s internal controls; and

         6. Excalibur Industries, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003                /S/ Matthew C. Flemming
                              -----------------------
                              Matthew C. Flemming
                              Executive Vice President, Chief Financial Officer,
                              Treasurer and  Secretary
                              (Principal Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS

UNAUDITED PRO FORMA INFORMATION

Introductory Note to Pro Forma Combined Condensed Financial Statements.......F-2
Unaudited Pro Forma Consolidated Statements of Income for the
       twelve months ended December 31, 2002 and 2001........................F-3

EXCALIBUR INDUSTRIES, INC.

Report of Independent Auditors...............................................F-8
Audited Financial Statements:
Consolidated Balance Sheet as of December 31, 2002 and 2001.................F-10
Consolidated Income Statement for the year ended December 31, 2002 and the period from August 17, 2001 (inception) through December 31, 2001....F-11
Consolidated Statement of Stockholders' Equity for the year ended
       December 31, 2002 and the period from August 17, 2001 through
       December 31, 2001....................................................F-12
Consolidated Statement of Cash Flows for the year ended December 31, 2002 and the period from August 17, 2001 (inception) through
       December 31, 2001....................................................F-13
Notes to Consolidated Financial Statements..................................F-15

AERO WELD, INC.

Report of Independent Auditors..............................................F-51
Balance Sheet as of November 20, 2001.......................................F-52
Income Statement for the period from January 1, 2001 through
       November 20, 2001....................................................F-53
Statement of Stockholders' Equity for the period from January 1, 2001 through November 20, 2001.............................................F-54
Statements of Cash Flows for the for the period from January 1, 2001 through
      November 20, 2001.....................................................F-55
Notes to Financial Statements...............................................F-57

SHUMATE MACHINE WORKS, INC.

Report of Independent Auditors..............................................F-62
Balance Sheet as of December 31, 2001.......................................F-63
Statements of Income for the years ended December 31, 2001 and 2000.........F-64
Statements of Shareholders' Equity for the years ended December 31, 2001 and December 31, 2000..................................................F-65
Statements of Cash Flows for the years ended December 31, 2001 and 2000.....F-66
Notes to Financial Statements...............................................F-68

                         UNAUDITED PRO FORMA INFORMATION

         The following unaudited pro forma combined condensed financial information gives effect to the recent reverse acquisition by Excalibur Industries, Inc. (f.k.a. Global Realty Management Group, Inc.) of Excalibur Holdings, Inc and the recent acquisitions by Excalibur Holdings, Inc. of Aero Weld, Inc., Excalibur Steel, Inc., and Shumate Machine Works, Inc.

         The unaudited pro forma combined condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or operating results that would have been achieved if the acquisitions had been completed as of the beginning of the periods presented, nor is it necessarily indicative of the future financial position or operating results of Excalibur Industries. The pro forma consolidated financial information does not give effect to any cost savings or restructuring and integration costs that may result from the integration of the operations of Excalibur Industries, Excalibur Holdings, Aero Weld, Excalibur Steel and Shumate Machine Works. The costs related to restructuring and integration have not yet been determined.

         The unaudited pro forma consolidated financial information should be read in conjunction with the financial statements and accompanying notes of Excalibur Industries, Excalibur Holdings, Aero Weld, Excalibur Steel and Shumate Machine Works which are included elsewhere in the prospectus herein.

DECEMBER 31, 2002
-----------------

         The unaudited pro forma consolidated income statement for the year ended December 31, 2002 assumes that the acquisition of Shumate Machine Works and the reverse acquisition of Excalibur Industries (f.k.a. Global Realty Management Group) occurred on January 1, 2001 and combines the consolidated income statement of Excalibur Industries for the year ended December 31, 2002 with the income statement of Shumate Machine Works for the period January 1, 2002 to March 29, 2002 (date of acquisition) and the income statement of Excalibur Industries (f.k.a. Global Realty Management Group) for the period January 1, 2002 to April 8, 2002 (date of acquisition).

         The consolidated income statement for Excalibur Industries, Inc. for the year ended December 31, 2002 includes the operations of its wholly owned subsidiaries Excalibur Steel, Excalibur Services, and Aero Weld, for the fiscal year and the operations of its wholly owned subsidiary Shumate Machine Works from March 29, 2002 (date of acquisition) to December 31, 2002.

DECEMBER 31, 2001
-----------------

         The unaudited pro forma consolidated income statement for the year ended December 31, 2001 assumes that the acquisitions of Aero Weld, Excalibur Steel, Shumate Machine Works, and the reverse acquisition of Excalibur Industries (f.k.a. Global Realty Management Group) all occurred on January 1, 2001. For purposes of the pro forma income statement for the year ended December 31, 2001, the following historical income statements were combined:

Excalibur Holdings, Inc. (Consolidated)      August 17, 2001 (Inception) to December 31, 2001
Aero Weld, Inc.                              January 1, 2001 to November 20, 2001 (Date of
                                             Acquisition)
Excalibur Steel, Inc.                        January 1, 2001 to November 27, 2001 (Date of
                                             Acquisition)
Shumate Machine Works, Inc.                  Year Ended December 31, 2001
Excalibur  Industries,  Inc. (f.k.a. Global  Year Ended December 31, 2001
Realty Management Group, Inc.)


         The consolidated income statement for Excalibur Holdings, Inc. for the period August 17, 2001 (inception) to December 31, 2001 includes the operations of its wholly owned subsidiaries, Excalibur Steel and Aero Weld, from their acquisition dates (November 27, 2001 and November 20, 2001, respectively) to December 31, 2001 and the operations of its wholly owned subsidiary Excalibur Services from its inception date (November 27, 2001) to December 31, 2001.


-----------------------------------------------------------------------------------------------------------------------------
                                                        EXCALIBUR INDUSTRIES, INC.
                                             UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                                                   FOR THE YEAR ENDED DECEMBER 31, 2002

                                        EXCALIBUR
                                       INDUSTRIES       SHUMATE        GLOBAL REALTY
                                     (CONSOLIDATED)   MACHINE WORKS   MANAGEMENT GROUP
                                       YEAR ENDED      JANUARY 1,     JANUARY 1, 2002
                                      DECEMBER 31,       2002 TO         TO APRIL 8,      PRO FORMA           CONSOLIDATED
                                         2002         MARCH 29, 2002      2002 (A)       ADJUSTMENTS            PRO FORMA
                                     -------------    -------------    -------------    -------------         -------------
REVENUE                              $ 12,743,623     $  1,216,956     $         --     $         --          $ 13,960,579
COST OF SALES                          12,263,555          782,694               --           57,272  (B)       13,103,521
                                     -------------    -------------    -------------    -------------         -------------

          GROSS PROFIT                    480,068          434,262               --          (57,272)              857,058

SELLING, GENERAL AND
      ADMINISTRATIVE                    5,556,691          160,758           43,028               --             6,001,393

TRANSACTION COSTS TO ACQUIRE
      PUBLIC SHELL                        720,804               --               --         (100,000) (H)          620,804
                                     -------------    -------------    -------------    -------------         -------------

          OPERATING PROFIT (LOSS)      (5,797,427)         273,504          (43,028)          42,728            (5,985,446)

INTEREST EXPENSE                         (478,990)         (37,035)          (2,071)              --              (518,096)

OTHER, NET                                 17,767               --          100,000         (100,000) (H)           17,767
                                     -------------    -------------    -------------    -------------         -------------

          EARNINGS (LOSS) BEFORE
               INCOME TAXES            (6,258,650)         236,469           54,901          (57,272)           (6,024,552)

INCOME TAX EXPENSE                             --          (92,233)              --           92,233  (G)                --
                                     -------------    -------------    -------------    -------------         -------------

               NET INCOME            $ (6,258,650)    $    144,236     $     54,901     $     34,961          $ (6,024,552)
                                     =============    =============    =============    =============         =============

BASIC AND FULLY DILUTED EARNINGS
     (LOSS) PER SHARE                                                                                         $       (.46)
                                                                                                              =============
WEIGHTED-AVERAGE COMMON
       SHARES OUTSTANDING (I)                                                                                   13,366,814
                                                                                                              =============

------------------------------------------------------------------------------------------------------------------------------------
                                                              EXCALIBUR INDUSTRIES, INC.
                                                  UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                                                         FOR THE YEAR ENDED DECEMBER 31, 2001

                            EXCALIBUR
                             HOLDINGS                                                   EXCALIBUR
                          (CONSOLIDATED)  AERO WELD      EXCALIBUR        SHUMATE       INDUSTRIES
                         AUGUST 17, 2001  JANUARY 1,       STEEL        MACHINE WORKS (F.K.A. GRMG)
                          (INCEPTION) TO   2001 TO     JANUARY 1, 2001   YEAR ENDED     YEAR ENDED
                          DECEMBER 31,   NOVEMBER 20,  TO NOVEMBER 27,  DECEMBER 31,   DECEMBER 31,    PRO FORMA       CONSOLIDATED
                              2001           2001            2001           2001         2001 (A)     ADJUSTMENTS       PRO FORMA
                          -------------  -------------  -------------  -------------  -------------  -------------    -------------
REVENUE                   $    804,975   $  9,085,097   $  6,535,294   $  2,840,293    $        --   $         --      $ 19,265,659
COST OF SALES                1,433,396      5,293,261      5,606,866      2,003,884             --        217,663 (B)    14,555,070
                          -------------  -------------  -------------  -------------  -------------  -------------     -------------

          GROSS PROFIT        (628,421)     3,791,836        928,428        836,409             --       (217,663)        4,710,589

SELLING, GENERAL AND
      ADMINISTRATIVE           843,652      1,150,331        364,131        554,506         43,618        244,834 (C)     3,602,449
                          -------------  -------------  -------------  -------------  -------------                    -------------
                                                                                                           75,000 (D)
                                                                                                          326,377 (E)
                                                                                                     -------------

   OPERATING PROFIT (LOSS)  (1,472,073)     2,641,505        564,297        281,903        (43,618)      (863,874)        1,108,140

INTEREST EXPENSE               (41,051)       (38,224)       (57,506)       (75,182)        (3,913)      (163,006)(F)      (379,248)

OTHER, NET                          20          6,728             --             --             --             --             6,748
                          -------------  -------------  -------------  -------------  -------------  -------------     -------------

   EARNINGS (LOSS) BEFORE
        INCOME TAXES        (1,513,104)     2,610,009        506,791        206,721        (47,531)    (1,027,246)          735,640

INCOME TAX EXPENSE                  --             --             --        (63,054)            --       (223,799)(G)      (286,853)
                          -------------  -------------  -------------  -------------  -------------  -------------     -------------

        NET INCOME        $ (1,513,104)  $  2,610,009   $    506,791   $    143,667   $    (47,531)  $ (1,251,045)     $    448,787
                          =============  =============  =============  =============  =============  =============     =============

BASIC AND FULLY DILUTED EARNINGS
     (LOSS) PER SHARE                                                                                                  $        .04
                                                                                                                       =============
WEIGHTED-AVERAGE COMMON
     SHARES OUTSTANDING (I)
         BASIC                                                                                                           12,323,717
                                                                                                                       =============
         DILUTED                                                                                                         12,733,717
                                                                                                                       =============

         NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS

(A) The financial information presented for Excalibur Industries, Inc. (formerly known as Global Realty Management Group, Inc.) has been prepared based upon the its audited financial statements for the year ended June 30, 2001, its audited financial statements for the six-month transition period ending December 31, 2001, and the unaudited financial statements for the six months ended December 31, 2000, all of which have previously been filed with the SEC on reports filed under the Securities Exchange Act of 1934.

(B) The acquisitions of Aero Weld, Excalibur Steel, and Shumate Machine Works were accounted for under the purchase method of accounting. Accordingly, the total purchase price was allocated to the tangible and intangible assets and liabilities of each company based on their respective estimated fair values at the dates of acquisition. The effect of these fair value adjustments was to increase depreciation expense.

(C) Reflects adjustments for additional general and administrative expenses as a result of a full year of consulting expenses totaling $500,004, pursuant to an agreement with the former owner of Aero Weld, Inc. and for rent expense of $96,000 that would have been incurred had Excalibur leased the facility from the former owner for the year. Also reflects a reduction of the former owner's expenses for Aero Weld, Inc. such as salary, fringe benefits and other related expenses in the amount of $351,170.

(D) As a condition of the reverse acquisition between Excalibur Holdings and Global Realty Management Group, Global Realty issued an aggregate of 50,000 shares of its common stock to its former executive officers for services rendered. These shares were valued at $1.50 per share and were treated as a bonus.

(E) Reflects officer's compensation for Excalibur Industries as if the current roster of officers had worked for Excalibur since January 1, 2001 under their current compensation structures. This resulted in a net increase of Selling, General and Administrative expense of $326,377 for the year ending December 31, 2001.

(F) Reflects imputed interest totaling $334,749 to reflect (i) the debt incurred for these acquisitions as if the debt was incurred as of January 1, 2001 and (ii) working capital loans and miscellaneous start-up capital notes as if these obligations were incurred as of January 1, 2001, calculated as follows:

         2% plus prime rate on notes with an aggregate                 $258,015
         principal amount of a $1,538,500 note and 7.5% on note with an aggregate principal amount of $2,224,501 issued in connection with the Aero Weld acquisition

         6% on notes with an aggregate principal amount                  $30,000
         of $500,000 issued in connection with the
         Excalibur Steel acquisition ($150,000 of these
         notes were pre-paid)
                                                                         $20,000
         8% (imputed) on notes with an aggregate
         principal amount of $250,000 issued in
         connection with the Shumate Acquisition

         4% to 8% (and other imputed interest) on a line                 $26,734
         of credit and various notes with an aggregate principal amount of $778,000 as if issued on January 1, 2001

         Also reflects the interest expense savings totaling $171,743 resulting from (i) the repayment of the interest bearing debt of Aero Weld, Excalibur Steel, and Shumate as if these repayments were made as of January 1, 2001, and (ii) the adjustment of interest actually incurred by Excalibur Holdings, calculated as follows:

         Interest accrued by Aero Weld through November                 $38,224
         20, 2001

         Interest accrued by Excalibur Steel through                    $58,337
         November 27, 2001

         Interest accrued by Shumate through December 31,               $75,182
         2001

(G) Income tax expense is recognized on the pro forma earnings before tax at an effective rate of 39%. Prior to being acquired by Excalibur Industries, Aero Weld and Excalibur Steel were taxed as a "Small Business Corporations" under Section 1362 of the Internal Revenue Code. Accordingly, no provision for income taxes is reflected in their historical financial statements.

(H) Eliminate intercompany transaction between Excalibur Holdings and Global Realty Management Group.

(I) Excalibur has adopted the provisions of SFAS No. 128, Earnings Per Share, which requires presentation on the face of the income statement of both basic and diluted earnings per common share. Excalibur has used this standard in regards to the pro forma income statement presented for the year ended December 31, 2001 and the year ended December 31, 2002. Basic earnings per common share is based on net income attributable to common shares less any preferred stock dividend requirements divided by the weighted average of common shares outstanding during the period. Diluted earnings per share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or date of issuance. During a loss period, the assumed exercise of the convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of the weighted average shares in a loss period. The pro forma income statement for 2001 was a profit period so the dilutive effect of all convertible securities is included in the earnings per share calculation while the year ended December 31, 2002 is a loss so the calculation of earnings per share is on a basic calculation only.

                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                            ------------------------------------------------------
                                                INCOME               SHARES            PER-SHARE
                                              (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                            ----------------    ------------------    ------------
         BASIC EPS
         Income available to common
           stockholders                     $       448,787        12,323,717         $      0.04
                                                                                      ============
         EFFECT OF DILUTIVE SECURITIES
         Convertible preferred stock                                   83,333
         Common stock options                                         206,666
         Common stock warrants                                        120,000
                                                                --------------

         DILUTED EPS
         Income available to common
           stockholders plus assumed
           conversions                      $       448,787        12,733,717         $      0.04
                                            ================    ==============        ============

                                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                            ------------------------------------------------------
                                                INCOME               SHARES            PER-SHARE
                                              (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                            ----------------    ------------------    ------------
         BASIC AND DILUTED EPS
         Income available to common
           stockholders                     $    (6,024,552)       13,366,814         $     (0.46)
                                            ================    ==============        ============

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                   AND THE PERIOD AUGUST 17, 2001 (INCEPTION)
                              TO DECEMBER 31, 2001
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Stockholders of
Excalibur Industries, Inc.
Houston, Texas

         We have audited the accompanying consolidated balance sheet of Excalibur Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002 and for the period from inception (August 17, 2001) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the periods then ended in conformity with those accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, some of which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    CROSS AND ROBINSON

                                                    Certified Public Accountants

Tulsa, Oklahoma
April 9, 2003


                                               EXCALIBUR INDUSTRIES, INC.
                                                    AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                               DECEMBER 31, 2002 AND 2001

                                                        ASSETS
                                                        ------
CURRENT ASSETS                                                                          2002               2001
                                                                                   -------------      -------------
   Cash and cash equivalents                                                       $         --       $     67,256
   Accounts receivable, net of allowance for doubtful accounts
       of $51,115 and $20,000 respectively                                            1,296,814            818,535
   Receivable from related parties                                                      205,746            222,029
   Inventories                                                                        1,122,361          1,308,436
                                                                                   -------------      -------------
         TOTAL CURRENT ASSETS                                                         2,624,921          2,416,256
                                                                                   -------------      -------------

PROPERTY, PLANT, AND EQUIPMENT, NET - NOTE 5                                          4,641,153          2,371,188
INTANGIBLE ASSETS, NET - NOTE 6                                                       1,395,169          1,171,717
GOODWILL-- NOTE 7                                                                     3,463,415          3,113,415
OTHER ASSETS                                                                            376,065             31,172
                                                                                   -------------      -------------
                 TOTAL ASSETS                                                      $ 12,500,723       $  9,103,748
                                                                                   =============      =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                       $  3,935,107       $  1,602,932
    Cash overdrafts                                                                      96,335            178,154
    Current portion of long-term debt - Note 8                                        5,848,557          1,646,123
    Notes payable to officers and directors - Note 8                                    534,927            718,000
    Current portion of capital lease obligations - Note 9                               160,662                 --
    Payable to related parties                                                               --             74,805
                                                                                   -------------      -------------
         TOTAL CURRENT LIABILITIES                                                   10,575,588          4,220,014
                                                                                   -------------      -------------

LONG-TERM DEBT, NET OF CURRENT PORTION - NOTE 8                                       2,041,049          2,604,998
                                                                                   -------------      -------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION - NOTE 9                              214,099                 --
                                                                                   -------------      -------------

MANDATORILY REDEEMABLE STOCK
    Series A redeemable preferred stock, $0.001, par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December
     31, 2001, liquidation preference 10% per annum                                          --            750,000
                                                                                   -------------      -------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001, par value, 10,000,000 shares authorized, no
     shares issued or outstanding at December 31, 2002 or 2001                               --                 --
    Common Stock, $.001 par value 50,000,000 shares authorized 14,709,936 and
     10,145,000 shares issued and outstanding at December 31, 2002 and
     2001 respectively                                                                   14,710             10,045
    Subscriptions receivable                                                            (20,084)                --
    Additional paid-in capital                                                        7,447,115          3,031,795
    Retained earnings (deficit)                                                      (7,771,754)        (1,513,104)
                                                                                   -------------      -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (330,013)         1,528,736
                                                                                   -------------      -------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,500,723       $  9,103,748
                                                                                   =============      =============

ACCOMPANYING NOTES ARE AN INTEGRAL PART
   OF THE CONSOLIDATED  FINANCIAL STATEMENTS.


                                EXCALIBUR INDUSTRIES, INC.
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE
                  PERIOD AUGUST 17, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                            2002                2001
                                                        -------------      -------------
REVENUES                                                $ 12,743,623       $    804,975

COST OF SALES                                             12,263,555          1,433,396
                                                        -------------      -------------

            GROSS PROFIT (LOSS)                              480,068           (628,421)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               5,556,691            843,652
TRANSACTION COSTS TO ACQUIRE PUBLIC SHELL                    720,804                 --
                                                        -------------      -------------

OPERATING INCOME (LOSS)                                   (5,797,427)        (1,472,073)

OTHER INCOME (EXPENSE)
    Other Income (Expense)                                    17,732                 --
    Interest income                                               35                 20
    Interest expense                                        (478,990)           (41,051)
                                                        -------------      -------------

                     NET INCOME (LOSS)                  $ (6,258,650)      $ (1,513,104)
                                                        =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                13,366,814          3,958,000
                                                        =============      =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE      $      (0.47)      $      (0.38)
                                                        =============      =============


ACCOMPANYING NOTES ARE AN INTEGRAL PART
   OF THE CONSOLIDATED  FINANCIAL STATEMENTS.


                                             EXCALIBUR INDUSTRIES, INC.
                                                  AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM INCEPTION (AUGUST 17,2001) TO DECEMBER 31, 2002

                                                                                                ADDITIONAL
                                               PREFERRED STOCK       COMMON STOCK  SUBSCRIPTIONS  PAID-IN    RETAINED
                                               SHARES   AMOUNT     SHARES    AMOUNT  RECEIVABLE   CAPITAL    (DEFICIT)      TOTAL
                                              --------- ------- ----------- --------- --------- ----------- ------------ -----------
BALANCE AT INCEPTION                               - -  $  - -         - -  $    - -  $    - -  $      - -  $       - -  $      - -

   Issued for cash                                 - -     - -   6,290,000     6,290       - -       6,700         - -       12,990
   Issued to acquire subsidiary                    - -     - -   1,655,000     1,655       - -   1,653,345          - -   1,655,000
   Issued to acquire assets                        - -     - -   1,400,000     1,400       - -   1,398,600          - -   1,400,000
   Issued as compensation to related parties       - -     - -     100,000       100       - -         - -          - -         100
   Issued to reduce related-party debt             - -     - -     600,000       600       - -      29,400          - -      30,000
   Costs of raising capital                        - -     - -         - -       - -       - -     (56,250)         - -     (56,250)
   Net loss for 2001                               - -     - -         - -       - -       - -         - -   (1,513,104) (1,513,104)
                                              --------- ------- ----------- --------- --------- ----------- ------------ -----------
BALANCE, DECEMBER 31, 2001                         - -  $  - -  10,045,000    10,045       - -  $3,031,795  $(1,513,104) $1,528,736

   Issued for cash                                 - -     - -     383,334       383       - -     299,617          - -     300,000
   Series B preferred stock                    806,000     806         - -       - -       - -   1,006,694          - -   1,007,500
   Conversion of Series A & B preferred stock (806,000)   (806)  1,806,000     1,806       - -     749,000          - -     750,000
   Issued in exchange for services                 - -     - -     468,369       469       - -     663,600          - -     664,069
   Stock bonuses                                   - -     - -      74,000        74       - -      48,426          - -      48,500
   Issued to acquire subsidiary                    - -     - -   1,150,000     1,150       - -   1,723,850          - -   1,725,000
   Issued to acquire public shell                  - -     - -     714,868       715       - -        (715)         - -         - -
   Recapitalization of equity due to reverse
     merger - Note 3                               - -     - -         - -       - -       - -     (18,684)         - -     (18,684)
   Issued to reduce related-party debt             - -     - -      68,365        68       - -      51,205          - -      51,273
   Costs of raising capital                        - -     - -         - -       - -       - -    (107,673)         - -    (107,673)
   Subscriptions receivable                        - -     - -         - -       - -   (20,084)        - -          - -     (20,084)
   Net loss for 2002                               - -     - -         - -       - -       - -         - -   (6,258,650) (6,258,650)
                                              --------- ------- ----------- --------- --------- ----------- ------------ -----------

BALANCE, DECEMBER 31, 2002                         - -  $  - -  14,709,936  $ 14,710  $(20,084) $7,447,115  $(7,771,754) $ (330,013)
                                              ========= ======= =========== ========= ========= =========== ============ ===========

ACCOMPANYING NOTES ARE AN INTEGRAL PART
   OF THE CONSOLIDATED  FINANCIAL STATEMENTS.


                                     EXCALIBUR INDUSTRIES, INC.
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASHFLOWS
                            FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE
                       PERIOD AUGUST 17, 2001 (INCEPTION) TO DECEMBER 31, 2001

                                                                         2002              2001
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                        $(6,258,650)      $(1,513,104)
                                                                     ------------      ------------
         Adjustments to reconcile net loss to net
                  cash provided by operating activities:
Depreciation and amortization                                            677,065            31,424
Provision for bad debt                                                    31,115            20,000
Common stock issued in exchange for services                              23,181               100
Common stock bonuses                                                      48,500                --

Common stock issued for services related to
       acquisition of public shell                                       620,804                --
Common stock issued as interest on promissory note                         2,774                --
(Increase) decrease in accounts receivable                               181,310           511,980
(Increase) decrease in related party receivables                         (21,790)          (35,878)
(Increase) decrease in inventories                                       241,659            77,424
(Increase) decrease in other assets                                     (332,634)          (25,877)
Increase (decrease) in accounts payable and accrued liabilities        1,411,102           775,894
Increase (decrease) in cash overdrafts                                   (81,819)          225,424
                                                                     ------------      ------------

            Total adjustments                                          2,801,267         1,580,491
                                                                     ------------      ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                    (3,457,383)           67,387
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                           (217,955)         (652,143)
    Acquisition of subsidiaries, net of cash acquired                   (219,897)          (62,959)
                                                                     ------------      ------------

         NET CASH USED BY INVESTING ACTIVITIES                          (437,852)         (715,102)
                                                                     ------------      ------------


                                EXCALIBUR INDUSTRIES, INC.
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASHFLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE
                  PERIOD AUGUST 17, 2001 (INCEPTION) TO DECEMBER 31, 2001

                                                            2002             2001
                                                         ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of preferred stock (Series B)               1,007,500          750,000
    Issuance of common stock                               300,000           10,480
    Proceeds from long-term debt                                --          300,000
    Repayment of long-term debt                           (207,004)              --
    Proceeds from short-term debt                        7,520,196          817,942
    Repayment of short-term debt                        (5,404,965)      (1,107,201)
    Proceeds of Related Party Notes Payable                764,624               --
    Repayment of Related Party Notes Payable               (44,699)              --
    Costs of raising capital                              (107,673)         (56,250)
                                                         ----------       ----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES       3,827,979          714,971
                                                         ----------       ----------

         NET (DECREASE) INCREASE IN CASH                   (67,256)          67,256

CASH AT BEGINNING OF PERIOD                                 67,256               --
                                                         ----------       ----------

         CASH AT END OF PERIOD                           $      --        $  67,256
                                                         ==========       ==========

SUPPLEMENTAL DISCLOSURES:

    NONCASH INVESTING AND FINANCING ACTIVITIES:
        Issuance of common stock for acquisition         1,725,000        3,055,000
        Debt converted to equity                            48,500           32,000
        Debt issued to acquire assets                      250,000        4,217,771
        Convert preferred stock to common stock          1,757,500               --
        Accrued cost of raising capital                     90,973               --

    CASH PAID DURING THE PERIOD FOR INTEREST               337,064            7,665


ACCOMPANYING NOTES ARE AN INTEGRAL PART
   OF THE CONSOLIDATED  FINANCIAL STATEMENTS.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 -          ORGANIZATION AND DESCRIPTION OF BUSINESS

                           Excalibur Industries, Inc. (formed as the parent of
                  Excalibur Holdings and its subsidiaries referred to collectively as the "Company") is a holding company incorporated in the state of Delaware. The Company has three operating subsidiaries located in the Tulsa, Oklahoma metropolitan area: Excalibur Aerospace, Inc., Excalibur Services, Inc., and Excalibur Steel, Inc. The Company also has one operating subsidiary, Shumate Machine Works, Inc., located in Conroe, Texas. The Company's operations include the following: (i) the fabrication and manufacture of structural steel components on a high volume basis; (ii) the design and manufacture of aircraft training devices used for civil, military, and counter-terrorism sectors, (iii) the fabrication and production of pressure vessels and heat exchangers, and
                  (iv) the fabrication of precision machined parts used in the oil and gas industry.

                           The Company's primary customers are a major flight
                  simulation training company, domestic and international airlines, a steel fabricator in the pressure vessel industry, and customers in the oil and gas industry. The Company's sales are primarily to customers located in the Tulsa metropolitan area for the Tulsa operating subsidiaries and in the Houston metropolitan area for the operating subsidiary located in Conroe, Texas. Sales are made on an unsecured basis on credit terms determined by the Company.

                           In the year 2002, a new subsidiary called Excalibur
                  Defense and Military Systems, was incorporated as an Oklahoma corporation. This subsidiary is inactive.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   PRINCIPLES OF CONSOLIDATION

                           The consolidated financial statements include the
                  accounts of Excalibur Industries, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

                  USE OF ESTIMATES

                           The preparation of the Company's financial statements
                  in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  CASH AND CASH EQUIVALENTS

                           The Company considers all cash and short-term cash
                  investments with original maturities of three months or less to be cash equivalents.

                  INVENTORIES

                           Inventories are stated at the lower of cost
                  (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Cost of work-in-process and completed structures include labor, materials and production overhead.

                  PROPERTY, PLANT AND EQUIPMENT

                           Property, plant and equipment are stated at cost,
                  less accumulated depreciation and amortization. Expenditures for internal production of tools that have continuing value are capitalized. Capitalized tooling costs include labor, materials and production overhead. Expenditures for tools with no future value and maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows:

                               Shop equipment                           7 years
                               Training equipment/designs              10 years
                               Vehicles                                 7 years
                               Office equipment                         7 years

                           Leasehold improvements are amortized over the shorter
                  of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

                  ADVERTISING

                           Nondirect-response advertising costs, which are
                  principally included in selling expenses, are expensed as incurred. Total advertising costs charged to expense for 2002 and 2001 was $37,682 and $6,097, respectively.

                  COMPENSATED ABSENCES

                            Employees of the Company are entitled to paid
                  vacation after one year of service. Compensated absences for vacation pay have been accrued. Compensated absences for vacation pay were not accrued in 2001, as they could not be reasonably estimated. In 2001, the Company recognized those costs when actually paid.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  REVENUE RECOGNITION

                           Revenue is generally recognized upon shipment of the
                  completed job, at which time title passes to the customer. Revenue from fixed-price, long-term contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost at completion for each contract. There were no revenues from long-term contracts during the period. This method is used because management considers the "cost to cost" method the most appropriate in the circumstances. Revenues are recorded net of returns, allowances and discounts.

                           The Company has a major customer who has verbally
                  requested a bill and hold approach to the Company's manufacture of the customer's product. The customer has maintained a verbal approach to maintaining an open purchase order as to quantity of product to produce each week to alleviate its own production process as well as the lack of storage space. After the manufacture of the product to completion, the customer takes full responsibility for the risk of loss or damage to the product while it is on the Company's premises. Generally the product is stored at the Company's location for two weeks or less. Each week the customer inspects and accepts the product manufactured to its specifications and determines the appropriate amount to be delivered the following week. Since the customer takes full responsibility for its product and the Company simply serves as a storage facility once the product is manufactured and approved, the Company recognizes revenue when the customer inspects and approves the product retained on site. This customer generally pays this billing within ten days to take advantage of credit discounts. The total sales recognized from this bill and hold process for 2002 and 2001was $914,568 and $479,869, respectively. No product was being held for this customer at December 31, 2002, as the bill and hold arrangement with this customer was terminated in July 2002.

                  LEASES

                           Leases that transfer substantially all of the risks
                  and benefits of ownership are capital leases. Other leases are operating leases. Capital leases are included in property and equipment at cost, and are amortized using the straight-line method over their estimated useful lives. The amortization expense is included in the Company's depreciation expense. The related capital lease obligations are recorded at the present value of the future minimum lease payments.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  EARNINGS (LOSS) PER SHARE

                           The Company has adopted the provisions of SFAS No.
                  128, "Earnings per Share", which requires presentation on the face of the statement of operations of both basic and diluted earnings per common share. Basic earnings (loss) per common share is based on net income (loss) attributable to common shares less preferred stock dividend requirements divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or the date of issuance. During a loss period, the assumed exercise of convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of weighted average shares in a loss period.

                  GOODWILL AND OTHER INTANGIBLE ASSETS

                            Goodwill represents the excess of cost over fair
                  value of net assets acquired through acquisitions. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," issued in June 2001, goodwill recorded by the Company on all acquisitions after June 30, 2001 has not been amortized and will be evaluated on an annual basis, in connection with other long-lived assets, for potential impairment. Separate intangible assets, which are not considered to have an indefinite useful life, will be amortized over their useful lives in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                            Amortization expense charged to operations in 2002
                  and 2001 was $73,128 and $2,283, respectively.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  VALUATION OF NON-EMPLOYEE STOCK-BASED COMPENSATION

                            The Company values stock issued to non-employees in
                  exchange for services based on the fair value of the goods or services received or the fair value of the shares issued, whichever is more reliably measured.

                  RECLASSIFICATIONS

                           Certain accounts from the prior year have been
                  reclassified in order to conform to current year presentation. Management believes the reclassifications provide a more accurate reflection of the Company's operations. The reclassifications did not effect the Company's financial position or results of operations as previously reported.

                  NEW ACCOUNTING STANDARDS

                           Effective January 1, 2002, the Company adopted SFAS
                  No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and (3) if less, recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as "held and used" until it is disposed of , and establishes more restrictive criteria to classify an asset as "held for sale." The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements since it retained the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," related to the recognition and measurement of the impairment of long-lived assets to be "held and used."

                           The Company adopted the provisions of SFAS No. 141,
                  "Business Combinations," for all business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations to be accounted for by a single method--the purchase method. Furthermore, SFAS No. 141 requires recognition of intangible assets apart from goodwill if they arise from contractual or legal right or if they are separable from goodwill. This statement did not have a material impact on the Company's financial statements.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                           In June 2002, the Financial Accounting Standards
                  Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or deposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or deposal activity be recognized when the liability is incurred. Under EITF issue 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for costs associated with exit or disposal activities.

                           In November 2002, the FASB issued Interpretation No.
                  45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Our Company adopted the disclosure provisions of FASB Interpretation No. 45 as of December 31, 2002. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, we do not currently believe this interpretation will have a material impact on our financial statements. To the extent that our Company enters into any such guarantees after December 31, 2002, we will record the fair value as an expense.

                           In December 2002, the FASB issued SFAS No. 148,
                  "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company elected to account for our stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The exercise price of stock options granted equals the market price on the date of grant. There is no recorded expense related to grants of stock options to employees.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                           In January 2003, the FASB issued Interpretation No.
                  46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. We do not expect this interpretation to have a material impact on our financial statements.

NOTE 3 -          REORGANIZATION

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

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 -          REORGANIZATION (CONTINUED)

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

NOTE 4 -          ACQUISITIONS

                  SHUMATE MACHINE WORKS, INC.

                           On March 29, 2002, the Company acquired all of the
                  outstanding common shares of Shumate Machine Works, Inc. ("Shumate") of Magnolia, Texas, a Texas corporation engaged in close tolerance machining of metals, as a means of expanding its metal fabrication operations into the petrochemical industry and to diversify its customer base.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -          ACQUISITIONS (CONTINUED)

                  SHUMATE MACHINE WORKS, INC. (CONTINUED)

                           The Company accounted for this acquisition under the
                  purchase method of accounting. The purchase price was $2,225,000, including $250,000 in cash, $250,000 in promissory notes and 1,150,000 shares of its common stock valued at $1,725,000. In addition, the Company incurred acquisition costs totaling $307,805, of which $216,832 were paid in cash and $90,973 are to be paid with shares of common stock. The purchase price was determined based primarily on past and projected earnings of Shumate. The fair value of the common stock issued was estimated based on the purchase price of contemporaneous common stock equivalent issuances. The value of these combined payments exceeded the estimated fair value of the acquired company by $284,556, which was recorded as goodwill.

                           During the third quarter of 2002, the Company
                  identified certain intangible assets that were not included in the initial purchase price allocation. These intangible assets consist primarily of internally-created engineering programs used in the machining process and are being amortized using the straight-line method over 5 years. The $284,556 of goodwill calculated at the acquisition date was reallocated to these intangible assets, thereby reducing goodwill to $0 at September 30, 2002.

                           An additional agreement was signed on March 29, 2002
                  for an incentive-based program that created a contingency for another 250,000 shares to be issued should certain performance goals be achieved by the former shareholders of Shumate. These performance goals were achieved during 2002 and, on March 27, 2003, the Company issued 250,000 shares of common stock valued at $1.40 per share to the former shareholders of Shumate. This incentive payout of $350,000 is included in goodwill on the consolidated balance sheet at December 31, 2002.

                           The aggregate purchase price (including the
                  acquisition costs and incentive payout) of $2,882,805 has been allocated to the assets acquired and liabilities assumed, based in their estimated fair values at the date of acquisition as follows:

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 - ACQUISITIONS (CONTINUED)

                  SHUMATE MACHINE WORKS, INC. (CONTINUED)

                           Current assets                      $        976,939
                           Property and equipment                     2,655,946
                           Amortizable intangible assets                284,556
                           Other assets                                   2,493
                           Goodwill                                     350,000
                                                               -----------------
                                  Total assets acquired               4,269,934
                                                               -----------------

                           Accounts payable and accruals               (386,609)
                           Notes payable                             (1,000,520)
                                                               -----------------
                                  Total liabilities assumed          (1,387,129)
                                                               -----------------

                                  Net assets acquired          $      2,882,805
                                                               =================

                           The 2002 consolidated statement of operations
                  includes the results of operations for Shumate from March 29, 2002 to December 31, 2002. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma amounts include adjustments for depreciation and income taxes. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

                                                                 PERIOD FROM
                                             YEAR ENDED          INCEPTION TO
                                         DECEMBER 31, 2002    DECEMBER 31, 2001
                                         ------------------  -------------------
                  Revenue                $   13,960,579       $     2,720,215
                  Net Loss               $   (6,114,414)      $    (1,208,895)
                  Net Loss per Share     $        (0.46)      $         (0.24)

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -          ACQUISITIONS (CONTINUED)

                  REDHAWK INDUSTRIES, LLC ASSETS

                           On October, 15, 2001, the Company formed a
                  wholly-owned subsidiary to purchase certain inventory and equipment of Redhawk Industries, LLC, a steel fabrication company. The asset purchase was completed on November 20, 2001. The purchase price was $450,000, including $50,000 of cash and 400,000 shares of common stock valued at $1.00 per share. In addition, the Company incurred acquisition costs of $26,600, which were paid in cash. The fair value of the assets acquired exceeded the purchase price resulting in the subsidiary recording the assets ratably reduced to the actual purchase price of the assets.

                  EXCALIBUR STEEL, INC.

                           On October 22, 2001, the Company formed a second
                  wholly-owned subsidiary to merge with another different steel fabrication company. A simultaneous merger agreement was negotiated between the wholly-owned subsidiary and Excalibur Steel, Inc., a Sand Springs, Oklahoma steel fabricator, whereby the subsidiary company would be the surviving entity of the merger. The consolidated statements of operations include the operations of Excalibur Steel, Inc. from November 27, 2001 (date of acquisition) to December 31, 2002.

                           The acquisition was recorded as a purchase. The
                  purchase price was $2,150,000, including promissory notes totaling $650,000, and 1,500,000 shares of common stock valued at $1.00 per share. The Company also incurred acquisition costs of $289,314, which is comprised of $134,314 in cash and 155,000 shares of common stock valued at $1.00 per share. The value of the common shares issued was determined through negotiations between the two parties, as there was no public market for the shares at the time of the acquisition.

                           The value of these combined payments exceeded the
                  estimated fair value of the acquired company by $2,318,625, which is reflected as goodwill on the consolidated balance sheet. The subsidiary has recorded the assets and liabilities of the acquired company at their estimated fair value. The difference in the acquired company's historical cost and the fair value will give rise to a timing difference for income tax purposes.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -          ACQUISITIONS (CONTINUED)

                  EXCALIBUR STEEL, INC. (CONTINUED)

                           The following table summarizes the estimated fair
                  values of the assets acquired and liabilities assumed at the date of acquisition:

                          Current assets                          $     687,794
                          Property and equipment                        333,716
                          Other assets                                    3,000
                          Goodwill                                    2,318,625
                                                                  --------------
                                  Total assets acquired               3,343,135
                                                                  --------------

                          Accounts payable and accruals                (510,169)
                          Notes payable                                (393,652)
                                                                  --------------
                                  Total liabilities assumed            (903,821)
                                                                  --------------

                                          Net assets acquired     $   2,439,314
                                                                  ==============

                  AERO WELD, INC.

                           On November 20, 2001, the Company formed a third
                  wholly-owned subsidiary (Excalibur Aerospace, Inc.) to purchase substantially all of the assets, other than real property, of Aero Weld, Inc., a Broken Arrow, Oklahoma steel fabrication company. The closing date of the acquisition was November 20, 2001 and the subsidiary's operations are included in the consolidated statement of operations from the acquisition date to December 31, 2002. The purchase price, as amended on December 30, 2001 was $5,468,388, including $1,250,000 of cash, promissory notes totaling $3,218,388 and 1,000,000 shares of common stock valued at $1.00 per share. The Company also incurred acquisition costs totaling $35,010, which were paid in cash. The promissory notes contained provisions delaying the accrual of interest. Accordingly, the promissory notes payable have been discounted by $66,372 in the aggregate, based on their stated interest rates to account for the interest-free periods. The value of the common shares issued was determined through negotiations between the two parties, as there was no public market for the shares at the time of the acquisition. The combined payments and discounts exceeded the estimated fair value of the net assets purchased by $794,790. This amount is reflected in the financial statements as goodwill.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -          ACQUISITIONS (CONTINUED)

                  AERO WELD, INC. (CONTINUED)

                           The following table summarizes the estimated fair
                  values of the assets acquired at the date of acquisition:

                           Current assets                        $    1,872,886
                           Property and equipment                     1,595,350
                           Amortizable intangible assets              1,174,000
                           Goodwill                                     794,790
                                                                 ---------------
                                   Net assets acquired           $    5,437,026
                                                                 ===============

                           Excalibur Aerospace also entered into a consulting
                  agreement with the seller, whereby the seller would be paid a monthly consulting fee of $41,667, beginning March 18, 2002 and ending March 17, 2007. On June 27, 2002, the Company and the seller amended this agreement from a monthly consulting fee to a performance fee that is based on revenues for that subsidiary company.

                           During December 2001 and January 2002, the seller
                  paid certain expenses totaling $544,614 which were determined to be obligations of Excalibur. The Company in turn issued two promissory notes in the amounts of $342,285 and $202,329 representing the December 2001 and January 2002 expenses, respectively. The $342,285 note representing the 2001 obligation is reflected on the December 31, 2001 balance sheet in long term debt.

                           During the December 2001, Excalibur Aerospace paid
                  expenses totaling $246,164 on behalf of the seller. The Company believes that $185,641 of these payments should have been included on the November 20, 2001 accounts payable listing purchased by Excalibur. Accordingly, the Company recorded a related party receivable from the seller in the amount of $185,641 on the balance sheet at December 31, 2001. These amounts plus additional amounts paid on behalf of the former shareholder were offset with amounts due the shareholder as described in the previous paragraph.

                           On June 27, 2002, the Company entered into an
                  agreement with TW Consulting, Inc. (formerly Aero Weld, Inc., the seller), whereby certain promissory notes issued as a result of the acquisition would be paid off, while other promissory notes and expenses paid by the Company on behalf of the seller would be offset against expenses paid by the seller on behalf of the Company. The agreement also amends the consulting agreement and provides for a lease agreement with the seller for the Broken Arrow, Oklahoma operating facility.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -          ACQUISITIONS (CONTINUED)

                  AERO WELD, INC. (CONTINUED)

                           Pursuant to this agreement, promissory notes in the
                  principal amounts of $342,285 and $202,329 were paid off by the Company along with accrued interest of $15,481. Promissory notes in the original amounts of $429,888 and $300,000 were combined, with credit given for $39,751 in principal payments made by the Company. The remaining principal balance of $690,137 was offset by $246,164 of expenses paid by the Company on behalf of the seller to arrive at a new promissory note in the amount of $443,973. The new promissory note is secured by certain assets of the Company and calls for monthly principal and interest payments of $6,392, commencing on July 1, 2003. The note bears interest at 7.5% per annum and matures on June 1, 2008.

                           Further pursuant to this agreement, the monthly
                  consulting fee to be paid to the seller is to be based upon gross revenues generated by Excalibur Aerospace, with a maximum fee of $65,000 per month. The agreement expires March 31, 2012. The maximum aggregate amount the Company would pay the seller under the agreement is $2,500,000.

                  Additionally, the Company entered into an agreement to lease the Broken Arrow, Oklahoma operating facility from the seller for two years at $8,000 per month.

                           Effective February, 28, 2003 the Company executed a
                  forbearance agreement with TW Consulting, whereby payments in arrears on rent and certain promissory notes would be scheduled and the terms of the lease would be amended (see
                  Note 18). In exchange for this agreement, TW Consulting has agreed to forbear action against any remedies pursuant to the promissory notes or the lease.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 -          PROPERTY, PLANT AND EQUIPMENT

                           Property, plant and equipment at December 31, 2002
                  and 2001 is summarized as follows:

                                                       2002             2001
                                                   ------------     ------------
                  Shop equipment                   $ 4,728,137      $ 2,107,417
                  Office equipment                     172,888           45,160
                  Vehicles                             262,753          247,752
                  Land                                   5,000               --
                  Leasehold improvements               105,452               --
                                                   ------------     ------------
                                                     5,274,230        2,400,329

                  Less accumulated depreciation       (633,077)         (29,141
                                                   ------------     ------------

                                                   $ 4,641,153      $ 2,371,188
                                                   ============     ============

                           Depreciation 2002 and 2001 was $603,937 and $29,141,
                  respectively.

NOTE 6 -          ACQUIRED INTANGIBLE ASSETS

                           Intangible assets represent proprietary designs and
                  software acquired as a part of the Shumate Machine Work, Inc. acquisition and the Aero Weld, Inc. acquisition mentioned in
                  Note 4. The assets were tested for impairment in the fourth quarter of the Company's annual operations. It was determined that the current amortized carrying value is reflective of its fair value without impairment. The identifiable assets are being amortized on a straight-line basis over a range of 5 to 20 years. The following table sets forth the information for intangible assets subject to amortization:

                                                        2002            2001
                                                    ------------    ------------
                  Amortizable Intangible Assets:
                      Gross carrying amount:
                          Unpatented designs        $ 1,186,025     $ 1,174,000
                          Uncopyrighted software        284,556              --
                                                    ------------    ------------
                              Total                 $ 1,470,581     $ 1,174,000
                                                    ============    ============

                  Accumulated amortization          $    75,412     $     2,283
                                                    ============    ============

                           Amortization expense for the years ended December 31,
                  2002 and 2001 was $73,128 and $2,283, respectively. Annual amortization for each of the following five years is expected to be $97,504.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7 -          GOODWILL

                           Goodwill represents the excess of cost over fair
                  value of net assets acquired through business combinations. Goodwill was tested for impairment in the fourth quarter of the Company's operation. If conditions warrant, the Company will test for impairment on an interim basis. Due to a significant reduction in sales to major customers of certain segments of the Company, the goodwill was tested for the reporting segments at December 31, 2002 using a market capitalization model based on the Company's stock price at the time. It was determined the goodwill for the individual segments was not impaired. At December 31, 2002, the market value of the Company's common stock was $1.55 per share.
                  From January 1, 2003 through April 9, 2003, the stock trading price has ranged from a low of $0.74 to a high of $1.80. Should the fair value of the Company's stock significantly decline for an extended period, it may be necessary for the Company to recognize impairment of the goodwill. The changes in the carrying amount of goodwill for the year ended
                  December 31, 2002 are as follows:

                                                                           SHUMATE
                                                EXCALIBUR    EXCALIBUR     MACHINE
                                                  STEEL      AEROSPACE      WORKS        TOTAL
                                               -----------  -----------  -----------  -----------
                  BALANCE AT INCEPTION         $       --   $       --   $       --   $       --
                  Goodwill acquired in 2001     2,318,625      794,790           --    3,113,415
                                               -----------  -----------  -----------  -----------
                  BALANCE, DECEMBER 31, 2001    2,318,625      794,790           --    3,113,415

                  Goodwill acquired in 2002            --           --      350,000      350,000
                                               -----------  -----------  -----------  -----------
                  BALANCE. DECEMBER 31, 2002   $2,318,625   $  794,790   $  350,000   $3,463,415
                                               ===========  ===========  ===========  ===========

NOTE 8 -          NOTES PAYABLE

                           Notes payable consists of the following at December
                  31, 2002 and 2001:

                                                                                      2002          2001
                                                                                   -----------  -----------
                  Bank Line of  Credit.  Interest  is  payable  monthly,
                      calculated at the higher of 6% or the Prime Rate plus one
                      percent. The line of credit provides for borrowings of up
                      to $2,500,000 based on an advance rate of 80% of qualified accounts receivable and 50% of qualified inventory. The
                      line of credit has a term of one year, is secured by a
                      first priority security interest in the Company's accounts receivables and inventory and a second priority security
                      interest in the Company's equipment                          $2,500,000   $       --

                  Bank Line of Credit, interest payable at the 4%. The line
                      provided for borrowings of up to $600,000 and matured
                      November 7, 2002 but was paid off with the proceeds of the new line of credit previously mentioned. This line was
                      collateralized by a certificate of deposit and the
                      personal guarantees of officers of the Company with a
                      maturity date of September 30, 2003                                  --      600,000




                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 -          NOTES PAYABLE (CONTINUED)

                                                                                      2002         2001
                                                                                   -----------  -----------
                  Term note payable to an individual, interest at 7%
                      with a maturity date of September 30, 2003                       10,000       10,000

                  Term note payable to an insurance company at 10.65%
                      interest per annum, maturing September 12, 2002,
                      with monthly payments of $1,094                                      --        9,846

                  Bank Term Note. The loan has a term of four years and is
                      secured, along with the Line of Credit, by a first
                      priority security interest in the Company's accounts
                      receivables, inventory and equipment. The term loan is
                      repayable in 48 monthly installments and the interest rate is calculated as the higher of 6% or Prime Rate plus
                      one percent                                                   2,363,476           --

                  Term notes issued as a result of acquisition to a corporation at Wall Street Journal prime plus 2% (7% at December 31,
                      2001) interest per annum, maturing at September 18, 2003
                      In 2002, this note was cancelled in conjunction with the
                      renegotiation of the Aero Weld acquisition
                      discussed in Note 4                                                  --      300,000

                  Term notes issued as a result of acquisition to a corporation at Wall Street Journal prime plus 2% (7% at December 31,
                      2001) interest per annum, maturing at September 18, 2003
                      In 2002, this note was cancelled in conjunction with the
                      renegotiation of the Aero Weld acquisition discussed in
                      Note 4                                                               --      429,888

                  Term note issued as a result of acquisition to a corporation at 7.5% interest per annum, maturing on June 1, 2002. In
                      2002, this note was paid off in conjunction with the
                      renegotiation of the Aero Weld acquisition discussed
                      in Note 4                                                            --      342,721

                  Term notes issued to a corporation as a result of an
                      acquisition of a subsidiary at 7% interest maturing March
                      18, 2007. Monthly payments are $10,321. This note is
                      personally guaranteed by two officers of the Company          1,110,909    1,210,018




                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 -          NOTES PAYABLE (CONTINUED)

                                                                                      2002         2001
                                                                                   -----------  -----------
                  Term note issued to a corporation as a result of an
                      acquisition of a subsidiary at 7.5% interest with
                      payments commencing February 28, 2002 and
                      concluding January 28, 2008. Monthly payments are $21,478     1,169,644    1,217,680

                  Term note issued to a corporation in conjunction with the
                      renegotiation of the Aero Weld acquisition discussed in
                      Note 4 at 7.5% interest with payments commencing July 1,
                      2003 and concluding June 1, 2008. Monthly payments will
                      be $8,614                                                       443,973           --

                  Term note payable to a bank at 10% interest per annum,
                      maturing March 26, 2005 with monthly payments of $934
                      per month. The note is collateralized by certain
                      shop equipment                                                   24,419       30,968

                  Term note payable to an individual stockholder of the
                      company at 8% interest per annum, maturing March
                      18, 2003                                                        100,000      100,000

                  Term note to a insurance company at 6% interest
                      payable in bi-weekly payment of $1,040 for 22 payments           21,453           --

                  Term note issued to a stockholder as a result of acquisition of Shumate Machine Works at 7% interest with payments
                      commencing October 28, 2002 and concluding March 28,
                      2003. Monthly payments are $20,000                               80,000           --

                  Term note issued to an individual at 10% interest per annum,
                      maturing December 23, 2003                                       55,000           --

                  Term note to a insurance company at 7.13% interest payable
                      in monthly installments of $5,111 until January 3, 2003          10,732           --
                                                                                   -----------  -----------

                  Total Notes Payable                                               7,889,606    4,251,121

                  Less: Current Portion of Notes Payable                            5,848,557    1,646,123
                                                                                   -----------  -----------

                  Long Term Portion of Notes Payable                               $2,041,049   $2,604,998
                                                                                   ===========  ===========

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 -          NOTES PAYABLE (CONTINUED)

                           Aggregate principal maturities of long-term debt are
                  as follows:

                                              YEAR ENDING
                                              DECEMBER 31:
                                              ------------
                                                  2003             $  5,848,557
                                                  2004                  282,403
                                                  2005                  285,673
                                                  2006                  303,432
                                                  2007                1,148,033
                                               Thereafter                21,508
                                                                   -------------

                                                                   $  7,889,606
                                                                   =============

                           Interest expense for 2002 and 2001 totaled $456,714
                  and $41,051, respectively.

                           The Company has certain loan covenants within their
                  agreements with Stillwater National Bank and Trust Company. These covenants pertain to the Company's consolidated operations. The Company is in violation of covenants that require the Company to maintain a ratio of current assets to current liabilities of no less than 1.0 to 1.0 and to have debt service coverage of no less than 1.50 to 1.00. The Company has received a waiver for these covenant violations for the quarter ended December 31, 2002. As it is probable that the Company will be unable to satisfy these covenants within the next 12 months and since it is uncertain whether the Company will receive future waivers from the bank, the entire outstanding principal balances of these notes are reflected as current liabilities on the balance sheet.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 -          NOTES PAYABLE (CONTINUED)

                  NOTES PAYABLE - OFFICERS AND DIRECTORS

                           Notes payable to officers and directors consists of
                  the following at December 31, 2002 and 2001:

                  Term notes issued to an officer as a result of the acquisition of Shumate Machine Works, at 7% interest with payments
                      commencing October 28, 2002 and concluding March 28, 2003
                      Monthly payments are $30,000                                 $120,000   $     --

                  Term note payable to a director of the Company at 7% interest per annum, original maturity date December 1, 2001. This
                      note was converted into shares of the Company's common
                      stock on February 28, 2002                                         --     48,500

                  Term note payable to a director of the Company at 10%
                      interest per annum, maturing October 23, 2003                 100,000         --

                  Term note payable to a director of the Company at interest rates ranging from 7% to 10% per annum, maturing on
                      various rates through October 27, 2003                        233,059     19,500

                  Eight term notes issued as s result of the acquisition of
                      Excalibur Steel to a former officer and his spouse at 6%
                      interest per annum, maturing at dates ranging from
                      February 27, 2002 to November 27, 2002. Notes totaling
                      $500,000 have been personally guaranteed by officers of
                      the Company                                                    16,868    650,000

                  Term note payable to an officer of the Company at 10% interest
                      per annum, maturing December 27, 2002                          50,000         --

                  Term note payable to an officer of the Company at 6% interest
                      per annum, maturing September 27, 2003.                        15,000         --
                                                                                   ---------  ---------

                  Total Notes Payable to Officers and Directors (all current)      $534,927   $718,000
                                                                                   =========  =========

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 9 -          CAPITAL LEASE OBLIGATIONS

                           The Company leases certain shop equipment, utilized
                  by its subsidiary Shumate Machine Works, Inc., under capital leases which expire on various dates from July 2003 through October 2005. The Company has also entered into a lease agreement for the purchase of office equipment. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases. Accordingly, the equipment has been recorded as an asset and the capital lease recorded as a liability in the accompanying financial statements at the present value of the future minimum lease payments, discounted at interest rates between 10.47% and 10.68%.

                           Property, plant, and equipment include the following
                  amounts for the capitalized leases:

                                                                 2002      2001
                                                              ----------  ------
                        Capitalized cost of shop equipment    $ 644,515   $  --
                        Capitalized cost of office equipment     48,542      --
                        Less: Allowance for depreciation        (71,551)     --
                                                              ----------  ------
                                                              $ 621,506   $  --
                                                              ==========  ======

                           Future minimum lease payments under capital leases,
                  including the present value of minimum lease payments for each of the next five years and in the aggregate are as follows:

                                                        YEAR ENDING
                                                        DECEMBER 31,
                                                        ------------
                                                             2003           $ 192,877
                                                             2004             175,190
                                                             2005              57,440
                                                                            ----------
                           Total future minimum lease payments                425,507
                           Amount representing interest                        50,746
                                                                            ----------
                           Present value of future minimum lease payments     374,761
                           Current portion                                   (160,662)
                                                                            ----------
                           Long-term portion                                $ 214,099
                                                                            ==========

                           Total interest expense on the long-term capital lease
                  obligations for the years ended December 31, 2002 and 2001 was approximately $33,350 and $-0-, respectively.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10 -         STOCKHOLDERS' EQUITY

                           On March 21, 2002, the Board of Directors established
                  and authorized the sale of 1,200,000 shares of the Company's Series B Convertible Preferred Stock, $0.001 par value, at a purchase price of $1.25 per share and warrants to purchase up to 360,000 shares of the Company's common stock at an exercise price of $1.35 per share. Between March 22 and April 4, 2002, the Company issued a total of 806,000 shares of its Series B Preferred Stock. The Company also issued warrants to purchase up to 60,000 shares of common stock at an exercise price of $1.50 per share to its placement agent.

                           On May 22, 2002, 806,000 shares of Series B Preferred
                  Stock were converted into 806,000 of the Company's common stock.

NOTE 11 -         MANDATORILY REDEEMABLE PREFERRED STOCK

                           On December 17, 2001, the Excalibur Holdings closed
                  the sale of 1,000,000 shares of the Company's Series A Convertible Preferred Stock, $0.001 par value, for $750,000. The dividend rate is a non-cumulative rate of 8% per annum. The liquidation preference has a 10% per annum price over the original sales price of the preferred stock. Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into shares of Common Stock of the Company, par value $0.001, for one share of Common Stock. Voting rights of the Preferred shareholders shall be treated as if converted. Certain operations of the Company or the value at which Common Stock is traded may accelerate the conversion but not longer than a five year period. If in 2006, the Company's EBITDA does not exceed $5,000,000, then the Company is obligated to redeem the Series A Preferred Stock.

                           On May 22, 2002, 1,000,000 shares of the Series A
                  Preferred Stock were converted into 1,000,000 shares of the Company's common stock.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12 -         LOSS PER COMMON SHARE

                           The computations of basic and dilutive loss per
                  common share for 2002 and 2001 were as follows:

                                                                   2002            2001
                                                               =============   ============
                  Net income (loss) attributable to common
                       shares                                  $ (6,258,650)   $(1,513,104)
                                                               =============   ============

                  Weighted average common shares outstanding     13,366,814      3,958,000
                                                               =============   ============

                  Basic and diluted income (loss) per common
                       share                                   $      (0.47)   $     (0.38)
                                                               =============   ============

                           The outstanding convertible preferred stock, common
                  stock options, and common stock warrants were not included in the computation of diluted loss per share because the effect of their inclusion would have been antidilutive.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 13 -         BENEFIT PLANS

                           The Company sponsors a 401(k) profit sharing plan
                  covering substantially all employees of the parent company and its wholly-owned subsidiaries, except Shumate Machine Works, Inc., which has a separate plan for its employees. Company contributions are made at the discretion of management. No contributions to the plan were made by the Company for the year ended December 31, 2002 or for the period August 17, 2001 (date of inception) through December 31, 2001.

                           Shumate Machine Works, Inc. maintains a SIMPLE IRA
                  pension plan, which is open to all employees who wish to participate. The Company contributed a matching contribution to each eligible employee's Simple IRA of forty cents for each dollar the employee contributes up to a limit of 15% of the employee's compensation for the year. The employer contribution for the period March 29, 2002 (date of acquisition) to December 31, 2002 was $8,366. In 2003, Shumate Machine's 401(k) will be merged with the Excalibur Industries 401(k) as this benefit is standardized. In 2003 contributions to Shumate's 401(k) by the company have ceased.

                           In October 2000, Excalibur Steel, Inc. instituted a
                  SIMPLE IRA plan covering substantially all employees. Any full-time employee who had completed 90 days of service was eligible to participate in the plan. The Company's funding policy was to make matching contributions to each participant's contribution up to three percent of the participant's compensation. The Company contributed $9,634 to the plan for the period November 20, 2001 (acquisition date) to December 31, 2001. The plan was terminated effective January 1, 2002.

NOTE 14 -         STOCK OPTIONS AND WARRANTS

                           Under the Company's 2001 Stock Option Plan (the
                  "Plan") approved by shareholders, options may be granted to employees, officers, directors, consultants, and independent contractors. The Company has reserved 2,000,000 shares of common stock for the Plan. The grant date, number of shares, terms of exercise, expiration date, and exercise price are determined by the Board of Directors (or a board-appointed option plan committee). However, the exercise price of an incentive stock option may be no less than the market value of the Company's common stock on the grant date and in no event shall an option be exercisable after the expiration of ten years from the date of grant.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 -         STOCK OPTIONS AND WARRANTS (CONTINUED)

                           During 2001, the Company's Board of Directors granted
                  incentive stock options to purchase a total of 1,240,000 shares of the Company's common stock to certain key employees under the 2001 Stock Option Plan. The options vest and become exercisable over a three-year period. Exercise prices for the options range from $0.90 to $1.00 per share. The options expire ten (10) years from the date granted. Of those options granted in 2001, 715,000 lapsed unvested in 2002.

                           Pursuant to a November 27, 2001 Purchase Option
                  Agreement, the Company granted stock options to a former officer to purchase a total of 500,000 shares of the Company's common stock at an exercise price of $0.90 per share. These options are considered to be a part of the 1,240,000 options issued under the 2001 Stock Option Plan. The options vest and become exercisable over a three year period and expire on the earlier of thirty days after the expiration of the officer's employment agreement or on the fifth anniversary of the effective date of the agreement. The employment agreement was terminated effective October 3, 2002, and the stock options lapsed unvested.

                           During 2002, the Company's Board of Directors granted
                  incentive stock options to purchase a total of 815,000 shares of the Company's common stock to certain key employees under the 2001 Stock Option Plan. The options vest and become exercisable over a three-year period. Exercise prices for the options range from $0.90 to $2.50 per share. The options expire ten (10) years from the date granted. Of the options granted in 2002, 50,000 lapsed unvested. As of December 31, 2002, options to purchase a total of 765,000 shares had lapsed unvested.

                           During 2002, the Company granted options outside of
                  the Plan to purchase a total of 1,100,000 shares of the Company's common stock to certain former employees of GRMG, key employees, and consultants. Options with respect to 560,000 shares vested immediately, and the remaining options vest based on certain time and performance criteria. Exercise prices for the options range from $1.00 to $1.92 per share. As of December 31, 2002, options to purchase 50,000 shares had been exercised.

                           During 2001, the Company granted warrants to purchase
                  670,000 shares of common stock and 650,000 shares of Series A preferred stock (convertible into common stock on a one-for-one basis) at purchase prices ranging from $0.05 to $1.20 per share. The warrants vested at the date of grant. In

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 -         STOCK OPTIONS AND WARRANTS (CONTINUED)

                  December 2001, 600,000 common stock warrants were exercised to reduce by $30,000 the balance of a promissory note payable to the individual who exercised the warrants.

                           During 2002, the Company granted warrants to purchase
                  1,947,109 shares of common stock at purchase prices ranging from $1.00 to $1.50 per share. Warrants with respect to 527,734 shares vested immediately, and the remaining warrants vest based on certain time and performance criteria. As of December 31, 2002, warrants to purchase a total of 1,250,127 shares lapsed unvested.

                           Summary information with respect to the stock options
                  and warrants is summarized below:

                                                                           WEIGHTED-
                                                                           AVERAGE
                                                                           EXERCISE
                                                                SHARES      PRICE
                                                             -----------   ---------
                  Options granted in 2001                     1,240,000    $   0.91
                  Options exercised in 2001                          --          --
                                                             -----------
                  Options outstanding, December 31, 2001      1,240,000    $   0.91
                  Options granted in 2002                     1,915,000    $   1.43
                  Options exercised in 2002                          --          --
                  Options forfeited in 2002                    (815,000)   $   0.92
                                                             -----------
                  Options outstanding, December 31, 2002      2,340,000    $   1.33
                                                             ===========

                  Warrants granted in 2001                    1,320,000    $   0.56
                  Warrants exercised in 2001                   (600,000)   $   0.05
                                                             -----------
                  Warrants outstanding, December 31, 2001       720,000    $   0.98
                  Warrants granted in 2002                    1,947,109    $   1.39
                  Warrants exercised in 2002                         --          --
                  Warrants forfeited in 2002                 (1,100,127)   $   1.50
                                                             -----------
                  Warrants outstanding, December 31, 2002     1,566,982    $   1.12
                                                             ===========




                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 -         STOCK OPTIONS AND WARRANTS (CONTINUED)

                  Options exercisable, December 31,2001              --    $     --
                  Warrants exercisable, December 31,2001        720,000    $   0.98

                  Options exercisable, December 31,2002       1,211,664    $   1.29
                  Warrants exercisable, December 31,2002      1,566,982    $   1.12

                           The following table summarizes information about
                  stock options outstanding and exercisable at December 31, 2002 and 2001:

                                                         2002                2001
                                                     --------------    --------------
                  Range of exercise prices           $0.90 to $2.50    $0.90 to $1.00
                  Options outstanding                     2,340,000         1,240,000

                  Options exercisable                     1,211,664                --

                  Weighted average remaining
                    contractual life                     4.06 years        7.05 years
                  Weighted average exercise price:
                    Options outstanding              $         1.33    $         0.91
                    Options exercisable              $         1.29    $           --

                           The Company has elected to use the intrinsic value
                  based method of Accounting Principles Board Opinion No. 25, as allowed under Statement of Financial Accounting Standards
                  (SFAS) No. 123 "Accounting for Stock-Based Compensation" to account for its employee stock-based compensation plan. No compensation expense was recognized for the stock options in 2002 or 2001, as the exercise price was equal to the market value of the underlying shares at the measurement date. The following table illustrates the effect on net loss had compensation expense been recorded using the accounting method recommended by SFAS 123:

                                                                   2002           2001
                                                               ------------   ------------
                  Net loss as reported                         $(6,258,650)   $(1,513,104)
                  Deduct: Total stock-based employee
                      compensation expensed determined

                      under fair value based method for
                      all awards, net of related tax effects      (104,933)      (139,642)
                                                               ------------   ------------
                  Proforma net loss                            $(6,363,583)   $(1,652,746)
                                                               ============   ============

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 -         STOCK OPTIONS AND WARRANTS (CONTINUED)

                  Loss per share:
                    Basic and diluted, as reported          $ (0.47)    $ (0.38)
                    Basic and diluted, pro forma            $ (0.47)    $ (0.42)

                           The fair value of stock options granted in 2002 and
                  2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:

                                                               2002         2001
                                                            -----------  -----------
                  Weighted average fair value               $     0.28   $     0.11
                  Weighted average expected volatility          30.20%       29.03%
                  Weighted average risk free interest rate       3.40%        4.74%
                  Weighted average expected lives           4.06 years   7.18 years

NOTE 15 -         CONCENTRATIONS OF CREDIT RISK

                           Financial instruments which potentially subject the
                  Company to concentrations of credit risk consist primarily of trade receivables with domestic and foreign customers.

                           In 2001 two customers accounted for 80% of the
                  subsidiaries' sales. In 2002, these same two customers accounted for 45% of the Company's sales. An additional customer from Shumate Machine accounted for an additional 23% of the Company's sales. These three customers accounted for 39% of the accounts receivable balance as of December 31, 2002. Historically foreign customers have historically only accounted for about 5% of the Company's sales.

                           While the Company generally does not require
                  collateral from its customers, management performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, which when realized, have been within the range of management's expectations.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 16 -         RELATED PARTY TRANSACTIONS

                           The Company leases its Broken Arrow, Oklahoma
                  facility from a shareholder. This lease was revised on June 27, 2002 with monthly payments of $8,000 and expires on March, 31, 2004. Rental expense on this lease amounted to $116,400 for the period ending December 31, 2002. In 2003, this lease has been renegotiated to expire on March 31, 2003.

                           During 2001, 100,000 shares of common stock, valued
                  at par, were issued to officers of the Company in exchange for consulting services.

                           During 2001, the Company received $198,000 in cash
                  loans from stockholders. Additionally, during 2002, stockholders made cash loans to the Company in the amount of $510,000. At December 31, 2002, the total amount of notes payable to stockholders resulting from cash loans and acquisitions was $3,494,453.

                           The December 31, 2001 balance sheet includes a
                  receivable from an officer of $32,299. The receivable pertains to a promissory note that was recorded on the books of Excalibur Steel, Inc., prior to its acquisition by the Company. The note was paid off by the officer in 2002.

                           The December 31, 2002 balance sheet includes a
                  receivable from officers of $170,218. This receivable pertains to shareholder receivable that was recorded on the books of Shumate Machine Works prior to acquisition by the Company.

                           The December 31, 2002 balance sheet includes a
                  receivable from officers of $35,528 for reimbursement of expenses. A plan of repayment has been established.

                           The Company leases its Tulsa operating facility from
                  a stockholder. The lease term is 5 years, with current monthly lease payments of $18,120.

                           The Company leases its Shumate facility in Magnolia
                  from a shareholder. This lease required monthly payments of $5,000. (See Note 18).

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 17 -         INCOME TAXES

                           The Company has incurred net operating losses since
                  inception and has a net operating loss carryforward of approximately $7,500,000 at December 31, 2002, expiring in years beginning in 2021. As of December 31, 2002, the Company had a net deferred tax asset of $2,190,575. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

                           Significant components of the Company's deferred tax
                  assets and liabilities as of December 31, 2002 and 2001:

                                                           2002            2001
                                                      --------------  --------------
                  Deferred tax asset:
                     Net operating loss carryforward  $   2,550,000   $     580,610
                     Valuation allowance                 (2,190,575)       (549,590)
                                                      --------------  --------------
                                                            359,425          31,020
                                                      --------------  --------------

                  Deferred tax liabilities:
                     Book-to-tax differences:
                        Accumulated amortization
                              of goodwill                    82,402           5,881
                        Accumulated depreciation            277,023          25,139
                                                      --------------  --------------
                                                            359,425          31,020
                                                      --------------  --------------

                  Net deferred tax asset              $          --   $          --
                                                      ==============  ==============

                  Net increase in valuation allowance $   1,640,985   $     549,590
                                                      ==============  ==============

                           Deferred taxes reflect a combined federal and state
                  tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 17 -         INCOME TAXES (CONTINUED)

                                                           2002            2001
                                                     --------------  --------------
                  Statutory federal income taxes
                      (refund)                       $  (1,821,614)  $    (565,424)
                  Book-to-tax differences:
                      Temporary differences                 59,425          31,020
                      Permanent differences               (178,796)        (15,186)
                  Valuation allowance                    1,640,985         549,590
                                                     --------------  --------------

                  Effective income taxes             $          --   $          --
                                                     ==============  ==============

NOTE 18 -         COMMITMENTS AND CONTINGENCIES

                           The Company leases its Tulsa, Broken Arrow, and Sand
                  Springs offices and manufacturing facilities and certain equipment under noncancelable operating leases, which expire on various dates through 2007. The Broken Arrow lease was renegotiated to be terminated as of March 31, 2003.

                           Excalibur Steel vacated the Sand Springs facility as
                  of January 31, 2003. A new tenant has already taken possession of this facility so the Company does not anticipate any additional liability related to this facility.

                           Beginning February 2003, Shumate Machine Works moved
                  from its Magnolia facility to a new leased facility in Conroe, Texas. The lease on the new facility is a five year lease at $19,600 per month. The Magnolia facility will be retained for an additional six months.

                           At December 31, 2002 future lease commitments total
                  $2,199,106, as follows:

                                        YEAR ENDING
                                        DECEMBER 31:
                                       -------------
                                            2003        $  495,786
                                            2004           452,640
                                            2005           452,640
                                            2006           452,640
                                            2007           325,800
                                         Thereafter         19,600
                                                        -----------

                                                        $2,199,106
                                                        ===========

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 18 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                           Rental expense for all leases amounted to
                  approximately $560,318 for the period ended December 31, 2002.

                           On November 21, 2001, a wrongful termination suit was
                  filed against one of the Company's subsidiaries. This case was dismissed in 2002.

                           The Company has been named in approximately 12
                  actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is $225,000. In the opinion of management, the outcome of these claims will not have a material effect on the Company's results of operations.

NOTE 19 -         GOING CONCERN

                           The Company's financial statements have been
                  presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, some of which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.

                           Management intends to seek equity financing in the
                  form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital in the second quarter of 2003. Such additional financing may not be available to the Company, when and if needed, or acceptable terms or at all.

                           The ability of the Company to continue as a going
                  concern is dependent on the success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 20 -         SEGMENT INFORMATION

                           Segment information has been prepared in accordance
                  with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on each subsidiary's operations within the group. Each subsidiary has individual capabilities in steel fabrication and unique customers to which each sells its manufactured products. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on the operating income before income taxes, excluding reorganization and restructuring charges, unusual gains and losses, and interest expense. Excalibur accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. During the period presented, no intersegment sales were consummated.

                           The Company's reportable segments are strategic
                  business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Information on the Company's business segments for the period ended December 31, 2002 was as follows:

                                                          2002          2001
                                                      ------------  ------------
                   SALES TO EXTERNAL CUSTOMERS
                     Excalibur Steel                  $ 4,160,931   $   491,333
                     Excalibur Services                 1,547,434         8,151
                     Excalibur Aerospace                3,490,134       305,491
                     Shumate Machine Works              3,545,124            --
                                                      ------------  ------------
                        TOTAL SALES                   $12,743,623   $   804,975
                                                      ============  ============

                   INTERSEGMENT SALES
                     Excalibur Steel                  $   360,356   $        --
                     Excalibur Services                    75,446            --
                     Excalibur Aerospace                   13,333            --
                     Shumate Machine Works                 14,213            --
                                                      ------------  ------------
                        TOTAL INTERSEGMENT SALES      $   463,348   $        --
                                                      ============  ============

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 20 -         SEGMENT INFORMATION (CONTINUED)

                                                                2002            2001
                                                             ------------   ------------
                  OPERATING PROFIT (LOSS)
                    Excalibur Steel                          $(1,080,830)   $  (364,693)
                    Excalibur Services                        (1,010,202)      (131,317)
                    Excalibur Aerospace                         (575,034)      (352,086)
                    Shumate Machine Works                        798,183             --
                                                             ------------   ------------
                       SUBTOTAL                               (1,867,883)      (848,096)
                    General corporate expenses                (3,929,544)      (625,977)
                                                             ------------   ------------
                       TOTAL OPERATING PROFIT (LOSS)         $(5,797,427)   $(1,473,073)
                                                             ============   ============

                  DEPRECIATION AND AMORTIZATION
                    Excalibur Steel                          $    58,754    $     4,829
                    Excalibur Services                            67,444          5,147
                    Excalibur Aerospace                          269,927         21,448
                    Shumate Machine Works                        274,579             --
                                                             ------------   ------------
                           SUBTOTAL                              670,704             --
                    General corporate expenses                     6,361             --
                                                             ------------   ------------

                       TOTAL DEPRECIATION AND AMORTIZATION   $   677,065    $    31,424
                                                             ============   ============

                  IDENTIFIABLE ASSETS
                    Excalibur Steel                          $   594,847    $   669,808
                    Excalibur Services                           819,595        529,890
                    Excalibur Aerospace                        3,689,504      4,763,547
                    Shumate Machine Works                      3,621,806             --
                                                             ------------   ------------
                       SUBTOTAL                                8,725,752      5,963,245
                    Corporate assets                             176,241         19,587
                                                             ------------   ------------
                       TOTAL ASSETS                          $ 8,901,993    $ 5,982,832
                                                             ============   ============

                  CAPITAL EXPENDITURES

                    Excalibur Steel                          $    34,177    $        --
                    Excalibur Services                            31,612             --
                    Excalibur Aerospace                           15,226             --
                    Shumate Machine Works                         60,103             --
                                                             ------------   ------------
                       SUBTOTAL                                  141,118             --
                    General corporate expenses                    75,608             --
                                                             ------------   ------------
                       TOTAL CAPITAL EXPENDITURES            $   216,726    $        --
                                                             ============   ============

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 20 -         SEGMENT INFORMATION (CONTINUED)

                                                                2002            2001
                                                             ------------   ------------
                  INTEREST EXPENSE
                    Excalibur Steel                          $    18,352    $       831
                    Excalibur Services                             1,392             --
                    Excalibur Aerospace                            1,363             --
                    Shumate Machine Works                         64,501             --
                                                             ------------   ------------
                       SUBTOTAL                                   85,608            831
                    General corporate expenses                   393,382         40,220
                                                             ------------   ------------
                       TOTAL INTEREST EXPENSE                $   478,990    $    41,051
                                                             ============   ============

                           Included in general corporate expenses are
                  professional fees, corporate executive salaries and related payroll costs, general insurance and other corporate expenses management has not deemed allocable to the individual operating units.

                  GEOGRAPHIC AREA INFORMATION

                           Sales are attributed to the United States and to all
                  foreign countries based on customer location (region of sale) and not on the geographic location from which goods were shipped (region of manufacture). Revenues from external customers attributable to an individual country, other than the United States were not material for disclosure. All locations of operations and facilities are within the United States. There were no significant sales to foreign customers for either period.

NOTE 21 -         SUBSEQUENT EVENTS

                           In the first quarter of 2003, the Company financed
                  its operations by issuing various unsecured term notes with an aggregate principal of approximately $345,321 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to March, 2003, as follows:

                                      Principal      Interest
                          Name          Amount         Rate      Maturity Date
                  ------------------- ----------    ----------   ---------------
                  WSHS, Inc.          $130,000        Prime +    Demand
                                                      1.5%
                  A. Earl Swift       $100,000        10%        March 5, 2003
                  A. Earl Swift       $105,000        10%        March 7, 2003
                  A. Earl Swift       $10,321         10%        March 18, 2003

                           EXCALIBUR INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 21 -         SUBSEQUENT EVENT (CONTINUED)

                           The proceeds of from these notes were used for
                  working capital. WSHS, Inc. is controlled by William S.H. Stuart, the Chairman and Chief Executive Officer of the Company.

                           Under the terms of Mr. Swift's notes, the
                  maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Directors and Shareholders of
Aero Weld, Inc.
Broken Arrow, Oklahoma

         We have audited the balance sheet of Aero Weld, Inc. (an Oklahoma Subchapter S corporation) as of November 20, 2001 and the statements of income, changes in stockholders' equity, and cash flows for the period January 1, 2001 to November 20, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aero Weld, Inc. as of November 20, 2001 and the results of its operations and its cash flows for the period January 1, 2001 to November 20, 2001 in conformity with those accounting principles generally accepted in the United States of America.

                                                    CROSS AND ROBINSON

                                                    /s/ Cross and Robinson

                                                    Certified Public Accountants

Tulsa, Oklahoma
August 2, 2002

                                 AERO WELD, INC.

                                  BALANCE SHEET

                                                                            NOVEMBER 20,
                                                                                2001
                                                                            ------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $1,139,715
   Accounts receivable, net of allowance for doubtful accounts of $63,557       867,817
   Receivable from employees, net of allowance for doubtful
      accounts of $45,000                                                         4,113
   Inventory                                                                    784,047
                                                                             ----------
            TOTAL CURRENT ASSETS                                              2,795,692

PROPERTY AND EQUIPMENT, NET - NOTES 3 AND 4                                     847,018
                                                                             ----------

            TOTAL ASSETS                                                     $3,642,710
                                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $  890,108
   Accrued liabilities                                                           84,707
   Current portion of long-term debt - Note 4                                   225,974
                                                                             ----------
            TOTAL CURRENT LIABILITIES                                         1,200,789
                                                                             ----------

LONG-TERM DEBT, NET OF CURRENT PORTION - NOTE 4                                 253,204
                                                                             ----------

STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 10,000 shares authorized; 500 shares
      issued and outstanding                                                        500
   Treasury stock, 250 shares, at cost                                           (5,100)
   Retained earnings                                                          2,193,317
                                                                             ----------
         TOTAL STOCKHOLDERS' EQUITY                                           2,188,717
                                                                             ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $3,642,710
                                                                             ==========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 AERO WELD, INC.

                                INCOME STATEMENT

                                                              FOR THE PERIOD
                                                              JANUARY 1, 2001
                                                              TO NOVEMBER 20,
                                                                   2001
                                                              ---------------

REVENUE                                                         $9,085,097

COST OF GOODS SOLD                                               5,293,261
                                                                ----------

GROSS PROFIT                                                     3,791,836

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                    1,150,331
                                                                ----------

OPERATING INCOME                                                 2,641,505

OTHER INCOME (EXPENSE)
   Interest income                                                   4,687
   Rent income                                                      12,220
   Interest expense                                                (38,224)
   Loss on sale of fixed asset                                     (10,179)
                                                                ----------

      NET INCOME                                                $2,610,009
                                                                ==========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 AERO WELD, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 2001 TO NOVEMBER 20, 2001

                                 COMMON STOCK
                               ---------------   TREASURY    RETAINED
                               SHARES   AMOUNT    STOCK      EARNINGS        TOTAL
                               ------   ------   --------   -----------   -----------

BALANCE, DECEMBER 31, 2000       500     $500     $(5,100)  $ 2,200,845   $ 2,196,245

Net income                        --       --          --     2,610,009     2,610,009
Distributions to stockholder      --       --          --    (2,617,537)   (2,617,537)
                                 ---     ----     -------   -----------   -----------

BALANCE, NOVEMBER 20, 2001       500     $500     $(5,100)  $ 2,193,317   $ 2,188,717
                                 ===     ====     =======   ===========   ===========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 AERO WELD, INC.

                             STATEMENT OF CASH FLOWS

                                                              FOR THE PERIOD
                                                              FROM JANUARY 1,
                                                                  2001 TO
                                                                NOVEMBER 20,
                                                                    2001
                                                              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers and others                      $ 8,734,484
   Interest received                                                  4,687
   Cash paid to suppliers and employees                          (5,794,589)
   Interest paid                                                    (38,224)
                                                                -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,906,358
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of property                                90,000
   Purchases of fixed assets                                        (13,884)
                                                                -----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                      76,116
                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line-of-credit                                     237,000
   Repayment of long-term debt                                      (26,170)
   Repayment of line-of-credit                                      (50,000)
   Repayment of capital lease obligations                           (62,671)
   Distributions to stockholder                                  (2,617,536)
                                                                -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  (2,519,377)
                                                                -----------

NET INCREASE IN CASH                                                479,709

CASH AT BEGINNING OF PERIOD                                         676,618
                                                                -----------

CASH AT END OF PERIOD                                           $ 1,139,715
                                                                ===========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                AERO WELD, INC.

                             STATEMENT OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

   NET INCOME                                                   $2,610,009
                                                                ----------

   Adjustments to Reconcile Net Income to Net
   Cash Used by Operating Activities:
      Depreciation                                                 260,170
      Provision for bad debts                                       83,557
      Loss on disposal of property                                  10,179
      Changes in certain assets and liabilities:
         Increase in accounts receivable                          (327,640)
         Increase in related party receivables                     (35,193)
         Increase in inventories                                  (325,212)
         Increase in accounts payable                              550,788
         Increase in accrued liabilities                            79,700
                                                                ----------
TOTAL ADJUSTMENTS                                                  296,349
                                                                ----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                    $2,906,358
                                                                ==========

NONCASH INVESTING ACTIVITIES:
   Original cost of assets sold                                 $  165,000
   Accumulated depreciation of assets sold                      $  (64,821)

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 AERO WELD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 20, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aero Weld, Inc. (referred to herein as the "Company") is based in Broken Arrow, Oklahoma and is engaged in custom precision machining, custom metal fabrication and the manufacture of aircraft training equipment. The Company's primary customers are international and domestic military and commercial airlines and a flight simulation training company. Sales are made on an unsecured basis on credit terms determined by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements of the Organization have been prepared on the accrual basis of accounting as of November 20, 2001 and for the period January 1, 2001 to November 20, 2001. As disclosed in Note 8, the Company sold a significant portion of its assets and liabilities to another company on November 20, 2001.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue is generally recognized upon shipment of the completed job, at which time title passes to the customer. Revenue from the few fixed-price, long-term contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost at completion for each contract. This method is used because management considers the "cost to cost" method the most appropriate in the circumstances. Revenues are recorded net of returns, allowances and discounts.

INCOME TAXES

     The Company has elected and the shareholder has consented to be taxed as a "Small Business Corporation" under Section 1362 of the Internal Revenue Code. Accordingly, no provision of income taxes is included in the accompanying financial statements as income of the Company is taxable to the shareholder.

CASH AND CASH EQUIVALENTS

     The Company considers all cash and short-term cash investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market value, using the specific identification method. Cost of work-in-process includes labor, materials and production overhead.

                                 AERO WELD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 20, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for internal production of tools that have continuing value are capitalized. Capitalized tooling costs include labor, materials and production overhead. Expenditures for tools with no future value and maintenance and repairs are charged to expense as incurred. Depreciation is computed using various methods based upon the estimated useful lives of the assets as follows:

     Equipment                         4-7 years
     Computer equipment                3-7 years
     Tooling and vehicles              3-5 years
     Buildings                       12-31 years

     Depreciation of assets under capital leases is included in depreciation expense. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

WARRANTY AND RETURN POLICY

     The Company makes no warranty on the precision machining and metal fabrication beyond the customer's receipt of those items. The Company's warranty policy on training equipment generally provides 36 month coverage, subject to certain restrictions, for parts found to be defective due to Aero Weld's workmanship or the use of materials inferior to that required by Aero Weld's manufacturing techniques. Based on past experience, management has not provided for a reserve for warranty work on structures sold.

ADVERTISING

     Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense for the period January 1, 2001 to November 20, 2001 was $48,259.

COMPENSATED ABSENCES

     Employees of the Company are entitled to paid vacation after one year of service. Compensated absences for vacation pay have not been accrued since they cannot be reasonably estimated. The Company's policy is to recognize these costs when actually paid.

ACCOUNTS RECEIVABLE

     Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. Management periodically reviews accounts receivable and determines whether receivables are past due or delinquent based on contractual terms or how recently payments have been received.

                                 AERO WELD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 20, 2001

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     At November 20, 2001, property, plant and equipment consisted of the following:

          Equipment                                $ 1,663,398
          Computer equipment                             9,329
          Automotive equipment                          97,641
          Land and buildings                           642,774
          Improvements                                 253,862
                                                   ------------
                                                     2,667,004
          Less accumulated depreciation and
             amortization                           (1,819,986)
                                                   ------------

                                                   $   847,018
                                                   ============

     Depreciation and amortization expense for the period January 1, 2001 to November 20, 2001 was $260,170.

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

LONG-TERM DEBT

     Long-term debt consists of the following at November 20, 2001:

        Advances on $350,000 line of credit from a bank, with
           interest at prime plus 1.00% (6.0% at November 20,
           2001) and a maturity date of November 5, 2002. The
           credit line is secured by all assets of the Company.       $ 187,000

        Term note payable to a bank, interest at prime rate
           plus 1.50% (6.5% at November 20, 2001), with payments
           of $3,257 per month and a final payment of $215,569
           when the note matures on May 9, 2003. The note is
           collateralized by real estate.                               248,866

        Term note payable to a bank, interest at 8.50%, with
           payments of $1,478 per month and a maturity date of
           August 1, 2004. This note is collateralized by
           equipment.                                                    43,312
                                                                      ----------

        Total long-term debt                                            479,178
        Current portion of long-term debt                              (225,974)
                                                                      ----------

        Long-term debt, net of current portion                        $ 253,204
                                                                      ==========

     Aggregate future principal maturities of long-term debt are as follows:

               November 20,
                   2002            $225,974
                   2003             240,647
                   2004              12,557
                                   ---------

                                   $479,178
                                   =========

                                 AERO WELD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 20, 2001

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

CAPITAL LEASES

     The Company has acquired certain equipment with an original cost of $339,389 under various capital lease arrangements. All of the leases expired during the period January 1, 2001 to November 20 2001 and the Company now owns the equipment outright. The equipment has been fully depreciated. No other capital lease obligations existed at November 20, 2001.

NOTE 5 - BENEFIT PLAN

     The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Company contributions are made at the discretion of management. As of August 2, 2002 (date of independent auditor's report), the Company had not made a matching contribution for 2001.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables with customers.

     One customer accounted for approximately 76% of the Company's total sales for the period January 1, 2001 to November 20, 2001. Two customers accounted for 86% of the Company's November 20, 2001 trade accounts receivable. While the Company generally does not require collateral from its customers, management performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, which when realized, have been within the range of management's expectations.

     The Company maintains its cash deposits in a single financial institution in Tulsa, Oklahoma, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). At November 20, 2001, the maximum loss that would have resulted from that risk totaled $205,932 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company purchased certain equipment at a total cost of $625,000 from its sole stockholder in 2000. The stockholder had previously pledged the equipment as collateral on two personal loans, the proceeds of which had been used by the stockholder to finance the initial purchases of the equipment. As of November 20, 2001, the original promissory notes totaling $440,040 were still collateralized by the Company's equipment. The aggregate principal balance of the notes at November 20, 2001 was $300,034. The notes were paid off by the stockholder in January 2002.

     During 2001, the Company leased property owned by its sole stockholder through a non-cancelable lease, which expired on October 31, 2001. The Company made lease payments of $75,000 during 2001.

                                 AERO WELD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 20, 2001

NOTE 8 - SUBSEQUENT EVENTS

     On November 20, 2001, the Company entered into an agreement with Excalibur Aerospace, Inc. ("Excalibur"), an Oklahoma corporation, whereby Aero Weld, Inc. would sell substantially all of its assets, other than real property, to Excalibur for a purchase price of $5,468,388, including $1,250,000 of cash, promissory notes totaling $3,218,388, and 1,000,000 shares of common stock valued at $1.00 per share. After the acquisition, Excalibur Aerospace, Inc. would operate under the Aero Weld name. In accordance with the acquisition agreement, Aero Weld, Inc. retained the following assets and liabilities:

          Cash                                                    $856,327
          Employee receivables, net of allowance for
             doubtful accounts of $45,000                         $  4,113
          Land, building, and improvements                        $627,328
          Accounts payable and accruals                           $111,568
          Notes payable                                           $479,178

     In December 2001 and January 2002, the Company paid certain expenses totaling $544,614 on behalf of Excalibur. Excalibur issued two promissory notes in the amounts of $342,285 and $202,329 representing the December 2001 and January 2002 payments, respectively. These notes were ultimately repaid by Excalibur pursuant to a June 27, 2002 agreement between the Company and Excalibur. Conversely, during the same period, Excalibur paid certain expenses totaling $246,164 on behalf of the Company. Of these expenses, $185,641 are included in the Company's accounts payable balance at November 20, 2001. Under the June 27, 2002 agreement, these expenses were offset against amounts owed by Excalibur to the Company under the November 20, 2001 purchase agreement.

     The acquisition agreement further provides for a consulting agreement between Excalibur and Tommy Worth, who was the sole stockholder at November 20, 2001. The agreement, as amended on June 27, 2002, provides for a monthly consulting fee to be paid to Mr. Worth based upon gross revenues generated by Excalibur Aerospace, with a maximum fee of $65,000 per month. The agreement expires March 31, 2012. The maximum aggregate amount the Company would pay the seller under the agreement is $2,500,000.

     Pursuant to the June 27, 2002 agreement, Excalibur signed a two year agreement to lease the Broken Arrow, Oklahoma operating facility, from the Company at $8,000 per month.

                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Shareholders of
Shumate Machine Works, Inc.
Magnolia, Texas

         We have audited the balance sheet of Shumate Machine Works, Inc. (a Texas corporation) as of December 31, 2001 and the statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shumate Machine Works, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with those accounting principles generally accepted in the United States of America.

                                                    CROSS AND ROBINSON

                                                    /s/ Cross and Robinson

                                                    Certified Public Accountants

Tulsa, Oklahoma
March 6, 2002

                           SHUMATE MACHINE WORKS, INC.

                                  BALANCE SHEET

                                                                            DECEMBER 31,
                                                                                2001
                                                                            ------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $  206,356
   Accounts receivable, net of allowance for doubtful accounts of $10,000       194,718
   Receivable from officers                                                     155,442
   Inventories - Note 3                                                          55,583
                                                                             ----------
      TOTAL CURRENT ASSETS                                                      612,099

PROPERTY AND EQUIPMENT, NET - NOTE 4                                          1,245,653
                                                                             ----------

         TOTAL ASSETS                                                        $1,857,752
                                                                             ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             180,075
   Current portion of capital lease obligations - Note 5                        250,583
   Accrued liabilities                                                           19,976
   Income taxes payable                                                         116,737
   Deferred income tax - Note 9                                                  40,108
                                                                             ----------
      TOTAL CURRENT LIABILITIES                                                 607,479
                                                                             ----------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION - NOTE 5                      700,169
                                                                             ----------
DEFERRED INCOME TAX, NET OF CURRENT PORTION - NOTE 9                            109,150
                                                                             ----------

SHAREHOLDERS' EQUITY
   Common stock, no par value, 1,000 shares
      authorized, issued, and outstanding                                         1,000
   Retained earnings                                                            439,954
                                                                             ----------
TOTAL SHAREHOLDERS' EQUITY                                                      440,954
                                                                             ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,857,752
                                                                             ==========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                     2001         2000
                                                  ----------   ----------

REVENUES                                          $2,840,293   $1,668,056

COST OF SALES                                      2,003,884      796,409
                                                  ----------   ----------

   GROSS PROFIT                                      836,409      871,647

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         554,506      634,978
                                                  ----------   ----------

      OPERATING INCOME                               281,903      236,669

OTHER INCOME (EXPENSE)
   Interest expense                                  (75,182)     (19,204)
                                                  ----------   ----------

NET INCOME BEFORE INCOME TAX                         206,721      217,465

PROVISION FOR INCOME TAXES                            63,054       63,438
                                                  ----------   ----------

         NET INCOME                               $  143,667   $  154,027
                                                  ==========   ==========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                               COMMON STOCK
                             ---------------   RETAINED
                             SHARES   AMOUNT   EARNINGS     TOTAL
                             ------   ------   --------   --------

BALANCE, DECEMBER 31, 1999    1,000   $1,000   $142,260   $143,260

   Net income                    --       --    154,027    154,027
                              -----   ------   --------   --------

BALANCE, DECEMBER 31, 2000    1,000    1,000    296,287    297,287

   Net income                    --       --    143,667    143,667
                              -----   ------   --------   --------

BALANCE, DECEMBER 31, 2001    1,000   $1,000   $439,954   $440,954
                              =====   ======   ========   ========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                            STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:              2001          2000
                                               -----------   -----------
Cash received from customers                     2,866,447   $ 1,490,894
Cash paid to suppliers and employees            (2,396,242)   (1,307,250)
Interest paid                                      (75,183)      (19,204)
Income taxes paid                                       --        (1,909)
                                               -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          395,022       162,531
                                               -----------   -----------

CASH USED BY INVESTING ACTIVITIES:
Property and equipment purchases                   (28,980)      (55,819)
                                               -----------   -----------

CASH USED BY FINANCING ACTIVITIES:
Payments on capital lease obligations             (210,802)      (67,782)
                                               -----------   -----------

NET CASH PROVIDED                                  155,240        38,930

CASH AT BEGINNING OF YEAR                           51,116        12,186
                                               -----------   -----------

CASH AT END OF YEAR                            $   206,356   $    51,116
                                               ===========   ===========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                            STATEMENTS OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH                 FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
PROVIDED BY OPERATING ACTIVITIES:                                2001        2000
                                                              ---------   ---------
Net income                                                    $ 143,667   $ 154,027
                                                              ---------   ---------
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                117,448      50,346
   Deferred income taxes                                        124,948      98,797
   Provision for bad debt                                        10,000          --
   (Increase) decrease in accounts receivable                   134,414    (221,361)
   (Increase) decrease in related party receivables            (108,261)     44,199
   (Increase) decrease in inventories                           (29,923)     (6,576)
   Increase (decrease) in accounts payable                       59,535      72,804
   Increase (decrease) in income taxes payable                  (61,895)    (35,360)
   Increase (decrease) in other accrued liabilities               5,089       5,654
                                                              ---------   ---------

      Total adjustments                                         251,355       8,504
                                                              ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 395,022   $ 162,531
                                                              =========   =========

SUPPLEMENTAL DISCLOSURES:
Non-cash transactions affecting investing
and financing activities:
Equipment purchased under capital leases                      $ 432,598   $ 623,991
                                                              =========   =========

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Shumate Machine Works, Inc. (referred to herein as the "Company") is based in Magnolia, Texas and is engaged in close tolerance machining of metals. The Company's primary customers are located in the Gulf Coast Region and generally operate in oil field-related industries. The Company's tax year ends on May 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue is generally recognized upon shipment of the completed job, at which time title passes to the customer. Revenues are recorded net of returns, allowances and discounts.

INCOME TAXES

     The Company reports on the cash basis for income tax purposes. For financial reporting purposes, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

CASH AND CASH EQUIVALENTS

     The Company considers all cash and short-term cash investments with original maturities of three months or less to be cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks in accordance with the Company's cash management policies.

INVENTORIES

     Inventories are stated at the lower of cost or market value, using the specific identification method. Cost of work-in-process and finished goods includes labor, materials and production overhead.

LEASES

     Leases that transfer substantially all of the risks and benefits of ownership are capital leases. Other leases are operating leases. Capital leases are included in property and equipment at cost, and are amortized using the straight-line method over their estimated useful lives. The related capital lease obligations are recorded at the present value of the future minimum lease payments.

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

          Furniture and equipment              7 years
          Machinery                           10 years

     Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

     Depreciation of assets under capital leases is included in depreciation expense.

ADVERTISING

     Advertising costs, which are principally included in selling expenses, are expensed as incurred. Advertising expense for 2001 and 2000 was $5,788 and $4,885, respectively.

COMPENSATED ABSENCES

     Employees of the Company are entitled to paid vacation after one year of service. Compensated absences for vacation pay have not been accrued since they cannot be reasonably estimated. The Company's policy is to recognize these costs when actually paid.

NOTE 3 - INVENTORIES

     Components of inventories are as follows at December 31, 2001:

               Work-in-process            $24,176
               Finished goods              31,407
                                          -------

                                          $55,583
                                          =======

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001:

               Furniture and equipment             $   22,445
               Machinery                            1,371,499
               Leasehold improvements                  99,256
                                                   -----------
                                                    1,493,200
               Less accumulated depreciation and
                  amortization                       (247,547)
                                                   -----------

                                                   $1,245,653
                                                   ===========

     Depreciation and amortization expense for 2001 and 2000 was $117,448 and $50,346 respectively.

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - CAPITAL LEASE OBLIGATIONS

     The Company has entered into capital leases for certain equipment. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates between 6.6% and 11.52%. The capitalized cost and accumulated depreciation of this equipment at December 31, 2001 was $1,291,334 and $184,848, respectively.

     Future minimum payments under capital leases are as follows:

          YEAR ENDING DECEMBER 31,
          ------------------------
          2002                                             $  326,429
          2003                                                312,982
          2004                                                267,581
          2005                                                143,921
          2006                                                 63,129
                                                           ----------
          Total future minimum lease payments               1,114,042
          Amount representing interest                        163,290
                                                           ----------
          Present value of future minimum lease payments      950,752
          Current portion                                     250,583
                                                           ----------
          Long-term portion                                $  700,169
                                                           ==========

     Total interest expense on the long-term capital lease obligations for the years ended December 31, 2001 and 2000 was approximately $75,183 and $19,204, respectively.

NOTE 6 - BENEFIT PLAN

     The Company maintains a SIMPLE IRA pension plan, which is open to all employees who wish to participate. The Company will contribute a matching contribution to each eligible employee's Simple IRA of forty cents for each dollar the employee contributes up to a limit of 15% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2001 and 2000 were $15,825 and $14,761, respectively.

NOTE 7 - CONCENTRATIONS OF RISK

     The revenue from two customers comprised approximately 51% of sales in 2001. Two customers accounted for approximately 67% of the Company's total sales in 2000.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables with customers.

     At December 31, 2001, approximately 51% of accounts receivable was for one customer. While the Company generally does not require collateral from its customers, management performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, which when realized, have been within the range of management's expectations.

     The Company maintains its cash deposits in a single financial institution in Houston, Texas, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). At December 31, 2001, the maximum loss that would have resulted from that risk totaled $126,790 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           SHUMATE MACHINE WORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company leases its office and manufacturing facility from a stockholder on a month-to-month basis. The Company made lease payments of $52,000 and $36,000 for the years ended December 31, 2001 and 2000, respectively.

     Certain personal expenditures of the Company's officers have been paid by the Company. These expenditures are reflected as receivables on the balance sheet. The Company's officers intend to reimburse the Company for these expenditures in 2002.

NOTE 9 - INCOME TAXES

     Significant components of the Company's deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

                                                       2001         2000
                                                    ----------   ----------
          Book-to-tax differences, depreciation     $ 109,150    $  53,673
          Cash-to-accrual conversion                   40,108      102,002
                                                    ----------   ----------

                                                    $ 149,258    $ 155,675
                                                    ==========   ==========

     Deferred taxes reflect a federal tax rate of approximately 35%. A reconciliation between the amount of federal income taxes, based on a thirty five percent (35%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                                                       2001         2000
                                                    ----------   ----------
          Statutory federal income taxes (refund)   $  78,770    $   9,298
          Book-to-tax differences, depreciation        55,477       27,987
          Cash-to-accrual conversion                  (71,193)      26,153
                                                    ----------   ----------

          Effective income taxes                    $  63,054    $  63,438
                                                    ==========   ==========

NOTE 10 - EVENT SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT (UNAUDITED)

     On March 29, 2002, the Company was purchased by Excalibur Holdings, Inc., a Texas corporation. The aggregate purchase price was $2,225,000, including $250,000 in cash, $250,000 in promissory notes and 1,150,000 shares of its common stock valued at $1,725,000.

      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.