Form 10QSB
period 2003-03-31
EXCALIBUR INDUSTRIES INC
filed 2003-05-20
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

                               ___________________

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

As of May 19, 2003, 15,103,284 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

================================================================================
                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                  MARCH 31, 2003
                                                                   -------------
CURRENT ASSETS
   Cash and cash equivalents                                       $     61,121
   Accounts receivable, net of allowance for doubtful
     accounts of $100,000                                             1,060,498
   Receivable from related parties                                      245,201
   Inventories                                                          906,001
                                                                   -------------
         TOTAL CURRENT ASSETS                                         2,272,821
                                                                   -------------

PROPERTY, PLANT, AND EQUIPMENT, NET                                   4,587,704
INTANGIBLE ASSETS, NET                                                1,390,169
GOODWILL                                                              3,463,415
OTHER ASSETS                                                            327,798
                                                                   -------------
                 TOTAL ASSETS                                      $ 12,041,907
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $  4,286,090
    Cash overdrafts                                                     125,000
    Current portion of long-term debt                                 3,683,430
    Notes payable to officers and directors                             981,657
    Current portion of capital lease obligations                        161,296
                                                                   -------------
         TOTAL CURRENT LIABILITIES                                    9,237,473
                                                                   -------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                3,972,721
                                                                   -------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       162,008
                                                                   -------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001, par value, 10,000,000 shares
      authorized, no shares issued or outstanding                            --
    Common stock, $0.001 par value 50,000,000 shares
      authorized 15,070,784 shares issued and outstanding                15,070
    Subscriptions receivable                                            (20,084)
    Additional paid-in capital                                        7,929,952
    Retained earnings (deficit)                                      (9,255,233)
                                                                   -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (1,330,295)
                                                                   -------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 12,041,907
                                                                   =============

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.


                    EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         2003            2002
                                                      (EXCALIBUR      (EXCALIBUR
                                                      INDUSTRIES)      HOLDINGS)
                                                     -------------   -------------
REVENUES                                             $  1,965,110    $  3,626,307

COST OF SALES                                           2,351,567       2,722,981
                                                     -------------   -------------

         GROSS PROFIT (LOSS)                             (386,457)        903,326

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                908,363         755,185
                                                     -------------   -------------

OPERATING INCOME (LOSS)                                (1,294,820)        148,141

OTHER INCOME (EXPENSE)
Interest expense                                         (188,790)        (89,059)
Other, net                                                    131             218
                                                     -------------   -------------

         NET INCOME (LOSS)                           $ (1,483,479)   $     59,300
                                                     =============   =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE   $       (.10)   $        .01
                                                     =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     Basic                                             14,813,419      10,720,800
     Diluted                                           14,813,419      14,428,089

  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.


                              EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------
                                                                              2003          2002
                                                                           (EXCALIBUR    (EXCALIBUR
                                                                           INDUSTRIES)    HOLDINGS)
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET INCOME (LOSS)                                                    $(1,483,479)   $    59,300
                                                                          ------------   ------------

     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depreciation                                                          197,000         92,605
        Amortization of intangible assets                                       5,000             --
        Provision for bad debt                                                 48,885             --
        Common stock issued as employee bonus                                     200             --
        (Increase) decrease in accounts receivable                            187,430     (1,885,166)
        (Increase) decrease in receivables from shareholders                  (39,455)            --
        (Increase) decrease in inventories                                    216,360       (253,765)
        (Increase) decrease in other assets                                    48,267       (419,133)
        Increase (decrease) in cash overdrafts                                 28,665             --
        Increase (decrease) in accounts payable and accrued liabilities       791,956        852,877
                                                                          ------------   ------------

            Total adjustments                                               1,484,308     (1,612,582)
                                                                          ------------   ------------

                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                829     (1,553,282)
                                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of fixed assets                                               (143,552)      (132,198)
     Acquisition of Shumate Machine Works, net of cash                             --       (219,897)
                                                                          ------------   ------------

                  NET CASH USED BY INVESTING ACTIVITIES                      (143,552)      (352,095)
                                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   --      2,166,403
     Payments on notes payable and capital lease obligations                 (264,454)      (271,852)
     Proceeds from notes payable - stockholders                               545,321             --
     Payments on notes payable - stockholders                                (119,048)            --
     Issuance of common stock                                                  50,000        250,000
     Cost of raising capital                                                   (7,975)            --
                                                                          ------------   ------------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                   203,844      2,144,551
                                                                          ------------   ------------

                  NET INCREASE (DECREASE) IN CASH                              61,121        239,174

         CASH AT BEGINNING OF PERIOD                                               --         67,256
                                                                          ------------   ------------

                  CASH AT END OF PERIOD                                   $    61,121    $   306,430
                                                                          ============   ============

            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED
                                         FINANCIAL STATEMENTS.

                                                  4




SUPPLEMENTAL DISCLOSURES:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    --------------------
                                                                      2003       2002
                                                                    ---------  ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Debt converted into equity                                      $     --   $ 48,500
    Common stock issued to satisfy prior year accrued liabilities
      relating to acquisition of subsidiary                         $440,973   $     --

CASH PAID DURING THE PERIOD FOR INTEREST                            $151,194   $ 89,059

     ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                                            5

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

         These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.

         The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, due to the Company's significant operating losses, acquisition and operating debt, some of which is in default, and net capital deficiency, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The Company has minimum liquidity and access to cash and its ability to continue as a going concern is highly dependent on the success of its ability to raise additional equity capital or to finance its operations through the use of debt instruments. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - NET INCOME (LOSS) PER SHARE

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

         The computations of basic and diluted earnings (loss) per common share are as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------

     Net loss attributable to common shares        $ (1,483,479)   $     59,300
                                                   =============   =============

     Weighted average common shares outstanding:
          Basic                                      14,813,419      10,720,800
          Effect of dilutive securities                      --      (3,707,289)
                                                   -------------   -------------
          Diluted                                    14,813,419      14,428,089
                                                   =============   =============

     Basic and diluted loss per common share       $      (0.10)   $       0.01
                                                   =============   =============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2 - NET INCOME (LOSS) PER SHARE (CONTINUED)

         The outstanding common stock options and warrants were not included in the computation of diluted loss per share for the three months ended March 31, 2003 because the effect of their inclusion would be antidilutive. The calculation of diluted loss per share at March 31, 2002 assumes the conversion of the outstanding convertible preferred stock, common stock options, and warrants.

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

         Property, Plant, and Equipment at March 31, 2003 is summarized as follows:

                  Shop Equipment                                  $   4,891,017
                  Furniture & Fixtures                                  310,246
                  Vehicles                                               81,300
                  Leasehold Improvements                                130,218
                  Land                                                    5,000
                                                                  --------------

                           Total                                      5,417,781

                  Less: Accumulated Depreciation                       (830,077)
                                                                  --------------

                  Net Property, Plant, and Equipment              $   4,587,704
                                                                  ==============

         Depreciation expense for the three months ending March 31, 2003 was $197,000.

NOTE 4 - NOTES PAYABLE

                  Notes Payable consists of the following at March 31, 2003:

     Bank Line of Credit. Interest is payable monthly, calculated at the higher of 6% or the Prime Rate plus one percent. The line of credit provides for borrowings of up to $2,500,000 based on an advance rate of 80% of qualified accounts receivable and 50% of qualified inventory. The line of credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables and inventory and a
        second priority security interest in the
        Company's equipment.                                        $ 2,500,000

      Termnote payable to an individual, interest at 7% with a
         maturity date of September 30, 2003.                            10,000

      Bank Term Note. The loan has a term of four years and is secured, along with the Line of Credit, by a first priority security interest in the Company's accounts receivables, inventory and equipment. The term loan is repayable in 48 monthly installments, and the interest rate is calculated as the
         higher of 6% or Prime Rate plus one percent.                 2,223,070

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

      Term notes issued to a corporation as a result of an acquisition of a subsidiary at 7% interest maturing March 18, 2007.
         Monthly payments are $10,321. This note is personally
         guaranteed by two officers of the Company.                   1,097,779

      Term note issued to a corporation as a result of an acquisition of a subsidiary at 7.5% interest with payments commencing
         February 28, 2002 and concluding January 28, 2008. Monthly
         payments are $21,478.                                        1,120,916

      Term note issued to a corporation in conjunction with the
         renegotiation of the Aero Weld acquisition at 7.5% interest with payments commencing July 1, 2003 and concluding June 1,
         2008. Monthly payments will be $8,614.                         443,973

       Term note payable to a bank at 10% interest per annum, maturing
          March 26, 2005 with monthly payments of $934 per month. The
          note is collateralized by certain shop equipment.              24,419

       Term note payable to an individual stockholder of the company at
          8% interest per annum, maturing March 18, 2003.               100,000

       Term note to an insurance company at 6% interest payable in
          bi-weekly payment of $1,040 for 22 payments.                   21,453

       Term note issued to a stockholder as a result of acquisition of
          Shumate Machine Works at 7% interest with payments commencing
          October 28, 2002 and concluding March 28, 2003. Monthly
          payments are $20,000.                                          60,000

       Term note issued to an individual at 10% interest per annum,
          maturing December 23, 2003.                                    54,541
                                                                    ------------

           Total Notes Payable                                        7,656,151

           Less: Current Portion of Notes Payable                     3,683,430
                                                                    ------------
           Long Term Portion of Notes Payable                       $ 3,972,721
                                                                    ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

         Aggregate principal maturities of long-term debt are as follows:

                            YEAR ENDING
                            DECEMBER 31:
                            ------------
                               2003                   $  3,531,011
                               2004                        969,207
                               2005                      1,015,847
                               2006                        723,020
                               2007                      1,395,558
                               Thereafter                   21,508
                                                      -------------
                                                      $  7,656,151
                                                      =============

         Interest expense for the three months ended March 31, 2003 and 2002 was $188,790 and $89,059, respectively.

         The Company had certain loan covenants within their agreements with Stillwater National Bank and Trust Company. These covenants pertained to the Company's consolidated operations. The Company was in violation of covenants that require the Company to maintain a ratio of current assets to current liabilities of no less than 1.0 to 1.0 and to have debt service coverage of no less than 1.50 to 1.00. The Company received a waiver for these covenant violations for the quarter ended March 31, 2003. Effective as of April 15, 2003, the Company amended its loan agreement with Stillwater National Bank & Trust Company, pursuant to which the Company's financial ratio covenants were amended. The Company is now in compliance with its amended covenants. (See Note 9 - Subsequent Events.)

         NOTES PAYABLE - OFFICERS AND DIRECTORS

        Notes payable to officers and directors consists of the following at March 31, 2003:

      Term notes issued to an officer as a result of the acquisition of Shumate Machine Works, at 7% interest with payments
         commencing October 28, 2002 and concluding March 28,
         2003. Monthly payments are $30,000.                         $   90,000

      Term note payable to a director of the Company at 10% interest
         per annum, maturing October 23, 2003.                          100,000

      Term notes payable to a director of the Company at interest rates ranging from 7% to 10% per annum, maturing on various
         dates through October 27, 2003.                                606,366

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

         NOTES PAYABLE - OFFICERS AND DIRECTORS (CONTINUED)

      Term notes issued as a result of the acquisition of Excalibur
         Steel to a former officer and his spouse at 6% interest per annum, maturing at dates ranging from February 27, 2002 to
         November 27, 2002, currently in default. The notes have been
         personally guaranteed by officers of the Company.               16,868

      Term note payable to an officer of the Company at 10% interest
         per annum, maturing December 27, 2002.                          50,000

      Demand Note payable to a corporation controlled by an officer of
         the Company. Interest rate is prime plus 1.5%                  103,424

      Term note payable to an officer of the Company at 6% interest
         per annum, maturing September 27, 2003.                         15,000
                                                                    ------------

      Total Notes Payable to Officers and Directors (all current)   $   981,658
                                                                    ============

NOTE 5 - STOCKHOLDERS' EQUITY

         In January 2003, the Company issued 50,000 shares of common stock as a result of the exercise of common stock options, with proceeds in the amount of $50,000.

         In February 2003, the Company issued 200 shares of common stock valued at $1.00 as a bonus to employees.

         In March 2003, the Company issued 250,000 shares of common stock valued at $1.40 pursuant to an incentive agreement relating to the 2002 acquisition of Shumate Machine Works, Inc. The performance goals outlined in the agreement were met in 2002 and the resulting liability was reflected as part of accrued liabilities at December 31, 2002. The shares were valued based on the closing price of the Company's common stock at December 31, 2002, with a 10% discount due to the restrictive legend on the shares.

         In March 2003, the Company issued 60,648 shares of common stock, valued at $1.50 per share, in exchange for services rendered in connection with the 2002 acquisition of Shumate Machine Works, Inc. The value of the shares was based on the trading price of the Company's common stock at the time the services were rendered. The liability for these services was included with accrued liabilities at December 31, 2002.

         During the three months ended March 31, 2003, the Company incurred costs of raising capital in the amount of $7,975. These costs have been reflected as a reduction of paid-in capital.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

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

         Excalibur's reportable segments are strategic business units that offer different products and services and therefore are managed separately. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Information on the Company's business segments was as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2003            2002
                                                    ------------   ------------

     SALES TO EXTERNAL CUSTOMERS
       Excalibur Steel                              $   213,461    $ 1,850,486
       Excalibur Services                               300,276        526,676
       Excalibur Aerospace                              867,868      1,078,523
       Shumate Machine Works                            562,083        170,622
                                                    ------------   ------------
          TOTAL SALES                               $ 1,943,688    $ 3,626,307
                                                    ============   ============

     INTERSEGMENT SALES
       Excalibur Steel                              $        --    $        --
       Excalibur Services                                    --             --
       Excalibur Aerospace                                9,692             --
       Shumate Machine Works                             11,730             --
                                                    ------------   ------------

          TOTAL INTERSEGMENT SALES                  $    21,422    $        --
                                                    ============   ============

     OPERATING PROFIT (LOSS)
       Excalibur Steel                              $  (255,572)   $   231,543
       Excalibur Services                              (286,163)       (43,804)
       Excalibur Aerospace                              (65,549)       303,959
       Shumate Machine Works                           (385,069)        41,257
                                                    ------------   ------------
          SUBTOTAL                                     (992,353)       532,955
       General corporate expenses                      (302,467)      (384,814)
                                                    ------------   ------------
          TOTAL OPERATING PROFIT (LOSS)             $(1,294,820)   $   148,141
                                                    ============   ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 6 - SEGMENT INFORMATION (CONTINUED)

        DEPRECIATION AND AMORTIZATION
          Excalibur Steel                             $    15,000   $    13,235
          Excalibur Services                               16,800        15,442
          Excalibur Aerospace                              75,000        64,344
          Shumate Machine Works                            93,000         4,448
                                                      ------------  ------------
                 SUBTOTAL                                 199,800        97,509
          General corporate expenses                        2,200            --
                                                      ------------  ------------
             TOTAL DEPRECIATION AND AMORTIZATION      $   202,000   $    97,509
                                                      ============  ============

        IDENTIFIABLE ASSETS
          Excalibur Steel                             $   556,008   $ 1,282,256
          Excalibur Services                              867,886       907,813
          Excalibur Aerospace                           3,351,248     5,558,635
          Shumate Machine Works                         3,558,261     3,717,818
                                                      ------------  ------------
             SUBTOTAL                                   8,333,403    11,466,522
          Corporate assets                                283,974        14,007
                                                      ------------  ------------
             TOTAL ASSETS                             $ 8,617,377   $11,480,529
                                                      ============  ============

        CAPITAL EXPENDITURES
          Excalibur Steel                             $    24,260   $    24,617
          Excalibur Services                                   --         3,188
          Excalibur Aerospace                              22,538         8,703
          Shumate Machine Works                            95,803            --
                                                      ------------  ------------
             SUBTOTAL                                     142,601        36,508
          General corporate expenses                          951        95,690
                                                      ------------  ------------
             TOTAL CAPITAL EXPENDITURES               $   143,552   $   132,198
                                                      ============  ============

        INTEREST EXPENSE
          Excalibur Steel                             $     9,775   $     1,827
          Excalibur Services                                2,330            --
          Excalibur Aerospace                               2,353            --
          Shumate Machine Works                            17,354         4,058
                                                      ------------  ------------
             SUBTOTAL                                      31,812         5,885
          General corporate expenses                      156,978        83,174
                                                      ------------  ------------
             TOTAL INTEREST EXPENSE                   $   188,790   $    89,059
                                                      ============  ============

         Included in general corporate expenses are professional fees, corporate executive salaries and related payroll costs, general insurance and other corporate expenses management has not deemed allocable to the individual operating units.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 6 - SEGMENT INFORMATION (CONTINUED)

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

NOTE 7 - GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, some of which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. At March 31, 2003, the Company had cash overdrafts in the amount of $125,000 and an accumulated deficit of $9,255,233.

         Management intends to seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital, in the second quarter of 2003. Such additional financing may not be available to the Company, when and if needed, on acceptable terms, or at all.

         The ability of the Company to continue as a going concern is dependent on the success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company has been named in approximately 5 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is $130,000. In the opinion of management, the outcome of these claims will not have a material effect on the Company's results of operations.

         As of December 31, 2002, the Company was in default on certain obligations relating to the acquisition of Excalibur Aerospace Inc. (formerly Aero Weld, Inc.). Effective February, 28, 2003, the Company executed a forbearance agreement with TW Consulting, whereby payments in arrears on rent and certain promissory notes would be scheduled and the terms of the lease would be amended. In exchange for this agreement, TW Consulting has agreed to forbear action against any remedies pursuant to the promissory notes or the lease.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

         Effective as of April 15, 2003, the Company amended its loan agreement with Stillwater National Bank & Trust Company by decreasing the line of credit facility to $1,000,000, increasing the principal amount of the term loan to $3,500,000, and obtaining a second term loan in the principal amount of $500,000. The new line of credit has a term of one year, is secured by a first priority security interest in the Company's accounts receivables, inventory, and equipment. It bears interest at a rate equal to the prime rate plus two percent.

         The first term loan has a term of four years, and is secured, along with the line of credit and the second term loan, by a first priority security interest in the Company's accounts receivables, inventory and equipment. The Company has to pay interest only until August 15, 2003, and thereafter, the Company will make 31 equal monthly payments in an amount sufficient to fully amortize principal and interest over 72 months. The first term loan is then repayable in full on April 15, 2006. The first term loan bears interest at a rate equal to the prime rate plus two percent.

         The second term loan has a term of one year, and is secured, along with the line of credit and the first term loan, by a first priority security interest in the Company's accounts receivables, inventory and equipment. We have to pay interest only until maturity. The second term loan matures on the earlier of our receipt of proceeds from any private equity offering in an amount equal to or greater than $1,000,000 or April 15, 2004. The second term loan bears interest at a rate equal to the prime rate plus two percent.

         In April 2003, the Company borrowed $132,340 from one of its directors. The note bears interest at a rate of 6% and is due on demand. The Company must repay the director out of the cash proceeds from the sales of goods relating to specific purchase orders.

         In April 2003, the Company also borrowed $75,000 from a corporation controlled by an officer of the Company. The note bears interest at a rate equal to the prime rate plus 1.5% and was due on May 2, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The results of operations set forth below for the quarter ended March 31, 2003 are those of Excalibur Industries on a consolidated basis. The results of operations set forth below for the quarter ended March 31, 2002 are those of Excalibur Holdings, Inc., our wholly-owned subsidiary which is deemed to be the acquirer for accounting purposes.

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:


                                                 Three Months Ended          Three Months Ended
                                                      March 31,                   March 31,
                                              --------------------------  --------------------------
                                                        2003                        2002
                                               (Excalibur Industries)       (Excalibur Holdings)
                                              --------------------------  --------------------------
Net sales                                                100.0%                      100.0%
Cost of sales                                            119.7                        75.1
                                              --------------------------  --------------------------

Gross profit                                             (19.7)                       24.9

Selling, general and administrative                       46.2                        20.8
                                              --------------------------  --------------------------

Operating income                                         (65.9)%                       4.1%
                                              ==========================  ==========================

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         NET SALES. Net sales decreased to $1,965,110 for the three months ended March 31, 2003, from $3,626,307 for the three month period ended March 31, 2002. In addition to the factors set forth below, the decrease in net sales is partially due to our move of Excalibur Steel, Excalibur Services, and Excalibur Aerospace into one facility in Tulsa, Oklahoma, which temporarily disrupted our revenue producing operations.

         On a segmental reporting basis, Excalibur Aerospace sales to external customers decreased to $867,868 for the three months ended March 31, 2003, from $1,078,523 for the three months ended March 31, 2002. This decline in sales results from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Aero Weld's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Aero Weld's sales. In response to this decreased demand for our products in the civil airline sector, we have shifted our sales focus from civil aerospace to military simulation training equipment.

         Excalibur Steel net sales to external customers decreased to $213,461 for the three months ended March 31, 2003, compared to $1,850,486 for the three months ended March 31, 2002. This drop in sales is a result of the turmoil in the power generation industry and the resulting reduction of sales to a major customer. In the last quarter of 2001, and continuing throughout the first quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services sales to external customers were $526,676 for the three months ended March 31, 2003, compared to $300,276 for the three months ended March 31, 2002. This decline in sales results from decreased demand in the aerospace and power generation industries as well as fewer cross-marketing opportunities available for Excalibur Services.

         Shumate Machine Works sales to external customers increased to $562,083 for the three months ended March 31, 2003, as compared to $170,622 for the three months ended March 31, 2002. This increase in sales results primarily from the comparison of a complete fiscal quarter to a two-day period reflecting the acquisition of Shumate Machine Works on March 29, 2002.

         COST OF SALES. Cost of sales decreased to $2,351,567 for the three months ended March 31, 2003, from $2,722,981 for the three months ended March 31, 2002. As a percentage of net sales, cost of sales increased to 119.7% of sales for the three months ended March 31, 2003 versus 75.1% of sales for the three months ended March 31, 2002. The decrease in cost of sales is attributable to the decrease in sales resulting from decreased demand in the aerospace and power generation industries. The increase of the cost of sales as a percentage of sales is attributable to several factors. The decrease in sales in the first quarter of 2003 as compared to 2002 contributed to a higher cost of sales as a percentage of sales, as a portion of the cost of sales is fixed. In addition, although Excalibur Steel and Excalibur Services reduced their work forces in response to lower sales, we incurred severance costs in connection with these reductions in work force, which also contributed in the increase in cost of sales as a percentage of sales. Increases in all of the major cost categories, including materials, production wages, benefits, and outside services, also adversely impacted our cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $908,363 for the three months ended
March 31, 2003, from $755,185 for the three months ended March 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 46.2% in the first quarter of 2003, compared to 20.8% for the comparable period in 2002. The increase in selling, general and administrative expenses is attributable to several factors. First, we incurred additional selling, general and administrative expenses from our acquisition of Shumate Machine Works. Second, we incurred additional general corporate expenses that our subsidiaries did not incur in the first quarter of 2002, such as legal, accounting, banking and other professional fees, and other costs incurred in becoming and operating as a public company.

         OPERATING INCOME. We incurred an operating loss of $1,294,820 for the three months ended March 31, 2003, compared to an operating profit of $148,141 for the three months ended March 31, 2002. The decrease in operating income is primarily attributable to significantly reduced revenues in each of our major segments, increased costs of sales, increased selling, general and administrative expenses, and overhead expenses of the holding company.

         On a segmental reporting basis, Excalibur Aerospace had an operating loss of $65,549 for the three months ended March 31, 2003, compared to an operating profit of $350,738 for the three months ended March 31, 2002. This drop in profits resulted from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001.

         Excalibur Steel incurred an operating loss of $255,572 for the three months ended March 31, 2003, as compared with an operating profit of $231,543 for the three months ended March 31, 2002. This drop in profits is a result of the turmoil in the power generation industry and the resulting reduction of sales to a major customer. In the last quarter of 2001, and continuing throughout the first quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products. In addition, Excalibur Steel incurred severance costs in connection with reductions in its work force.

         Excalibur Services incurred an operating loss of $286,163 for the three months ended March 31, 2003, as compared with an operating loss of $43,804 for the comparable period of 2002. This increase in operating loss results principally from decreased demand in the aerospace and power generation industries as well as fewer cross-marketing opportunities. In addition, Excalibur Services incurred severance costs in connection with reductions in its work force.

         Shumate Machine Works incurred an operating lost of $385,069 for the three months ended March 31, 2003, as compared to an operating profit of $41,257 for the three months ended March 31, 2002. This decrease in operating profits results from one-time costs associated with moving Shumate Machine Works to a larger facility and the disruptions in operations that the move caused.

         INTEREST EXPENSE. Interest expense increased to $188,790 for the three months ended March 31, 2003, from $89,059 for the three months ended December 31, 2002. Our interest expense increased because we incurred additional debt to acquire Shumate Machine Works, because we have increased our borrowings on our line of credit, and we have incurred additional working capital debt. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and a line of credit and term loan from a bank.

         PROVISION FOR INCOME TAXES. We incurred operating losses for the year ended December 31, 2002 and the first quarter of 2003. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The balance sheet and cash flow information set forth below as of March 31, 2003 and the three months then ended are those of Excalibur Industries on a consolidated basis. The balance sheet and cash flow information set forth below as of March 31, 2002 and the three months then ended are those of Excalibur Holdings on a consolidated basis.

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at March 31, 2003 was $6,964,652. We had $61,121 in cash at March 31, 2003, as compared to $306,430 at March 31, 2002. This increase was primarily due to our obtaining a line of credit and increasing the same, our obtaining a secured term loan, and our issuance of preferred stock. We used these financings to purchase machinery, repay existing notes, and to fund our operations.

         We generated $829 of cash from operating activities for the three months ended March 31, 2003 compared to using $1,553,282 in the three months ended March 31, 2002. Cash generated by operating activities for the three months ended March 31, 2003 was mainly due to non-cash charges of $197,000 for depreciation, $5,000 for amortization of intangible assets, $48,885 for provisions for bad debt, $200, in common stock bonuses, $187,430 for decreases in accounts receivable, $216,360 for decreases in inventories, $48,267 for decreases in other assets, $28,665 for increases in cash overdrafts, and $791,956 for increases in accounts payable and accrued expenses. These cash flows were offset by a net loss of $1,483,479 and increases in related party receivables of $39,455. Net cash flows used in investing activities were $143,552 for the three months ended March 31, 2003, compared to using $352,095 in the three months ended December 31, 2002. Cash used by investing activities for the three months ended March 31, 2003 was used for the purchase of machinery. Net cash flows generated from financing activities were $203,844 during three months ended March 31, 2003, compared to net cash flows generated from financing activities of $2,144,551 in the three month period ended March 31, 2002, primarily due to our issuance of common stock upon exercise of an option and our issuance of related party debt. The repayments of existing outstanding notes and the incurrence of costs in raising capital offset these increases.

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

         As of March 31, 2003, we had outstanding borrowings under the line of credit of $2,500,000, leaving no additional amounts available for use.

         Effective as of April 15, 2003, we amended the credit agreement with Stillwater National Bank by decreasing the line of credit facility to $1,000,000, increasing the principal amount of the term loan to $3,500,000, and obtaining a second term loan in the principal amount of $500,000. The line of credit has a term of one year, is secured by a first priority security interest in our accounts receivables, inventory, and equipment. It bears interest at a rate equal to the prime rate plus two percent.

         The first term loan has a term of four years, and is secured, along with the line of credit and the second term loan, by a first priority security interest in our accounts receivables, inventory and equipment. We have to pay interest only until August 15, 2003, and thereafter, we will make 31 equal monthly payments in an amount sufficient to fully amortize principal and interest over 72 months. The first term loan is then repayable in full on April 15, 2006. The first term loan bears interest at a rate equal to the prime rate plus two percent.

         The second term loan has a term of one year, and is secured, along with the line of credit and the first term loan, by a first priority security interest in our accounts receivables, inventory and equipment. We have to pay interest only until maturity. The second term loan matures on the earlier of our receipt of proceeds from any private equity offering in an amount equal to or greater than $1,000,000 or April 15, 2004. The second term loan bears interest at a rate equal to the prime rate plus two percent.

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

         In 2003, we have financed our operations by issuing various unsecured term notes with an aggregate principal of approximately $752,661 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to March, 2003, as follows:

Name                                     Principal Amount              Interest Rate         Maturity Date
-------------------------------------    -------------------------     -----------------     -----------------------
WSHS, Inc.                               $130,000                      Prime + 1.5%          Demand
WSHS, Inc.                               $75,000                       Prime + 1.5%          May 2, 2003
A. Earl Swift                            $100,000                      10%                   March 5, 2003
A. Earl Swift                            $105,000                      10%                   March 7, 2003
A. Earl Swift                            $10,321                       10%                   March 18, 2003
A. Earl Swift                            $200,000                      10%                   March 24, 2003
A. Earl Swift                            $132,340                      6%                    Demand

         The proceeds of from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our Chairman and Chief Executive Officer.

         Under the terms of Mr. Swift's notes (other than the demand note), the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes. With respect to Mr. Swift's demand note, we shall repay Mr. Swift out of the cash proceeds from the sales of goods relating to specific purchase orders.

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

         We may incur additional losses if the weak conditions in the U.S. economy continue, or if they deteriorate further. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage. We have been named in approximately 5 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $130,000.


ITEM 2 - CHANGES IN SECURITIES

         (a) None.

         (b) None.

         (c) On March 26, 2003, we issued 60,648 shares of our common stock to Buchanan Ventures in connection with our acquisition of Shumate Machine Works, Inc. This issuance was exempt under the Section 4(2) of the Act.

         On March 26, 2003, we issued 250,000 shares of our common stock to Larry Shumate and Russ Clark in connection with our acquisition of Shumate Machine Works, Inc. This issuance was exempt under the Section 4(2) of the Act.

         (d) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

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

99.2       Chief Financial Officer Certification pursuant to 18    Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section 906 of
           the Sarbanes Oxley Act of 2002


          (b)     Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EXCALIBUR INDUSTRIES, INC.

May 20, 2003                               /s/ William S.H. Stuart
                                           -------------------------------------
                                           William S. H. Stuart
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

May 20, 2003                               /s/ Matthew C. Flemming
                                           -------------------------------------
                                           Matthew C. Flemming
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 CERTIFICATION

I, William S.H. Stuart, certify the following:

         1. I have reviewed this quarterly report on Form 10-QSB of Excalibur Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Excalibur Industries, Inc. as of, and for, the periods presented in this quarterly report;

         4. Excalibur Industries, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Excalibur Industries, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to Excalibur Industries, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of Excalibur Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Excalibur Industries, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Excalibur Industries, Inc.'s auditors and the audit committee of Excalibur Industries Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect Excalibur Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Excalibur Industries, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in Excalibur Industries, Inc.'s internal controls; and

         6. Excalibur Industries, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003                   /S/ William S.H. Stuart
                               -----------------------
                               William S.H. Stuart
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)

                                  CERTIFICATION

I, Matthew C. Flemming, certify the following:

         1. I have reviewed this quarterly report on Form 10-QSB of Excalibur Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Excalibur Industries, Inc. as of, and for, the periods presented in this quarterly report;

         4. Excalibur Industries, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Excalibur Industries, Inc. and we have done the following:

                  a. designed such disclosure controls and procedures to ensure that material information relating to Excalibur Industries, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of Excalibur Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Excalibur Industries, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Excalibur Industries, Inc.'s auditors and the audit committee of Excalibur Industries Inc.'s board of directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect Excalibur Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Excalibur Industries, Inc.'s auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in Excalibur Industries, Inc.'s internal controls; and

         6. Excalibur Industries, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003                  /S/ Matthew C. Flemming
                              -----------------------
                              Matthew C. Flemming
                              Executive Vice President, Chief Financial Officer,
                              Treasurer and  Secretary
                              (Principal Financial Officer)