Form 10QSB
period 2003-06-30
EXCALIBUR INDUSTRIES INC
filed 2003-08-21
CIK 1085254

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________________ to _________________


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

As of August 13, 2003, 16,062,768 shares of our common stock were outstanding.

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


                                     ASSETS
Current Assets                                                                      June 30, 2003
                                                                                     ------------
   Cash and cash equivalents                                                         $         --
   Accounts receivable, net of allowance for doubtful accounts of $100,000              1,159,962
   Costs in excess of billings on uncompleted contracts                                    41,275
   Receivable from related parties                                                        247,481
   Inventories                                                                            753,190
                                                                                     ------------
         Total Current Assets                                                           2,201,908

Property, Plant, and Equipment, Net                                                     4,369,456
Intangible Assets, Net                                                                  1,370,169
Goodwill                                                                                2,469,543
Other Assets                                                                              530,449
                                                                                     ------------
                 Total Assets                                                        $ 10,941,525
                                                                                     ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Cash overdrafts                                                                  $     86,704
    Accounts payable and accrued liabilities                                            5,158,843
    Current portion of long-term debt                                                   2,685,810
    Billings in excess of costs on uncompleted contracts                                  103,470
    Notes payable to officers and directors                                             1,196,428
    Current portion of capital lease obligations                                          154,952
                                                                                     ------------
         Total Current Liabilities                                                      9,386,207
                                                                                     ------------

Long-term Debt, Net of Current Portion                                                  5,338,084
                                                                                     ------------

Capital Lease Obligations, Net of Current Portion                                         124,199
                                                                                     ------------

Stockholders' Equity
    Preferred stock,  $0.001, par value,  10,000,000 shares  authorized,  no
     shares issued or outstanding                                                              --
    Common stock, $0.001 par value,  50,000,000 shares authorized 16,012,728
     shares issued and outstanding                                                         16,013
    Subscriptions receivable                                                             (360,600)
    Additional paid-in capital                                                          8,470,115
    Retained earnings (deficit)                                                       (12,032,493)
                                                                                     ------------
          Total Stockholders' Equity (Deficit)                                         (3,906,965)
                                                                                     ------------

                 Total Liabilities and Stockholders' Equity                          $ 10,941,525
                                                                                     ============

Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   Excalibur Industries, Inc. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                     --------------------------------        --------------------------------
                                                         2003                2002                2003                2002
                                                     ------------        ------------        ------------        ------------
Revenues                                             $  1,584,260        $  4,272,885        $  3,549,370        $  7,899,192

Cost of Sales                                           1,986,738           3,520,024           4,338,305           6,243,005
                                                     ------------        ------------        ------------        ------------

         Gross Profit (Loss)                             (402,478)            752,861            (788,935)          1,656,187

Selling, General & Administrative Expenses              1,183,355           1,422,668           2,091,718           2,187,643
Goodwill Impairment                                       993,871                  --             993,871                  --
Transaction Costs to Acquire Public Shell                      --             720,804                  --             720,804
                                                     ------------        ------------        ------------        ------------

Operating Income (Loss)                                (2,579,704)         (1,390,611)         (3,874,524)         (1,252,260)

Other Income (Expense)
Interest expense                                         (197,199)           (156,074)           (385,989)           (245,133)
Other, net                                                   (357)             17,548                (226)             17,766
                                                     ------------        ------------        ------------        ------------

         Net Income (Loss)                           $ (2,777,260)       $ (1,529,137)       $ (4,260,739)       $ (1,479,627)
                                                     ============        ============        ============        ============


Basic and Diluted  Earnings  (Loss) per Common
Share                                                $       (.18)       $       (.11)       $       (.28)       $       (.12)
                                                     ============        ============        ============        ============


Weighted-Average Common Shares Outstanding             15,409,765          13,422,416          15,136,692          12,071,608
                                                     ============        ============        ============        ============

Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   Excalibur Industries, Inc. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
                                                                                        2003               2002
                                                                                     -----------        -----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                                               $(4,260,739)       $(1,479,627)
                                                                                     -----------        -----------
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Goodwill impairment                                                                993,871                 --
      Depreciation                                                                       404,050            256,217
      Amortization of intangible assets                                                   25,000                 --
      Common stock issued as employee bonus                                                  200             48,500
      Common stock issued in exchange for services                                       181,333             17,015
      Common stock issued for services relating to acquisition of public shell                --            620,804
      Common stock issued as interest on promissory note                                      --              2,774
      (Increase) decrease in accounts receivable                                         136,852           (409,788)
      (Increase) decrease in receivables from shareholders                               (41,735)           (17,374)
      (Increase) decrease in inventories                                                 369,171           (318,353)
      (Increase) decrease in other assets                                               (195,660)          (257,156)
      Increase (decrease) in cash overdrafts                                              (9,631)          (178,154)
      Increase (decrease) in accounts payable and accrued liabilities                  1,787,491            119,166
                                                                                     -----------        -----------

         Total adjustments                                                             3,650,942           (116,350)
                                                                                     -----------        -----------

                  Net Cash Used by Operating Activities                                 (609,797)        (1,595,977)
                                                                                     -----------        -----------

Cash Flows from Investing Activities:
     Purchases of fixed assets                                                          (132,353)          (199,153)
     Acquisition of Shumate Machine Works, net of cash                                        --           (310,870)
                                                                                     -----------        -----------

                  Net Cash Used by Investing Activities                                 (132,353)          (510,023)
                                                                                     -----------        -----------

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                       5,153,233          6,245,386
     Payments on notes payable and capital lease obligations                          (4,996,095)        (3,577,792)
     Proceeds from notes payable - stockholders                                          706,597                 --
     Payments on notes payable - stockholders                                           (163,556)                --
     Issuance of preferred stock (Series B)                                                   --          1,007,500
     Issuance of common stock                                                             54,500            250,000
     Cost of raising capital                                                             (12,529)           (78,816)
                                                                                     -----------        -----------

                  Net Cash Provided by Financing Activities                              742,150          3,846,278
                                                                                     -----------        -----------

                  Net Increase (Decrease) in Cash                                             --          1,740,278
         Cash at Beginning of Period                                                          --             67,256
                                                                                     -----------        -----------

                  Cash at End of Period                                              $        --        $ 1,807,534
                                                                                     ===========        ===========



Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Supplemental Disclosures:

                                                                          Six Months Ended June 30,
                                                                        ---------------------------
                                                                           2003             2002
                                                                        ----------       ----------
Noncash Investing and Financing Activities:
    Issuance of common stock to acquire Shumate Machine Works           $       --       $1,725,000
    Conversion of Preferred Stock to Common Stock                       $       --       $1,757,500
    Debt issued to acquire Shumate Machine Works                        $       --       $  250,000
    Accrued acquisition costs of Shumate Machine Works                  $       --       $   90,973
    Recapitalization costs to acquire public shell                      $       --       $   18,684
    Debt converted into equity                                          $       --       $   48,500
    Common stock issued to satisfy prior year accrued liabilities
      relating to acquisition of subsidiary                             $  440,973       $       --

Cash Paid During the Period for Interest                                $  320,984       $  235,421



Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

         The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, due to the Company's significant operating losses, acquisition and operating debt, some of which is in default, and net capital deficiency, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The Company has minimum liquidity and access to cash and its ability to continue as a going concern is highly dependent on the success of its ability to raise equity capital or to finance its operations through the use of debt instruments. The Company is currently seeking to raise equity capital to enhance its marketing and sales process. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         Revenue and Cost Recognition

         Revenues and related costs from contracts are recognized on the completed contract and a percentage-of-completion method of accounting, measured by the percentage of cost incurred to date to management's estimate of total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on contracts in process. Due to the inherent uncertainties in estimating costs and revenues, it is at least reasonably possible that the estimates used will change within the near term.

         Contract costs include all direct material and labor costs, and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

         The Company has a policy of applying payroll taxes, insurance and benefits to cost of contract revenues earned. This policy is used to match all contract indirect costs with contract revenues earned.

         The Company's business has increased for fabrication of products that require three months or more to produce. In addition, these fixed price contracts allow for interim billings once certain benchmarks are met in the production process. As a result, the Company is now recognizing revenues on major fixed price contracts that it expects to be produced over a three-month period or more on the percentage completion method in accordance with its revenue recognition policy. Prior to March 31, 2003, most fixed price contracts were generally produced and shipped within a single month's time and at lower contract prices.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation (Continued)

         Revenue and Cost Recognition (Continued)

                  Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

          A summary of contracts in progress at June 30, 2003 is as follows:

                                                              2003
                                                           ---------
         Cost incurred on uncompleted contracts            $ 434,716
         Estimated earnings                                   45,939
                                                           ---------
                                                             439,380
         Less billings to date                              (542,850)
                                                           ---------

                  Billings in excess of earnings and
                  estimated revenues                       $ (62,195)
                                                           =========

         These amounts are included in the accompanying balance sheets under the following captions:

                                              2003
                                           ---------
         Costs in excess of billings       $  41,275
         Billings in excess of costs        (103,470)
                                           ---------
                                           $ (62,195)
                                           =========


Note 2 - Earnings (Loss) Per Share

         The Company has adopted the provisions of SFAS No. 128, "Earnings per Share," which requires presentation on the face of the statement of operations of both basic and diluted earnings per common share. Basic earnings (loss) per common share is based on net income (loss) attributable to common shares less preferred stock dividend requirements divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or the date of issuance. During a loss period, the assumed exercise of convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of weighted average shares in a loss period.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 2 - Earnings (Loss) Per Share (Continued)

         The computations of basic and diluted earnings (loss) per common share are as follows:

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                         --------------------------------        --------------------------------
                                                              2003                2002                2003                2002
                                                         ------------        ------------        ------------        ------------
Net loss attributable to common shares                   $ (2,777,260)       $ (1,529,137)       $ (4,260,739)       $ (1,479,627)

Weighted average common shares outstanding:                15,409,765          13,422,416          15,136,692          12,071,608

Basic and Diluted Earnings (Loss) Per Common Share       $       (.18)       $       (.11)       $       (.28)       $       (.12)
                                                         ============        ============        ============        ============


         The outstanding common stock options and warrants were not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2003 and June 30, 2002 because the effect of their inclusion would be antidilutive.

Note 3 - Property, Plant, and Equipment

         Property, Plant, and Equipment at June 30, 2003 is summarized as follows:

         Shop Equipment                           $ 4,583,518
         Furniture & Fixtures                         588,981
         Vehicles                                      56,300
         Leasehold Improvements                       139,929
         Land                                           5,000
                                                  -----------
                  Total                             5,373,728

         Less: Accumulated Depreciation            (1,004,272)
                                                  -----------
         Net Property, Plant, and Equipment       $ 4,369,456
                                                  ===========

         Depreciation expense for the six months ending June 30, 2003 was $404,050.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 3003
                                   (Unaudited)


Note 4 - Goodwill Impairment

         In July 2001, the FASB issued SFAS No. 142, which states that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than their fair values. On January 1, 2002, the Company adopted the provisions of the statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001.

         During  the  fourth  quarter  of  2002,   the  Company   completed  the
transitional   impairment  test  for  the  adoption  of  SFAS  No.  142  on  its consolidated financial statements, including the review of goodwill for impairment. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on this impairment test, the Company recorded an impairment of the Company's Excalibur Steel segment's goodwill of $993,871.

         The circumstances leading to the goodwill impairment of the fabrication segment include a significant decline in the power generation business nationwide. The Company's measurement of the fair value of the steel fabrication segment was based on the market capitalization model. The Company has also suffered a decline in the market price of the Company's stock, an assumption that is a component for the fair value determination.


Note 5 - Notes Payable

         Notes Payable consists of the following at June 30, 2003:

         Bank Line of Credit.  Interest is payable  monthly,  calculated  at the
         Prime Rate plus two percent. The line of credit provides for borrowings of up to  $1,000,000  based  on an  advance  rate  of 80% of  qualified accounts receivable and 50% of qualified inventory.  The line of credit has a term of one  year and is  secured  by a first  priority  security interest in the Company's  assets.  The line of credit expires on April
         15, 2004. $                                                                    1,000,000

         BankTerm Note.  Interest only is payable monthly until August 15, 2003, and thereafter, 31 equal payments of principal and interest are payable in an amount  sufficient to fully amortize  principal and interest over
         72 months.  Interest is  calculated as the Prime Rate plus two percent.
         The loan has a term of three years and is secured,  along with the Line of Credit and another bank loan, by a first priority  security interest
         in the Company's assets.                                                       3,500,000

         Bank Term Note.  Interest  only is payable  monthly,  calculated at the
         Prime Rate plus two percent.  The loan has a term of the earlier of one year or the  Company's  receipt of  proceeds  from any  private  equity offering in an amount equal to or greater than $1,000,000.  The note is
         secured by a first priority  security interest in the Company's assets.          500,000

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 5 - Notes Payable (Continued)


           Term note payable to an  individual,  interest at 7% with a maturity
               date of September 30, 2003.                                                         10,000

           Termnotes issued to a corporation  as a result of an acquisition of a subsidiary  at 7%  interest  maturing  March  18,  2007.  Monthly payments are $10,321.  This note is personally  guaranteed by two
               officers of the Company.                                                         1,071,373

           Termnote issued to a corporation  as a result of an  acquisition of a subsidiary at 7.5% interest with payments commencing February 28,
               2002 and  concluding  January  28,  2008.  Monthly  payments  are
               $21,478.                                                                         1,083,051

           Termnote   issued  to  a   corporation   in   conjunction   with  the
               renegotiation  of the Aero Weld acquisition at 7.5% interest with payments  commencing  July 1, 2003 and  concluding  June 1, 2008.
               Monthly payments will be $8,614.                                                   443,973

           Termnote payable to an  individual  stockholder  of the company at 8%
               interest  per  annum,  maturing  March  18,  2003,  but has  been extended  for  successive  one-month  periods  until  demand  for
               payment is made.                                                                   100,000

           Termnote to an  insurance  company  at 6.95%  interest  payable  in 8
               monthly installments.                                                               37,500

           Termnote  to an  insurance  company  at  6%  interest  payable  in 22
               bi-weekly installments of $1,040.                                                   22,997

           Termnote  issued  to a  stockholder  as a result  of  acquisition  of
               Shumate  Machine Works at 7% interest  with  payments  commencing
               October  28, 2002 and  concluding  March 28,  2003,  but has been
               extended. Monthly payments are $20,000.                                             80,000

           Termnotes issued to a stockholder  as a result of the  acquisition of
               Shumate  Machine Works,  at 7% interest with payments  commencing
               October  28, 2002 and  concluding  March 28,  2003,  but has been
               extended. Monthly payments are $30,000.                                         $  120,000

           Termnote issued to an individual at 10% interest per annum,  maturing
               December 23, 2003.                                                                  55,000
                                                                                             ------------

           Total Notes Payable                                                                  8,023,894

           Less: Current Portion of Notes Payable                                              2,685,810
                                                                                             ------------

           Long Term Portion of Notes Payable                                                $  5,338,084
                                                                                             ============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 5 - Notes Payable (Continued)

         Aggregate principal maturities of long-term debt are as follows:

               Year Ending
               December 31:
               ------------
                   2003                  $    2,250,857
                   2004                         879,454
                   2005                         931,189
                   2006                       2,583,459
                   2007                       1,378,935
                Thereafter                           --
                                        ---------------
                                        $     8,023,894
                                        ===============


         Interest expense for the six months ended June 30, 2003 and 2002 was $385,989 and $245,133, respectively.

         The Company has certain loan covenants within their agreements with Stillwater National Bank and Trust Company. These covenants pertain to the Company's consolidated operations. Pursuant to the Company's May 2003 refinance and new lending agreements with Stillwater National Bank, its covenants do not commence until January 1, 2004. However, if the Company's covenants were effective today, the Company believes it would not be in compliance with the current ratio and debt service ratio covenants.


         Notes Payable - Officers and Directors

         Notes payable to officers and directors consists of the following at June 30, 2003:



           Termnote  payable to a director  of the Company at 10%  interest  per
               annum, maturing October 23, 2003.                                               100,000

           Termnotes  payable to a director  of the  Company at  interest  rates ranging  from 7% to 10% per  annum,  maturing  on  various  dates
               through October 27, 2003.                                                       858,004

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 5 - Notes Payable (Continued)

         Notes Payable - Officers and Directors (Continued)


           Termnote  payable to an officer of the  Company at 10%  interest  per
               annum, maturing December 27, 2002, but has been extended.                           50,000

           Demand  Note  payable  to a  corporation  controlled  by an  officer  of  the
               Company.  Interest rate is prime plus 1.5%                                         173,424

           Termnote  payable  to an officer of the  Company at 6%  interest  per
               annum, maturing September 27, 2003.                                                 15,000
                                                                                               ----------

               Total Notes Payable to Officers and Directors (all current)                     $1,196,428
                                                                                               ==========

Note 6 - Stockholders' Equity

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

         In April 2003, the Company issued 32,500 shares of common stock to a consultant for services rendered.

         In May 2003, the Company issued 5,000 shares upon exercise of an outstanding warrant, with proceeds in the amount of $4,500.

         In June 2003, the Company adopted the Excalibur Industries, Inc. 2003 Stock Grant Plan, which authorizes the Company to grant stock awards to officers, employees, directors, consultants, advisors, and other key persons of the Company. The Company is authorized to issue up to 3,000,000 shares of common stock under the Plan. In June 2003, the Company issued 604,444 shares to various consultants under the Plan.

         In June 2003, the Company issued 300,000 shares of common stock valued at $0.52 to a consultant for services rendered. The shares were valued based on the closing price of the Company's common stock at June 30, 2003, with a 10% discount due to the restrictive legend on the shares.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 6 - Stockholders' Equity

         During the three and six month periods ended June 30, 2003, the Company incurred costs of raising capital in the amounts of $7,975 and $12,529, respectively. These costs have been reflected as a reduction of paid-in capital.

Note 7 - Segment Information

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

         Excalibur's reportable segments are strategic business units that offer different products and services and therefore are managed separately. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Information on the Company's business segments was as follows:

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                  ------------------------------        ------------------------------
                                                      2003               2002               2003               2002
                                                  -----------        -----------        -----------        -----------
         Sales to External Customers
           Excalibur Steel                        $   164,556        $ 1,727,372        $   378,017        $ 3,577,858
           Excalibur Services                         456,323            316,904            756,599            843,580
           Excalibur Aerospace                        190,314            714,087          1,070,239          1,792,610
           Shumate Machine Works                      773,067          1,514,522          1,344,515          1,685,144
                                                  -----------        -----------        -----------        -----------
              Total Sales                         $ 1,584,260        $ 4,272,885        $ 3,549,370        $ 7,899,192
                                                  ===========        ===========        ===========        ===========

         Intersegment Sales
           Excalibur Steel                        $        --        $        --        $        --        $        --
           Excalibur Services                              --                 --                 --                 --
           Excalibur Aerospace                         12,269                 --             21,961                 --
           Shumate Machine Works                        9,365                 --             21,095                 --
                                                  -----------        -----------        -----------        -----------

              Total Intersegment Sales            $    21,634        $        --        $    43,056        $        --
                                                  ===========        ===========        ===========        ===========

         Operating Profit (Loss)
           Excalibur Steel                        $  (247,701)       $   (79,122)       $  (503,273)       $   152,421
           Excalibur Services                        (305,209)           (87,924)          (591,371)          (131,728)
           Excalibur Aerospace                       (355,501)          (178,851)          (421,050)           125,108
           Shumate Machine Works                     (141,011)           530,969           (526,080)           572,226
                                                  -----------        -----------        -----------        -----------
              Subtotal                             (1,049,421)           185,072         (2,041,775)           718,027
           General corporate expenses              (1,530,282)        (1,575,683)        (1,832,749)        (1,970,287)
                                                  -----------        -----------        -----------        -----------
              Total Operating Profit (Loss)        (2,579,704)        (1,390,611)       $(3,874,524)       $(1,252,260)
                                                  ===========        ===========        ===========        ===========

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Depreciation and Amortization
  Excalibur Steel                              $    15,000       $     8,824       $    30,000       $    22,059
  Excalibur Services                                16,800            15,443            33,600            30,885
  Excalibur Aerospace                               75,000            42,896           150,000           107,240
  Shumate Machine Works                             93,000            89,285           186,000            93,733
                                               -----------       -----------       -----------       -----------
         Subtotal                                  199,800           156,448           399,600           253,917
  General corporate expenses                         2,250             2,260             4,450             2,300
                                               -----------       -----------       -----------       -----------
     Total Depreciation and Amortization       $   202,050       $   158,708       $   404,050       $   256,217
                                               ===========       ===========       ===========       ===========

Identifiable Assets
  Excalibur Steel                                                                  $   376,553       $   747,584
  Excalibur Services                                                                   895,197         1,129,232
  Excalibur Aerospace                                                                1,914,816         4,112,693
  Shumate Machine Works                                                              3,400,753         3,660,357
                                                                                   -----------       -----------
     Subtotal                                                                        6,587,319         9,649,866
  Corporate assets                                                                     400,197         2,407,295
                                                                                   -----------       -----------
     Total Assets                                                                  $ 6,987,516       $12,057,161
                                                                                   ===========       ===========

Capital Expenditures
  Excalibur Steel                              $        --       $     9,560       $    24,260       $    34,177
  Excalibur Services                                    --             7,500                --            10,688
  Excalibur Aerospace                                   --             6,753            22,538            15,456
  Shumate Machine Works                             19,789            34,325           115,592            34,325
                                               -----------       -----------       -----------       -----------
     Subtotal                                       19,789            58,137           162,390            94,645
  General corporate expenses                            --                --               951           104,508
                                               -----------       -----------       -----------       -----------
     Total Capital Expenditures                     19,789            58,137           163,341           199,153
                                               ===========       ===========       ===========       ===========

Interest Expense
  Excalibur Steel                              $    13,091       $     8,638       $    22,866       $    10,465
  Excalibur Services                                 1,672               223             4,002               223
  Excalibur Aerospace                                3,593                --             5,946                --
  Shumate Machine Works                             10,221            15,987            27,575            20,045
                                               -----------       -----------       -----------       -----------
     Subtotal                                       28,577            24,848            60,389            30,733
  General corporate expenses                       168,622           131,227           325,600           214,401
                                               -----------       -----------       -----------       -----------
     Total Interest Expense                    $   197,199       $   156,074       $   385,989       $   245,133
                                               ===========       ===========       ===========       ===========

         Included in general corporate expenses are professional fees, corporate executive salaries and related payroll costs, general insurance and other corporate expenses management has not deemed allocable to the individual operating units.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                               As of June 30, 2003
                                   (Unaudited)


Note 7 - Segment Information (Continued)

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


Note 8 - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, some of which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. At June 30, 2003, the Company had no cash and an accumulated deficit of $12,032,493.

         Management has been seeking equity financing in the form of a private placement, a public offering or the exercise of currently outstanding warrants or options by existing warrant or option holders to provide additional equity capital, and it intends to continue to seek such financing in the third quarter of 2003. Such additional financing may not be available to the Company, when and if needed, on acceptable terms, or at all.

         Management also intends to seek to restructure its outstanding debts and accounts payable. Management may not be able to accomplish any such restructuring.

         The ability of the Company to continue as a going concern is dependent on the success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 9 - Commitments and Contingencies

         The Company has been named in approximately 14 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is $223,000. In the opinion of management, the outcome of these claims will not have a material effect on the Company's results of operations.

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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                              As of June 30, 2003
                                   (Unaudited)



Note 10 - Subsequent Events

         On July 17, 2003, the Company adopted the Excalibur Industries, Inc. 2003 Employee Stock Incentive Plan, which authorizes the Company to grant non-qualified stock options and stock awards to designated officers and employees of the Company. The Company is authorized to issue up to 7,500,000 shares of common stock under the Plan. To date, no options or shares have been issued under the Plan.

         On July 17, 2003, the Company also adopted the Excalibur Industries, Inc. 2003 Non-Employee Directors and Consultants Retainer Stock Plan, which authorizes the Company to grant stock awards to non-employee directors and consultants of the Company. The Company is authorized to issue up to 2,500,000 shares of common stock under the Plan. To date, no shares have been issued under the Plan.

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

         In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement. Effective June 11, 2003, Mr. Parr resigned as a director.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                            Three Months Ended           Six Months Ended
                                                                June 30,                       June 30,
                                                         ---------------------         ---------------------
                                                          2003           2002           2003           2002
                                                         ------          -----         ------         ------
         Net sales                                        100.0%         100.0%         100.0%         100.0%
         Cost of sales                                    125.4           82.4          122.2           79.0
                                                         ------          -----         ------         ------

         Gross profit                                     (25.4)          17.6          (22.2)          21.0

         Selling, general and administrative               74.7           33.3           58.9           27.7

         Goodwill Impairment                               62.7             --           28.0             --

         Transaction Costs to Acquire Public Shell           --           16.9             --            9.1
                                                         ------          -----         ------         ------

         Operating income                                (162.8)%        (32.6)%       (109.2)%        (15.8)%
                                                         ======         ======         ======         ======

Comparison of Three Months Ended June 30, 2003 and 2002

         Net sales. Net sales decreased to $1,584,260 for the three months ended June 30, 2003, from $4,272,885 for the three month period ended June 30, 2002.

         On a segmental reporting basis, Excalibur Aerospace's sales to external customers decreased to $190,314 for the three months ended June 30, 2003, from $714,087 for the three months ended June 30, 2002. This decline in sales results from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the United States civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Excalibur Aerospace's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Excalibur Aerospace's sales. We believe that the civil aerospace market in the United States after the terrorist attacks of Sept 11th, 2001 will continue to be soft for the foreseeable future. As a result, the aerospace division will focus more on overseas civil aerospace companies, some of which are subsidized by their governments, as well as focusing on developing new markets such as homeland defense. We believe that our aerospace simulation and training products will be applicable in the anticipated market of homeland defense, but we have not yet achieved any significant sales of our products to the homeland defense industry, and it is possible we may never generate any meaningful sales in the homeland defense market. Further, it is possible that no governmental appropriations will actually be committed to homeland defense agencies or spent in the manner that we anticipate.

         Excalibur Steel net sales to external customers decreased to $164,556 for the three months ended June 30, 2003, compared to $1,727,372 for the three months ended June 30, 2002. This drop in sales is a result of the turmoil in the power generation industry and the resulting reduction of sales to, and the ultimate loss of, a major customer. In the last quarter of 2001, and continuing throughout the second quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services sales to external customers were $456,323 for the three months ended June 30, 2003, compared to $316,904 for the three months ended June 30, 2002. This increase in sales results from decreased demand in the petrochemical and power generation industries as well as fewer cross-marketing opportunities available for Excalibur Services.

         Shumate Machine Works sales to external customers decreased to $773,067 for the three months ended June 30, 2003, as compared to $1,514,522 for the three months ended June 30, 2002. This decrease in sales results primarily from decreased industry demand for oil and gas field service equipment and components that they manufacture.

         Cost of Sales. Cost of sales decreased to $1,986,738 for the three months ended June 30, 2003, from $3,520,024 for the three months ended June 30, 2002. As a percentage of net sales, cost of sales increased to 125.4% of sales for the three months ended June 30, 2003 versus 82.4% of sales for the three months ended June 30, 2002. On an absolute basis, two factors have led to a decrease in the cost of sales from the prior period. The first factor is that our variable costs, which are those costs that vary with the amount of products we sell, have decreased because our sales have decreased. Our second factor is that we have reduced our labor cost through several reductions in work force. On a percentage basis, our cost of sales has increased primarily due to the drop in our sales. We are currently not generating enough sales to support our fixed costs of sales such as labor, and we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the quarter. Manufacturing inefficiencies with production wages that are a part of cost of sales negatively affected the percentage.

         We are seeking to implement better cost-controls with production wages on jobs and create greater efficiencies in production and higher sales per division from new sales efforts. We anticipate that these cost control measures will help us restore profitability, although it is possible that we may never return to profitability.


         Selling, general and administrative. Selling, general and administrative expenses decreased to $1,183,355 for the three months ended June 30, 2003, from $1,422,668 for the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses were 74.7% in the second quarter of 2003, compared to 33.3% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating certain of our physical locations onto one premise, and cutting other costs. Furthermore, in the second quarter of 2002, we incurred approximately $200,000 in expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in becoming a public company. On a percentage basis, our selling, general and administrative expenses have increased primarily because of the sharp reduction in revenues.

         Goodwill impairment. In the three months ending June 30, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $993,871 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment review is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Base on this impairment test, we recorded an impairment of our Excalibur Steel segment's goodwill of $993,871. The circumstances leading to the goodwill impairment of the fabrication segment include a significant decline in the electrical generation business nationwide. Our measurement of the fair value of the steel fabrication segment was based on the market capitalization model. We have also suffered a decline in the market price of our common stock, an assumption that is a component for the fair value determination.

         Transaction costs in connection with Excalibur Holdings' reverse acquisition. In the three months ending June 30, 2002, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred transaction costs of $720,804 in connection with the Excalibur Holdings merger. These transaction costs included $100,000 in non-refundable cash payments and the recording of the 413,869 shares of common stock to an affiliated party in payment of investment banking services as an expense at $1.50 per share.

         Operating income. We incurred an operating loss of $2,579,704 for the three months ended June 30, 2003, compared to an operating loss of $1,390,611 for the three months ended June 30, 2002. We had a significantly higher operating loss in the second quarter of 2003 as compared to 2002 primarily because we generated significantly less revenues in each of our major segments. In addition, we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the period.

         On a segmental reporting basis, Excalibur Aerospace had an operating loss of $355,501 for the three months ended June 30, 2003, compared to an operating loss of $178,851 for the three months ended June 30, 2002. This increased loss resulted from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001.

         Excalibur Steel incurred an operating loss of $247,701 for the three months ended June 30, 2003, as compared with an operating loss of $79,122 for the three months ended June 30, 2002. This drop in profits is a result of the turmoil in the power generation industry and the resulting reduction of sales to, and the ultimate loss of, a major customer. In the last quarter of 2001, and continuing throughout the first quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services incurred an operating loss of $305,209 for the three months ended June 30, 2003, as compared with an operating loss of $87,924 for the comparable period of 2002. This increase in operating loss results principally from decreased demand in the petrochemical and power generation industries as well as fewer cross-marketing opportunities.

         We are in discussions with other fabrication companies and manufacturing companies about the possibility of a strategic alliance whereby Excalibur Steel and Excalibur Services could focus on sales, project management and design while the partner company may perform certain production fabrication as a sub-contractor. We currently have no agreements or commitments concerning any such alliances, and we may not be able to identify any companies that satisfy our alliance criteria. Furthermore, it is possible that any such alliance may not be profitable.

         Shumate Machine Works incurred an operating loss of $141,011 for the three months ended June 30, 2003, as compared to an operating profit of $530,969 for the three months ended June 30, 2002. This decrease in operating profits results from decreased industry demand for oil and gas field service equipment and components that they manufacture.

         Interest expense. Interest expense increased to $197,199 for the three months ended June 30, 2003, from $156,074 for the three months ended June 30, 2002. Our interest expense increased because we have increased our borrowings under our credit facility with our primary lender and we have incurred additional working capital debt. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and two term loans from our primary lender, and notes issued to officers and directors for working capital loans.

         Provision for income taxes. We incurred operating losses for the year ended December 31, 2002 and the first two quarters of 2003. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made no provision for income taxes.

Comparison of Six Months Ended June 30, 2003 and 2002

         Net sales. Net sales decreased to $3,549,370 for the six months ended June 30, 2003, from $7,899,192 for the six month period ended June 30, 2002. In addition to the factors set forth below, the decrease in net sales is partially due to our move of Excalibur Steel, Excalibur Services, and Excalibur Aerospace into one facility in Tulsa, Oklahoma and our move of Shumate Machine Works into its new facility in Conroe, Texas, both of which temporarily disrupted our revenue producing operations.

         On a segmental reporting basis, Excalibur Aerospace's sales to external customers decreased to $1,070,239 for the six months ended June 30, 2003, from $1,792,610 for the six months ended June 30, 2002. This decline in sales results from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the United States civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Excalibur Aerospace's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Excalibur Aerospace's sales. We believe that the civil aerospace market in the United States after the terrorist attacks of Sept 11th, 2001 will continue to be soft for the foreseeable future. As a result, the aerospace division will focus more on overseas civil aerospace companies, some of which are subsidized by their governments, as well as focusing on developing new markets such as homeland defense. We believe that our aerospace simulation and training products will be applicable in the anticipated market of homeland defense, but we have not yet achieved any significant sales of our products to the homeland defense industry, and it is possible we may never generate any meaningful sales in the homeland defense market. Further, it is possible that no governmental appropriations will actually be committed to homeland defense agencies or spent in the manner that we anticipate.

         Excalibur Steel net sales to external customers decreased to $378,017 for the six months ended June 30, 2003, compared to $3,577,858 for the six months ended June 30, 2002. This drop in sales is a result of the turmoil in the power generation industry and the resulting reduction of sales to, and the ultimate loss of, a major customer . In the last quarter of 2001, and continuing throughout the first quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Excalibur Services sales to external customers were $756,599 for the six months ended June 30, 2003, compared to $843,580 for the six months ended June 30, 2002. This decline in sales results from decreased demand in the petrochemical and power generation industries as well as fewer cross-marketing opportunities available for Excalibur Services.

         Shumate Machine Works sales to external customers decreased to $1,344,515 for the six months ended June 30, 2003, as compared to $1,685,144 for the six months ended June 30, 2002. This decrease in sales results primarily from decreased industry demand for oil and gas field service equipment and components that they manufacture.

         Cost of Sales. Cost of sales decreased to 4,338,305 for the six months ended June 30, 2003, from $6,243,005 for the six months ended June 30, 2002. As a percentage of net sales, cost of sales increased to 122.2% of sales for the six months ended June 30, 2003 versus 79.0% of sales for the six months ended June 30, 2002. On an absolute basis, two factors have led to a decrease in the cost of sales from the prior period. The first factor is that our variable costs, which are those costs that vary with the amount of products we sell, have decreased because our sales have decreased. Our second factor is that we have reduced our labor cost through several reductions in work force. On a percentage basis, our cost of sales has increased primarily due to the drop in our sales. We are currently not generating enough sales to support our fixed costs of sales such as labor, and we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the quarter. Manufacturing inefficiencies with production wages that are a part of cost of sales negatively affected the percentage. In addition, during the first half of 2003, we incurred approximately $40,000 in severance costs in connection with reductions of work force in Excalibur Steel and Excalibur Services.

         Selling, general and administrative. Selling, general and administrative expenses decreased to $2,091,718 for the six months ended June 30, 2003, from $2,187,643 for the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses were 58.9% in the first half of 2003, compared to 27.7% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating certain of our physical locations onto one premise, and cutting other costs. Furthermore, in the first half of 2002, we incurred approximately $117,000 in start-up expenses of Excalibur Services and approximately $200,000 in expenses at the holding company level such as legal, accounting, banking and other professional fees and costs incurred in becoming a public company. On a percentage basis, our selling, general and administrative expenses have increased primarily because of the sharp reduction in revenues.

         Goodwill impairment. In the six months ending June 30, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $993,871 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment review is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any. Based on this impairment test, we recorded an impairment of our Excalibur Steel segment's goodwill of $993,871. The circumstances leading to the goodwill impairment of the fabrication segment include a significant decline in the electrical generation business nationwide. Our measurement of the fair value of the steel fabrication segment was based on the market capitalization model. We have also suffered a decline in the market price of our common stock, an assumption that is a component for the fair value determination.

         Transaction costs in connection with Excalibur Holdings' reverse acquisition. In the six months ending June 30, 2002, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred transaction costs of $720,804 in connection with the Excalibur Holdings merger. These transaction costs included $100,000 in non-refundable cash payments and the recording of the 413,869 shares of common stock to an affiliated party in payment of investment banking services as an expense at $1.50 per share.

         Operating income. We incurred an operating loss of $3,874,524 for the six months ended June 30, 2003, compared to an operating loss of $1,252,260 for the six months ended June 30, 2002. Our operating loss increased in the first half of 2003 over the prior period in 2002 because of our significantly reduced revenues in each of our major segments and because have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the period.

         On a segmental reporting basis, Excalibur Aerospace had an operating loss of $421,050 for the six months ended June 30, 2003, compared to an operating profit of $125,108 for the six months ended June 30, 2002. This drop in profits resulted from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001.

         Excalibur Steel incurred an operating loss of $503,273 for the six months ended June 30, 2003, as compared with an operating profit of $152,421 for the six months ended June 30, 2002. This drop in profits is a result of the turmoil in the power generation industry and the resulting reduction of sales to, and ultimate loss of, a major customer. In the last quarter of 2001, and continuing throughout the first quarter of 2003, a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products. In addition, Excalibur Steel incurred approximately $5,000 of severance costs in connection with reductions in its work force.

         Excalibur Services incurred an operating loss of $591,371 for the six months ended June 30, 2003, as compared with an operating loss of $131,728 for the comparable period of 2002. This increase in operating loss results principally from decreased demand in the petrochemical and power generation industries as well as fewer cross-marketing opportunities. In addition, Excalibur Services incurred $35,000 of severance costs in connection with reductions in its work force.

         We are in discussions with other fabrication companies and manufacturing companies about the possibility of a strategic alliance whereby Excalibur Steel and Excalibur Services could focus on sales, project management and design while the partner company may perform certain production fabrication as a sub-contractor. We currently have no agreements or commitments concerning any such alliances, and we may not be able to identify any companies that satisfy our alliance criteria. Furthermore, it is possible that any such alliance may not be profitable.

         Shumate Machine Works incurred an operating loss of $526,080 for the six months ended June 30, 2003, as compared to an operating profit of $572,226 for the six months ended June 30, 2002. This decrease in operating profits results from decreased industry demand for oil and gas field service equipment and components that they manufacture.

         Interest expense. Interest expense increased to $385,989 for the six months ended June 30, 2003, from $245,133 for the six months ended June 30, 2002. Our interest expense increased because we have increased our borrowings under our credit facility with our primary lender and we have incurred additional working capital debt. In addition, at the end of first quarter of 2002, we incurred additional debt to acquire Shumate Machine Works, and as a result, we did not incur interest expense on that debt in the first quarter of 2002. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and two term loans from our primary lender, and notes issued to officers and directors for working capital loans.

         Provision for income taxes. We incurred operating losses for the year ended December 31, 2002 and the first two quarters of 2003. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at June 30, 2003 was $7,184,299. We had no cash and had cash overdrafts of $86,704 at June 30, 2003, as compared to having $67,256 at June 30, 2002. This decrease resulted primarily from incurring operating losses during each of the last four fiscal quarters.

         We used $609,797 of cash from operating activities for the six months ended June 30, 2003 compared to using $1,595,977 in the six months ended June 30, 2002. Cash generated by operating activities for the six months ended June 30, 2003 was mainly due to non-cash charges of $993,871 for impairment of goodwill, $404,050 for depreciation, $25,000 for amortization of intangible assets, $200 in common stock bonuses, $181,333 in common stock issued for services rendered, $136,852 for decreases in accounts receivable, $369,171 for decreases in inventories, and $1,787,491 for increases in accounts payable and accrued expenses. These cash flows were offset by a net loss of $4,260,739, increases in related party receivables of $41,735, increases in other assets of $195,660, and decreases in cash overdrafts of $9,631.

         Net cash flows used in investing activities were $132,353 for the six months ended June 30, 2003, compared to using $510,023 in the six months ended June 30, 2002. Cash used by investing activities for the six months ended June 30, 2003 was used for the purchase of fixed assets.

         Net cash flows generated from financing activities were $742,150 during the six months ended June 30, 2003, compared to net cash generated from financing activities of $3,846,278 in the six month period ended June 30, 2002, primarily due to our refinancing of our credit facility with Stillwater National Bank, our issuance of common stock upon exercise of options and warrants, our issuance of related party debt. The repayments of existing outstanding notes and the incurrence of costs in raising capital offset these increases.

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

         In 2003, we financed our operations by issuing various unsecured term notes with an aggregate principal of approximately $752,661 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to March, 2003, as follows:

Name                                     Principal Amount              Interest Rate         Maturity Date
-------------------------------------    -------------------------     -----------------     -----------------------
WSHS, Inc.                               $100,000                      Prime + 1.5%          Demand
WSHS, Inc.                               $75,000                       Prime + 1.5%          May 2, 2003
A. Earl Swift                            $100,000                      10%                   March 5, 2003
A. Earl Swift                            $105,000                      10%                   March 7, 2003
A. Earl Swift                            $10,321                       10%                   March 18, 2003
A. Earl Swift                            $200,000                      10%                   March 24, 2003
A. Earl Swift                            $242,683                      6%                    Demand


         The proceeds of from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our Chairman and Chief Executive Officer.

         Under the terms of Mr. Swift's notes, (other than the demand note) the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes. With respect to Mr. Swift's demand note, we shall repay Mr. Swift out the cash proceeds form the sales of goods relating to specific purchase orders.

         As of the date of this filing, due to decreased demand in the power generation and aerospace industries, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the next six months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit, we will need to continue to finance our operations through other capital financings. We intend to seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding options or warrants to provide additional equity capital, in the third quarter of 2003. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.

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

         We believe that the civil aerospace market in the United States after the terrorist attacks of September 11, 2001 will continue to be soft for the foreseeable future. As a result, the aerospace division will focus more on overseas civil aerospace companies, some of which are subsidized by their governments, as well as focusing on developing new markets such as homeland defense. We believe that our aerospace simulation and training products will be applicable in the anticipated market of homeland defense, but we have not yet achieved any significant sales of our products to the homeland defense industry, and it is possible we may never generate any meaningful sales in the homeland defense market. Further, it is possible that no governmental appropriations will actually be committed to homeland defense agencies or spent in the manner that we anticipate.

         We are in discussions with other fabrication companies and manufacturing companies about the possibility of a strategic alliance whereby Excalibur Steel and Excalibur Services could focus on sales, project management and design while the partner company may perform certain production fabrication as a sub-contractor. We currently have no agreements or commitments concerning any such alliances, and we may not be able to identify any companies that satisfy our alliance criteria. Furthermore, it is possible that any such alliance may not be profitable.

         We intend to pursue, as part of our business strategy, future strategic acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such future acquisitions. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria. In addition, under the terms of our loan agreements with Stillwater National Bank, it must approve any proposed acquisition before we can consummate it. Furthermore, additional financing for acquisitions may not be available to us, when and if needed, on acceptable terms or at all.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage. We have been named in approximately 14 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $223,000.

ITEM 2 - CHANGES IN SECURITIES

         (a) None.

         (b) None.

         (c) In May 2003, we issued 5,000 shares upon exercise of an outstanding warrant. This issuance was exempt under the Section 4 (2) of the Act.

                  On June 30, 2003, we issued 300,000 shares of our common stock to Aware Capital Consultants for services rendered. This issuance was exempt under the Section 4 (2) of the Act.

         (d) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On  June  10,  2003,  at  the  annual  meeting  of  stockholders,   the
stockholders re-elected William S.H. Stuart, Matthew C. Flemming, A. Earl Swift, Frank Marshik, and W. Donald Parr to serve as directors.

ITEM 5 - OTHER INFORMATION

         Effective June 11, 2003, W. Donald. Parr resigned as a director. Mr. Swift replaced Mr. Parr as the Chairman of the Audit Committee.

         Effective July 30, 2003, David N. Rains resigned as Vice-President of Marketing. Mr. Rains remains employed with Excalibur as Director of Operations, but is no longer an officer of Excalibur.

         Effective July 30, 2003, G. Ross Brown resigned as Vice-President of Operations. Mr. Brown remains employed with Excalibur as Director of Sales, but is no longer an officer of Excalibur.

Appointment of Auditors

         The Audit Committee of our Board of Directors selected Cross and Robinson, independent accountants, as our auditors for the year ending December 31, 2003. Representatives of Cross and Robinson were not present at the annual meeting of our stockholders held on June 9, 2003.

Audit Fees

         Cross and Robinson billed us $48,265 in fees for our 2002 annual audit and review of our quarterly financial statements for that year.

Financial Systems Design and Implementation Fees

         We did not pay any fees to Cross and Robinson for financial systems design and implementation services in 2002.

All Other Fees

         In 2002, Cross and Robinson billed us $57,115 for the Company's registration statement of Form SB-2, $1,390 for tax services, and $1,646 for all other fees.

Accountant's Independence

         The Audit Committee of our Board of Directors has determined that the provision of the services by Cross and Robinson described herein is compatible with maintaining Cross and Robinson's independence.

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


                          EXCALIBUR INDUSTRIES, INC.


August 21, 2003           /s/ William S.H. Stuart
                          ------------------------------------------------
                          William S. H. Stuart
                          Chairman of the Board of Directors and Chief
                          Executive Officer
                          (Principal Executive Officer)

August 21, 2003           /s/ Matthew C. Flemming
                          ------------------------------------------------
                          Matthew C. Flemming
                          Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)

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


August 21, 2003                         /s/ William S.H. Stuart
                                        --------------------------------------
                                        William S.H. Stuart
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

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


August 21, 2003                   /s/ Matthew C. Flemming
                                  -------------------------------------------
                                  Matthew C. Flemming
                                  Executive Vice President, Chief Financial
                                  Officer, Treasurer and Secretary
                                  (Principal Financial Officer)