Form 10QSB
period 2003-09-30
EXCALIBUR INDUSTRIES INC
filed 2003-12-01
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


                              Commission File No.:



                           EXCALIBUR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    03-0453686
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                          3303 FM 1960 West, Suite 390
                                Houston, TX 77068
                    (Address of principal executive offices)

                    Issuer's telephone number: (281) 877-9700
                                               --------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2003, 16,932,768 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                                                   September 30,
Current Assets                                                                                         2003
                                                                                                   ------------
   Cash and cash equivalents                                                                       $      2,543
   Accounts receivable, (net of allowance for doubtful accounts of $418,243)                            611,695
   Receivable from related parties                                                                       69,803
   Inventories                                                                                           57,301
    Inventories (held for sale, net of estimated loss on sale of $556,161)                              153,532
                                                                                                   ------------
         Total Current Assets                                                                           894,874

Property, Plant, and Equipment, Net                                                                   2,428,437
Property, Plant, and Equipment, Net (held for sale, net of estimated loss on sale $1,472,084)           362,896
Intangible Assets, Net                                                                                  270,328
Goodwill                                                                                                350,000
Other Assets                                                                                            252,351
                                                                                                   ------------
                 Total Assets                                                                      $  4,558,886
                                                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Cash overdrafts                                                                                $    460,432
    Accounts payable and accrued liabilities                                                          5,279,024
    Current portion of long-term debt                                                                 2,829,162
    Notes payable to officers and directors                                                           1,072,428
    Current portion of capital lease obligations                                                         96,574
                                                                                                   ------------
         Total Current Liabilities                                                                    9,737,620
                                                                                                   ------------
Long-term Debt, Net of Current Portion                                                                5,276,419
                                                                                                   ------------
Capital Lease Obligations, Net of Current Portion                                                        84,583
                                                                                                   ------------

Stockholders' Equity
    Preferred stock,  $0.001, par value,  10,000,000 shares  authorized,  no
     shares issued or outstanding                                                                            --
    Common stock, $0.001 par value,  50,000,000 shares authorized 16,112,728
     shares issued and outstanding                                                                       16,113
    Subscriptions receivable                                                                           (102,063)
    Additional paid-in capital                                                                        8,370,136
    Retained earnings (deficit)                                                                     (18,823,922)
                                                                                                   ------------
          Total Stockholders' Equity (Deficit)                                                      (10,539,736)
                                                                                                   ------------

                 Total Liabilities and Stockholders' Equity                                        $  4,558,886
                                                                                                   ============

Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   Excalibur Industries, Inc. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                        September 30,
                                                              ------------------------------      ------------------------------
                                                                  2003              2002              2003              2002
                                                              ------------      ------------      ------------      ------------
Revenues                                                      $    621,820      $  1,245,959      $  1,987,429      $  2,931,103
Cost of Sales                                                      806,414           784,990         2,448,579         1,801,524
                                                              ------------      ------------      ------------      ------------

         Gross Profit (Loss)                                      (184,594)          460,969          (461,150)        1,129,579

Selling, General & Administrative Expenses                         707,133           842,853         1,803,863         2,137,762
Goodwill Impairment                                              2,119,544                --         3,113,412                --
Transaction Costs to Acquire Public Shell                               --                --                --           765,872
                                                              ------------      ------------      ------------      ------------

Operating Income (Loss)                                         (3,011,271)         (381,884)       (5,378,425)       (1,774,055)

Other Income (Expense)
Interest expense                                                   (71,244)         (133,649)         (424,419)         (356,235)
Leasehold abandonment                                              (64,493)               --           (64,493)               --
Other, net                                                          42,319                --            (1,859)               (1)
                                                              ------------      ------------      ------------      ------------

 Net Income (Loss) From Continuing Operations                   (3,104,689)         (515,533)       (5,869,196)       (2,130,291)

 Gain (Loss) on Sale of Discontinued Operations Equipment
 and Inventory                                                  (2,028,245)               --        (2,028,245)               --

 Net Income (Loss) From Discontinued Operations                 (1,658,494)         (677,151)       (3,154,727)         (542,019)
                                                              ------------      ------------      ------------      ------------

 Net Income (Loss)                                            $ (6,791,428)     $ (1,192,684)     $(11,052,168)     $ (2,672,310)
                                                              ============      ============      ============      ============


Basic and Diluted Earnings (Loss) per
Common Share:
        Loss from Continuing Operations                       $       (.19)     $       (.04)     $       (.38)     $       (.17)
        Loss from Sale of Discontinued Operations                     (.13)               --              (.13)               --
        Loss from Discontinued Operations                             (.10)             (.04)             (.21)             (.04)
                                                              ------------      ------------      ------------      ------------
          Net Loss                                            $       (.42)     $       (.08)     $       (.72)     $       (.21)
                                                              ============      ============      ============      ============

Weighted-Average Common Shares Outstanding                      16,062,728        14,709,103        15,445,371        12,950,775
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

                   Excalibur Industries, Inc. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------      ------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                                             $(11,052,168)     $ (2,672,310)
                                                                                   ------------      ------------

     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Depreciation                                                                      599,733           448,862
      Bad debts                                                                         331,820                --
      Goodwill impairment                                                             3,113,415                --
      Loss on disposal of discontinued operations equipment and inventory             2,028,244                --
      Leasehold abandonment                                                              64,493                --
      Amortization of intangible assets                                                  30,000                --
      Common stock issued as employee bonus                                                 200            48,500
      Common stock issued in exchange for services                                      121,333            17,015
      Common stock issued for services relating to acquisition of public shell               --           620,804
      Common stock issued as interest on promissory note                                     --             2,774
      (Increase) decrease in accounts receivable                                        353,299            18,034
      (Increase) decrease in receivables from shareholders                               71,390           (50,268)
      (Increase) decrease in inventories                                                355,368          (423,750)
      (Increase) decrease in other assets                                             1,218,555          (423,207)
      Increase (decrease) in cash overdrafts                                            364,097          (270,044)
      Increase (decrease) in accounts payable and accrued liabilities                 2,030,379           350,857
                                                                                   ------------      ------------

         Total adjustments                                                           10,682,326           339,577
                                                                                   ------------      ------------

                  Net Cash Used by Operating Activities                                (369,842)       (2,332,733)
                                                                                   ------------      ------------

Cash Flows from Investing Activities:
     Purchases of fixed assets                                                         (221,937)         (749,989)
     Acquisition of Shumate Machine Works, net of cash                                       --           (26,315)
                                                                                   ------------      ------------

                  Net Cash Used by Investing Activities                                (221,937)         (776,304)
                                                                                   ------------      ------------

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                      5,207,474         6,941,000
     Payments on notes payable and capital lease obligations                         (5,094,084)       (5,444,331)

     Proceeds from notes payable - related parties                                      706,597           496,809

     Payments on notes payable - related parties                                       (260,115)               --
     Issuance of preferred stock (Series B)                                                  --         1,007,500
     Issuance of common stock                                                            54,500           250,000
     Costs of raising capital                                                           (20,050)          (78,816)
                                                                                   ------------      ------------
                  Net Cash Provided by Financing Activities                             594,322         3,172,162
                                                                                   ------------      ------------

                  Net Increase (Decrease) in Cash                                         2,543            63,125

         Cash at Beginning of Period                                                         --            67,256
                                                                                   ------------      ------------

                  Cash at End of Period                                            $      2,543      $    130,381
                                                                                   ============      ============


       Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Supplemental Disclosures:

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          -----------------------------
                                                                             2003               2002
                                                                          ----------         ----------
Noncash Investing and Financing Activities:
    Issuance of common stock to acquire Shumate Machine Works             $       --         $1,725,000
    Conversion of Preferred Stock to Common Stock                         $       --         $1,757,500
    Debt issued to acquire Shumate Machine Works                          $       --         $  250,000

    Accrued acquisition costs of Shumate Machine Works                    $       --         $   90,973
    Recapitalization costs to acquire public shell                        $       --         $   18,684
    Debt converted into equity                                            $       --         $   48,500
    Common stock issued to satisfy prior year accrued liabilities
      relating to acquisition of subsidiary                               $  440,973                 --
Cash Paid During the Period for Interest:
      Continuing operations                                               $  238,736         $  373,982
      Discontinued operations                                             $   33,884         $   17,528




Accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

         On September 30, 2003, the Company discontinued the operations of Excalibur Services and Excalibur Steel, and also discontinued the manufacturing operations of Excalibur Aerospace, (collectively, the Tulsa Operations). On November 6, 2003, the Company received a Notice of Disposition of Collateral by Public Sale from the counsel of Stillwater National Bank and Trust Company giving written notice of the bank's intent to conduct a UCC-1 sale of the equipment, inventory and other assets of the Tulsa Operations on or about December 9, 2003 in Tulsa, Oklahoma via an auctioneer hired by the bank. Proceeds of this anticipated auction will be delivered directly to Stillwater National Bank and will be used to pay for the costs of the auction and applied to the outstanding debt of the Excalibur credit facility.

         In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and financial position of the Tulsa Operations were separately reported as discontinued operations on our unaudited consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

         The Company's business had increased for fabrication of products that require three months or more to produce. In addition, these fixed price contracts allow for interim billings once certain benchmarks are met in the production process. As a result, the Company has recognized revenues on major fixed price contracts that it expects to be produced over a three-month period or more on the percentage completion method in accordance with its revenue recognition policy. Prior to March 31, 2003, most fixed price contracts were generally produced and shipped within a single month's time and at lower contract prices. Due to the decision to discontinue certain operations, the Company has completed and is no longer involved in these types of contracts as of September 30, 2003.

         Costs in excess of amounts  billed  are  classified  as current  assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

         There were no contracts in progress at September 30, 2003.


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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 2 - Earnings (Loss) Per Share (Continued)

         The computations of basic and diluted earnings (loss) per common share are as follows:

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                        September 30,
                                                         -------------------------------       -------------------------------
                                                             2003               2002               2003               2002
                                                         ------------       ------------       ------------       ------------
Net loss from  continuing  operations  attributable
     to common shares                                    $ (3,104,689)      $   (515,533)      $ (5,869,196)      $ (2,130,291)


Weighted average common shares outstanding:                16,062,728         14,709,103         15,445,371         12,950,775


Basic and Diluted Earnings (Loss) Per Common Share       $       (.19)      $       (.04)      $       (.38)      $       (.17)
                                                         ============       ============       ============       ============

         The outstanding common stock options and warrants were not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2003 and September 30, 2002 because the effect of their inclusion would be antidilutive.


Note 3 - Property, Plant, and Equipment

         Property, Plant, and Equipment at September 30, 2003 and amounts held for sale is summarized as follows:

                                              Continuing
                                              Operations       Held For Sale
                                              -----------       -----------
Shop Equipment                                $ 2,486,225       $ 2,215,899
Furniture & Fixtures                              419,769           170,313
Vehicles                                           64,553            56,300
Leasehold Improvements                             12,443            30,962
Land                                                5,000                --
                                              -----------       -----------

         Total                                  2,987,990         2,473,474

Less: Accumulated depreciation                   (559,553)         (638,494)
                                              -----------       -----------
                                                2,428,437         1,834,980
Less: Impairment of assets held for sale               --        (1,472,084)
                                              -----------       -----------

Net Property, Plant, and Equipment            $ 2,428,437       $   362,896
                                              ===========       ===========

         Depreciation expense from continuing operations for the nine months ending September 30, 2003 and September 30, 2002 was $285,700 and $194,968, respectively. Depreciation expense from discontinued operations for the nine months ended September 30, 2003 and September 30, 2002 was 95,250 and 98,935, respectively.

         During the year, the Company abandoned leasehold improvements with a net book value of $64,493, as a result of the relocation of Shumate Machine Works to a new operating facility in the Houston Texas area.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 3003
                                   (Unaudited)

Note 4 - Goodwill Impairment

         In July 2001, the FASB issued SFAS No. 142, which states that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than their fair values. On January 1, 2002, the Company adopted the provisions of the statement, which apply to goodwill and intangible assets acquired prior to September 30, 2001.

         During  the  fourth  quarter  of  2002,   the  Company   completed  the
transitional   impairment  test  for  the  adoption  of  SFAS  No.  142  on  its consolidated financial statements, including the review of goodwill for impairment. This impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any.. Based on this test, the Company recognized goodwill impairment relating to its Excalibur Steel segment in the amount of $993,868 in the second quarter of 2003.

         During the third quarter 2003, the Company discontinued the operations of Excalibur Steel, Excalibur Services and Excalibur Aerospace and initiated a plan to liquidate the fixed assets and inventory of these entities. As a result, the full amount of goodwill relating to these entities is considered to be impaired. In the third quarter 2003, the Company recognized goodwill impairment relating to Excalibur Steel and Excalibur Aerospace of $1,324,754 and $794,790, respectively. The Company also wrote off the other identifiable intangible assets of Excalibur Aerospace in the amount of $1,094,841.

Note 5 - Notes Payable

         Notes Payable consists of the following at September 30, 2003:

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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 5 - Notes Payable (Continued)

           Termnote payable to an  individual  stockholder  of the company at 6%
               interest per annum, maturing December 30, 2003.                                         35,000

           Term note payable to an  individual,  interest at 7% with a maturity  date of
               September 30, 2003.                                                                     10,000

           Termnotes issued to a corporation  as a result of an acquisition of a subsidiary  at 7%  interest  maturing  March  18,  2007.  Monthly payments are $10,321.  This note is personally  guaranteed by two
               officers of the Company.                                                             1,156,627

           Termnote issued to a corporation  as a result of an  acquisition of a subsidiary at 7.5% interest with payments commencing February 28,
               2002 and  concluding  January  28,  2008.  Monthly  payments  are
               $21,478.                                                                             1,030,500

           Termnote   issued  to  a   corporation   in   conjunction   with  the
               renegotiation  of the Aero Weld acquisition at 7.5% interest with payments  commencing  July 1, 2003 and  concluding  June 1, 2008.
               Monthly payments will be $8,614.                                                       443,973

           Termnote payable to an  individual  stockholder  of the company at 8%
               interest per annum, maturing March 18, 2003.                                            83,202

           Termnote to an  insurance  company  at 6.95%  interest  payable  in 8
               monthly installments.                                                                   19,242

           Termnote  to an  insurance  company  at  6%  interest  payable  in 22
               bi-weekly installments of $1,040.                                                       22,037

           Termnote  issued  to a  stockholder  as a result  of  acquisition  of
               Shumate  Machine Works at 7% interest  with  payments  commencing
               October  28, 2002 and  concluding  March 28,  2003,  but has been
               extended. Monthly payments are $20,000.                                                 80,000

           Termnotes issued to a stockholder  as a result of the  acquisition of
               Shumate  Machine Works,  at 7% interest with payments  commencing
               October  28, 2002 and  concluding  March 28,  2003,  but has been
               extended. Monthly payments are $30,000.                                                120,000

           Termnote issued to an individual at 10% interest per annum,  maturing
               December 23, 2003.                                                                      55,000

           Termnote  payable  to  an  individual  at  10%  interest  per  annum,
               maturing December 27, 2002.                                                             50,000
                                                                                               --------------
           Total Notes Payable                                                                      8,105,581

           Less: Current Portion of Notes Payable                                                   2,829,162
                                                                                               --------------

           Long Term Portion of Notes Payable                                                  $    5,276,419
                                                                                               ==============

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 5 - Notes Payable (Continued)

         Aggregate principal maturities of long-term debt are as follows:

   Year Ending
   December 31:
   ------------
       2003                             $     2,185,082
       2004                                     901,188
       2005                                     931,189
       2006                                   2,594,661
       2007                                   1,493,461
    Thereafter                                       --
                                        ---------------
                                        $     8,105,581
                                        ===============


         Interest expense for the nine months ended September 30, 2003 and 2002 for continuing operations was $424,419 and $373,982 respectively and $33,884 and $17,528 for discontinued operations.

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

         Notes Payable - Officers and Directors

         Notes payable to officers and directors consists of the following at September 30, 2003:


           Termnote  payable to a director  of the Company at 10%  interest  per
               annum, maturing October 23, 2003.                                               100,000

           Termnotes  payable to a director  of the  Company at  interest  rates ranging  from 7% to 10% per  annum,  maturing  on  various  dates
               through October 27, 2003.                                                       665,366

           Term note  payable to a director  of the  Company at from 8% interest
           per annum, maturing February 2, 2004                                                 39,638

           Term note  payable to a director  of the  Company at from 8% interest
           per annum, maturing June 12, 2004.                                                   79,000

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 5 - Notes Payable (Continued)

         Notes Payable - Officers and Directors (Continued)

           Demand  Note  payable  to a  corporation  controlled  by an  officer of the
               Company. Interest rate is prime plus 1.5%                                                173,424

           Termnote  payable  to an officer of the  Company at 6%  interest  per
               annum, maturing September 27, 2003.                                                       15,000
                                                                                               ----------------

               Total Notes Payable to Officers and Directors (all current)                     $      1,072,428
                                                                                               ================


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

         In June 2003, the Company adopted the Excalibur Industries, Inc. 2003 Stock Grant Plan, which authorizes the Company to grant stock awards to officers, employees, directors, consultants, advisors, and other key persons of the Company. The Company is authorized to issue up to 3,000,000 shares of common stock under the Plan. From June through September 2003, the Company issued 704,444 shares to various consultants under the Plan.

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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 6 - Stockholders' Equity (Continued)

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

         The Company has issued common stock to vendors in satisfaction of liabilities, in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains from extinguishment of debt have been recognized in the amount of $81,028 as a part of discontinued operations.

         During the three and nine month periods ended September 30, 2003, the Company incurred costs of raising capital in the amounts of $10,225 and $22,754, respectively. These costs have been reflected as a reduction of paid-in capital.

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

         Excalibur's reportable segments are strategic business units that offer different products and services and therefore are managed separately. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Information on the Company's business segments was as follows:


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                     ---------------------------      --------------------------
                                                        2003             2002            2003            2002
                                                     ----------       ----------      ----------      ----------
Sales to External Customers
  Shumate Machine Works (Continuing Operations)      $  621,820       $1,245,959      $1,966,334      $2,931,103
                                                     ==========       ==========      ==========      ==========

  Excalibur Steel                                    $  (11,240)      $  277,048      $  366,777      $3,854,905
  Excalibur Services                                    318,558          440,933       1,075,157       1,284,513
  Excalibur Aerospace                                   111,620          814,115       1,181,859       2,606,725
                                                     ----------       ----------      ----------      ----------
     Total from Discontinued Operations              $  418,938       $1,532,096      $2,623,793      $7,746,143
                                                     ==========       ==========      ==========      ==========

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 7 - Segment Information (Continued)

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                       September 30,
                                                     -----------------------------       -----------------------------
                                                        2003              2002              2003              2002
                                                     -----------       -----------       -----------       -----------
Intersegment Sales
  Shumate Machine Works (Continuing Operations)      $     9,365       $        --       $    21,095       $        --
                                                     ===========       ===========       ===========       ===========

  Excalibur Steel                                    $        --       $   286,346       $        --       $   286,346
  Excalibur Services                                          --                --                --                --
  Excalibur Aerospace                                     12,269                --            21,961                --
                                                     -----------       -----------       -----------       -----------
     Total from Discontinued Operations              $    12,269       $   286,346       $    21,961       $   286,346
                                                     ===========       ===========       ===========       ===========

Operating Profit (Loss)
  Shumate Machine Works (Continuing Operations)      $  (630,036)      $   367,066       $(1,156,116)      $   939,292
  General corporate expenses                          (2,381,235)         (748,950)       (4,222,309)       (2,713,347)
                                                     -----------       -----------       -----------       -----------
     Total from Continuing Operations                $(3,011,271)      $  (381,884)      $(5,378,425)      $(1,774,055)
                                                     ===========       ===========       ===========       ===========

  Excalibur Steel                                    $  (279,652)      $  (583,134)      $  (782,925)      $  (430,711)
  Excalibur Services                                    (673,812)          (73,886)       (1,265,183)         (205,615)
  Excalibur Aerospace                                 (2,680,061)          100,355        (3,101,111)          225,463
                                                     -----------       -----------       -----------       -----------
                                                      (3,633,525)         (556,665)       (5,149,219)         (410,863)
Less intersegment  profits                                    --          (113,646)               --          (113,646)
                                                     -----------       -----------       -----------       -----------
     Total from Discontinued Operations              $(3,633,525)      $  (670,311)      $(5,149,219)      $  (524,509)
                                                     ===========       ===========       ===========       ===========

Depreciation and Amortization
  Excalibur Steel                                    $    15,000       $    14,700       $    45,000       $    36,759
  Excalibur Services                                      16,800            15,995            50,400            46,880
  Excalibur Aerospace                                     70,000            65,500           220,000           172,740
                                                     -----------       -----------       -----------       -----------
     Total for Discontinued Operations               $   101,800       $    96,195       $    315400       $   256,379
                                                     ===========       ===========       ===========       ===========

  Shumate Machine Works                              $    93,000       $    91,665       $   279,000       $   185,398
                                                     -----------       -----------       -----------       -----------
  General corporate expenses                               2,250             7,270             6,700             9,570
                                                     -----------       -----------       -----------       -----------
     Total From Continuing Operations                $    95,250       $    98,935       $   285,700       $   194,968
                                                     ===========       ===========       ===========       ===========

Identifiable Assets
  Excalibur Steel                                                                        $    61,688       $   738,198
  Excalibur Services                                                                         276,473         1,394,853
  Excalibur Aerospace                                                                        448,670         4,317,688
                                                                                         -----------       -----------
     Total from Discontinued Operations                                                  $   786,831       $ 6,450,739
                                                                                         ===========       ===========

  Shumate Machine Works                                                                  $ 2,955,763       $ 3,977,256
  Corporate assets                                                                           195,966           427,701
                                                                                         -----------       -----------
                                                                                           3,151,729         4,404,957
Less Intersegment Assets                                                                          --          (225,336)
                                                                                         -----------       -----------
     Total from Continuing Operations                                                    $ 3,151,729       $ 4,179,621
                                                                                         ===========       ===========

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 7 - Segment Information (Continued)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                --------------------------         -------------------------
                                                  2003              2002             2003             2002
                                                --------          --------         --------         --------
Capital Expenditures
  Excalibur Steel                               $     --          $  9,560         $ 24,260         $ 34,177
  Excalibur Services                                  --             7,500               --           10,688
  Excalibur Aerospace                                 --             6,753           22,538           15,456
                                                --------          --------         --------         --------
     Total from Discontinued Operations         $     --          $ 23,813         $ 46,798         $ 60,321
                                                ========          ========         ========         ========

  Shumate Machine Works                         $ 19,789          $ 34,325         $115,592         $ 34,325
  General corporate expenses                          --                --              951          104,508
                                                --------          --------         --------         --------
     Total from Continuing Operations           $ 19,789          $ 34,325         $116,543         $138,833
                                                ========          ========         ========         ========

Interest Expense
  Excalibur Steel                               $   (774)         $  6,162         $ 22,092         $ 16,627
  Excalibur Services                                 816                91            4,818              314
  Excalibur Aerospace                                896               586            6,842              586
                                                --------          --------         --------         --------
Total from Discontinued Operations              $    938          $  6,839         $ 33,752         $ 17,527
                                                ========          ========         ========         ========

  Shumate Machine Works                         $ (2,765)         $ 22,532         $ 24,810         $ 42,577
  General corporate expenses                      74,009           111,117          399,609          313,658
                                                --------          --------         --------         --------
     Total from Continued Operations            $ 71,244          $133,649         $424,419         $356,235
                                                ========          ========         ========         ========


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

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                            As of September 30, 2003
                                   (Unaudited)


Note 8 - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, much of which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. At September 30, 2003, the Company had no cash and an accumulated deficit of $18,823,922.

         Management has been seeking equity financing in the form of a private placement, a public offering or the exercise of currently outstanding warrants or options by existing warrant or option holders to provide additional equity capital, and it intends to continue to seek such financing in the fourth quarter of 2003. Such additional financing may not be available to the Company, when and if needed, on acceptable terms, or at all.

         Management  also  intends  to  restructure  its  outstanding  debts and
accounts  payable.   The  Company  may  not  be  able  to  accomplish  any  such restructuring.

         The ability of the Company to continue as a going concern is dependent on the success of these actions including the needed restructuring and a plan of reorganization. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 9 - Commitments and Contingencies

         The Company has been named in approximately 14 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is $223,000. In the opinion of management, the outcome of these claims will not have a material effect on the Company's results of operations.

         As of December 31, 2002, the Company was in default on certain obligations relating to the acquisition of Excalibur Aerospace Inc. (formerly
Aero Weld, Inc.). Effective February, 28, 2003, the Company executed a forbearance agreement with TW Consulting, whereby payments in arrears on rent and certain promissory notes would be scheduled and the terms of the lease would be amended. In exchange for this agreement, TW Consulting has agreed to forbear action against any remedies pursuant to the promissory notes or the lease. The forbearance period has lapsed, and the Company is currently in default on its obligations with TW Consulting.

         On November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District Court in Tulsa County, Oklahoma against Excalibur Holdings, Matthew Flemming, William Stuart, Earl Swift and Frank Marshik. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges Mr. Flemming and the other named third-party defendants breached a duty of good faith, misrepresented and was negligently fraudulent by causing Excalibur to breach the separation agreement signed by the Company and Dwayne Lewis on October 3, 2002. Mr. Lewis' petition claims an amount not less than $10,000. The Company believes Mr. Lewis' claims are baseless and without merit. November 20, 2003 the Company and third party defendants filed a motion to dismiss and compel arbitration stating the counter-claim was an inappropriate venue for Mr. Lewis' action.

                   EXCALIBUR INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                            As of September 30, 2003
                                   (Unaudited)


Note 10 - Subsequent Events

         On September 30, 2003, the Company discontinued the operations of Excalibur Services, Excalibur Steel, and Excalibur Aerospace, (collectively, the Tulsa Operations). In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and financial position of the Tulsa Operations were separately reported as discontinued operations on our unaudited consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years. Net assets of the Tulsa Operations at September 30, 2003 and the related revenues for the applicable periods are summarized as follows:


                                                  Excalibur            Excalibur            Excalibur
                                                    Steel               Services            Aerospace               Total
                                                 -----------          -----------          -----------          -----------
Cash                                             $        --          $        --          $       576          $       576
Receivables - Net                                     (2,379)             189,278               66,565              253,464
Inventories                                            3,247               18,570              131,717              153,534
Property, Plant and Equipment - Net                   55,681               66,718              240,497              362,896
Other Assets                                           5,139                1,907                9,315               16,361
Accounts Payable and Accrued Liabilities          (1,356,793)            (798,908)            (854,858)          (3,010,559)
Intercompany Payable                                (955,777)          (1,879,921)          (3,631,124)          (6,466,822)
Long-term Debt, Net of Current Portion               (22,038)                                                       (22,038)
Net liabilities in excess of assets              $(2,272,920)         $(2,402,356)         $(4,037,312)         $(8,712,588)
                                                 ===========          ===========          ===========          ===========

Revenues in 2003                                 $   366,777          $ 1,075,157          $ 1,181,859          $ 2,623,793
                                                 ===========          ===========          ===========          ===========
Revenues in 2002                                 $ 3,854,905          $ 1,284,513          $ 2,606,725          $ 7,746,143
                                                 ===========          ===========          ===========          ===========


         The asset group was tested for recoverability as of September 30, 2003. Accordingly, an impairment loss of $1,472,084 against property, plant and equipment and an impairment loss of $556, 160 against inventories was recognized at the balance sheet date. The sale of the assets of the above segments of the Company is to occur on December 9, 2003 by an auction company, the proceeds of which will be used to pay down the debt secured by these assets to Stillwater National Bank.

         On October 2, 2003, the Company announced its intent to pursue and adopt a formal plan of reorganization along with the discontinued operations of Excalibur Steel, Excalibur Services and Excalibur Aerospace effective September 30, 2003.

         Since October 1, 2003, the Company has issued 820,000 shares of common stock to various consultants under its 2003 Stock Grant Plan.

         On October 30, 2003, Shumate Machine Works, Inc., a subsidiary of the Company, entered into a new revolving line of credit facility with Stillwater National Bank for $550,000. The line of credit has a term of one year, is secured by a first priority security interest in Shumate's accounts receivables, inventory, and equipment. It bears interest at a rate equal to the prime rate plus two percent. The borrowing base is calculated based upon the collateral levels of Shumate Machine Works' accounts receivable and inventory.

              Notes to Consolidated Condensed Financial Statements
                            As of September 30, 2003
                                   (Unaudited)

Note 10 - Subsequent Events (Continued)

         On October 30, 2003, Excalibur Industries, Inc. signed a new term loan agreement with Stillwater National Bank and Trust for $550,000. The note bears a rate of interest of prime rate plus two percent. Principle and interest are due December 15, 2003. The term loan is secured, along with the Company's indebtedness to Stillwater by a first priority security interest in the Company's accounts receivable, inventory and equipment.

         On November 6, 2003, the Company received a Notice of Disposition of Collateral by Public Sale from the counsel of Stillwater National Bank and Trust giving written notice of the bank's intent to conduct a UCC-1 sale of the equipment, inventory and other assets of Excalibur Steel, Excalibur Services, and Excalibur Aerospace on or about December 9, 2003 in Tulsa Oklahoma via an auctioneer hired by the bank. Proceeds of this anticipated auction will be delivered directly to Stillwater National Bank and will be used to pay for the costs of the auction and applied to the outstanding debt of the Excalibur credit facility.

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

General

         We have four wholly owned subsidiaries: Excalibur Aerospace, Inc. (which does business as Aero Weld), Excalibur Services, Inc., Excalibur Steel, Inc., and Shumate Machine Works, Inc. Shumate Machine Works, Inc., the current operating subsidiary, is engaged in close tolerance machining of steel alloy components and product assemblies for oil services applications.

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

Discontinued Operations

         On September 30, 2003, we discontinued the operations of Excalibur Services and Excalibur Steel, and we also discontinued the manufacturing operations of Excalibur Aerospace, (collectively, the Tulsa Operations). On November 6, 2003, we received a Notice of Disposition of Collateral by Public Sale from the counsel of Stillwater National Bank and Trust giving written notice of the bank's intent to conduct a UCC-1 sale of the equipment, inventory and other assets of the Tulsa Operations on or about December 9, 2003 in Tulsa, Oklahoma via an auctioneer hired by the bank. Proceeds of this anticipated auction will be delivered directly to Stillwater National Bank and will be used to pay for the costs of the auction and applied to the outstanding debt of the Excalibur credit facility.

         In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and financial position of the Tulsa Operations were separately reported as discontinued operations on our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

Results of Operations

         Results of Discontinued Operations

         Net losses for discontinued operations, Excalibur Services, Steel, Aerospace increased to $1,658,494 for the three months ended September 30, 2003, from $677,151 for the three months ended September 30, 2002. The net losses from discontinued operations for the nine months ended September 30, 2003 was $3,154,727 from $542,019 for the nine months ended September 30, 2002. As a result of the decision to discontinue the operations of the above subsidiaries, the Company has written off the remaining goodwill obtained in the purchase of these operations of $3,113,412 for the nine months ended September 30, 2003 an increase from the impairment reserved last quarter of $993,868. The losses in discontinued operations resulted from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the United States civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Aero Weld's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Aero Weld's sales, and the civil aerospace market in the United States after the terrorist attacks of Sept 11th, 2001 continued to be soft.

         Additionally, further increases in losses in Excalibur Steel was a result of the turmoil in the power generation industry and the resulting reduction of sales to, and the ultimate loss of, a major customer and a number of U.S. utilities and merchant power producers announced the delay or cancellation of new power plants previously scheduled to be built. These delays and cancellations resulted in fewer orders and fewer sales for Excalibur Steel's structural steel products.

         Results of Continued Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, selected unaudited financial data expressed as a percentage of net sales for continued operations:

Continued Operations Table                          Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                  -----------------------           -----------------------
                                                    2003             2002             2003             2002
                                                   -----            -----           ------            -----
Net sales                                          100.0%           100.0%           100.0%           100.0%
Cost of sales                                      129.7             63.0            123.2             61.5
                                                  ------            -----           ------            -----

Gross profit                                       (29.7)            37.0            (23.2)            38.5

Selling, general and administrative                113.7             67.6             90.8             72.9
Goodwill Impairment                                340.9               --            156.7               --
Transaction Costs to Acquire Public Shell             --                                --             26.1
                                                  ------            -----           ------            -----

Operating income                                  (484.4)%          (30.6)%         (270.7)%          (60.5)%
                                                  ======            =====           ======            =====



Comparison of Three Months Ended September 30, 2003 and 2002

         Net sales. Net sales for continued operations of Shumate Machine Works decreased to $621,820 for the three months ended September 30, 2003, from $1,245,959 for the three month period ended September 30, 2002. This decrease in sales results primarily from decreased demand for oil and gas drilling products and components which Shumate produces.

         Cost of Sales. Cost sales for continued operations increased to $806,414 for the three months ended September 30, 2003, from $784,990 for the three months ended September 30, 2002. As a percentage of net sales, cost of sales increased to 129.7% of sales for the three months ended September 30, 2003 versus 63.0% of sales for the three months ended September 30, 2002. On an absolute basis, two factors have led to an increase in the cost of sales from the prior period. The first factor is that our variable costs, which are those costs that vary with the amount of products we sell, have decreased because our sales have decreased. Our second factor is that we have reduced our labor cost through several reductions in work force. On a percentage basis, our cost of sales has increased primarily due to the drop in our sales. We are currently not generating enough sales to support our fixed costs of sales such as labor, and we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the quarter. Manufacturing inefficiencies with production wages that are a part of cost of sales negatively affected the percentage.

         We are seeking to implement better cost-controls with production wages on jobs and create greater efficiencies in production and higher sales per division from new sales efforts. We anticipate that these cost control measures will help us restore profitability, although it is possible that we may never return to profitability.

         Selling,    general   and   administrative.    Selling,   general   and
administrative expenses decreased to $707,133 for the three months ended September 30, 2003, from $842,853 for the three months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses were 113.7% in the third quarter of 2003, compared to 67.6% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating certain of our physical locations onto one premise, and cutting other costs. On a percentage basis, our selling, general and administrative expenses have increased primarily because of the sharp reduction in revenues.

         Goodwill impairment. In the three months ending September 30, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $2,119,544 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment was a result of the discontinued operations and reducing the goodwill associated with the initial purchase of those operations.

         Operating income. We incurred an operating loss of $3,011,271 for the three months ended September 30, 2003, compared to an operating loss of $381,884 for the three months ended September 30, 2002. We had a significantly higher operating loss in the third quarter of 2003 as compared to 2002 primarily because we recorded a $2,119,544 charge for Goodwill Impairment and we generated significantly less revenues . In addition, we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the period.

         Shumate Machine Works incurred an operating loss of $184,594 for the three months ended September 30, 2003, as compared to an operating profit of $460,969 for the three months ended September 30, 2002. This decrease in operating income results from a significant reduction in revenues due to decreased demand for drilling products and components manufactured by Shumate.

         Interest expense. Interest expense decreased to $71,244 for the three months ended September 30, 2003, from $133,649 for the three months ended September 30, 2002. The interest expense decreased based upon adjustments made to accrued interest on some notes.

         Provision for income taxes. We incurred operating losses for the year ended December 31, 2002 and the first three quarters of 2003. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made no provision for income taxes.

Comparison of Nine Months Ended September 30, 2003 and 2002

         Net sales. Net sales for continued operations of Shumate Machine Works decreased to $1,987,429 for the nine months ended September 30, 2003, from $2,931,103 for the nine month period ended September 30, 2002. This decrease in sales results primarily from decreased demand for oil and gas drilling products and components which Shumate produces.

         Cost of Sales. Cost of sales for continued operations increased to $2,448,579 for the nine months ended September 30, 2003, from $1,801,524 for the nine months ended September 30, 2002. As a percentage of net sales, cost of sales increased to 123.2% of sales for the nine months ended September 30, 2003 versus 61.5% of sales for the nine months ended September 30, 2002. On an absolute basis, two factors have led to an increase in the cost of sales from the prior period. The first factor is that our variable costs, which are those costs that vary with the amount of products we sell, have decreased because our sales have decreased. Our second factor is that we have reduced our labor cost through several reductions in work force. On a percentage basis, our cost of sales has increased primarily due to the drop in our sales. We are currently not generating enough sales to support our fixed costs of sales such as labor, and we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the quarter. Manufacturing inefficiencies with production wages that are a part of cost of sales negatively affected the percentage.

         We are seeking to implement better cost-controls with production wages on jobs and create greater efficiencies in production and higher sales per division from new sales efforts. We anticipate that these cost control measures will help us restore profitability, although it is possible that we may never return to profitability.

         Selling,    general   and   administrative.    Selling,   general   and
administrative expenses decreased to $1,803,863 for the nine months ended September 30, 2003, from $2,137,762 for the nine months ended September 30, 2002 (which does not include a charge of $765,872 that we incurred as a result of our acquisition of Excalibur Holdings. As a percentage of net sales, selling, general and administrative expenses were 113.7% in the third quarter of 2003, compared to 72.9% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating certain of our physical locations onto one premise, and cutting other costs. On a percentage basis, our selling, general and administrative expenses have increased primarily because of the sharp reduction in revenues.

         Goodwill impairment. In the nine months ending September 30, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $3,113,412 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment was a result of the discontinued operations and reducing the goodwill associated with the initial purchase of those operations.

         Operating income. We incurred an operating loss of $5,378,425 for the nine months ended September 30, 2003, compared to an operating loss of $1,774,055 for the nine months ended September 30, 2002. We had a significantly higher operating loss in the third quarter of 2003 as compared to 2002 primarily because we recorded a $2,119,544 charge for Goodwill Impairment and we generated significantly less revenues. In addition, we have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the period.

         Shumate Machine Works incurred an operating loss of $1,156,116 for the nine months ended September 30, 2003, as compared to an operating profit of $939,292 for the nine months ended September 30, 2002. This decrease in operating income results from a significant reduction in revenues due to decreased demand for drilling products and components manufactured by Shumate.

         Interest expense. Interest expense increased to $424,419 for the nine months ended September 30, 2003, from $356,235 for the nine months ended September 30, 2002 Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and two term loans from our primary lender, and notes issued to officers and directors for working capital loans.

         Provision for income taxes. We incurred operating losses for the year ended December 31, 2002 and the first three quarters of 2003. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at September 30, 2003 was $8,842,746. We had cash of $2,543 and had cash overdrafts of $460,432 at September 30, 2003, as compared to having cash of $130,381 at September 30, 2002. This decrease resulted primarily from incurring operating losses during each of the last four fiscal quarters.

         We used $369,842 of cash from operating activities for the nine months ended September 30, 2003 compared to using $2,332,733 in the nine months ended September 30, 2002. Cash generated by operating activities for the nine months ended September 30, 2003 was mainly due to non-cash charges of $3,113,415 for impairment of goodwill, $2,028,244 for loss on disposal of discontinued
operations equipment and inventory $599,733 for depreciation, $30,000for amortization of intangible assets, $200 in common stock bonuses, $121,333 in common stock issued for services rendered, $353,299for decreases in accounts receivable and $71,390 decrease in receivables from shareholders, $355,368 for decreases in inventories, $1,218,555 decrease in other assets, $2,030,379 for increases in accounts payable and accrued expenses, and for increases in cash overdrafts of $364,097. These cash flows were offset by a net loss of $11,052,168.

         Net cash flows used in investing activities were $221,937 for the nine months ended September 30, 2003, compared to using $776,304 in the nine months ended September 30, 2002. Cash used by investing activities for the nine months ended September 30, 2003 was used for the purchase of fixed assets.

         Net cash flows generated from financing activities were $594.322 during the nine months ended September 30, 2003, compared to net cash generated from financing activities of $3,172,162 in the nine month period ended September 30, 2002, primarily due to our refinancing of our credit facility with Stillwater National Bank, our issuance of common stock upon exercise of options and warrants, our issuance of related party debt. The repayments of existing outstanding notes and the incurrence of costs in raising capital offset these increases.

Bank Credit Facility

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

         The line of credit may be utilized for general corporate purposes, including working capital and acquisition financing. Under the line of credit, we borrow at a rate of interest equal to the higher of (a) nine percent (6%) or
(b) Stillwater's prime rate plus one percent. The line of credit provides for an advance rate of 80% of qualified receivables and 50% of qualified inventory. The line of credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets and bank approval on acquisitions.

         On September 27, 2002, we amended the credit agreement with Stillwater National Bank by increasing the line of credit facility to $2,500,000. We also entered into an additional loan agreement with Stillwater National Bank, which provides us with a $2,500,000 term loan. The term loan has a term of four years, is secured, along with the line of credit, by a first priority security interest in our accounts receivables, inventory and equipment. The term loan is repayable in 48 monthly installments, and it bears interest at a rate equal to the higher of (a) nine percent (6%) or (b) Stillwater's prime rate plus one percent.

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

         On October 30, 2003, we entered into a supplemental loan agreement with Stillwater National Bank, which provided the Company and its Shumate subsidiary with a $550,000 revolving line of credit facility and a $550,000 term note. The line of credit has a term of one year, is secured by a first priority security interest in our accounts receivables, inventory, and equipment. It bears interest at a rate equal to the prime rate plus two percent. The term loan is due December 15, 2003, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in our accounts receivables, inventory and equipment. The term loan also bears interest at a rate equal to the prime rate plus two percent.

         On November 6, 2003, we received a Notice of Disposition of Collateral by Public Sale from the counsel of Stillwater National Bank and Trust giving written notice of the bank's intent to conduct a UCC-1 sale of the equipment, inventory and other assets of Excalibur Steel, Excalibur Services, and Excalibur Aerospace on or about December 9, 2003 in Tulsa Oklahoma via an auctioneer hired by the bank. Proceeds of this anticipated auction will be delivered directly to Stillwater National Bank and will be used to pay for the costs of the auction and applied to the outstanding debt of the Excalibur credit facility.

         TW Consulting Debt

         On September 27, 2002, in connection with our acquisition of the assets of Aero Weld, we entered into an restructuring agreement, which resulted in us having the following notes outstanding in connection with that acquisition: (i) an unsecured note in the principal amount of $1,238,500 bearing interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) a secured note in the principal amount of $1,250,000 bearing interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due; and (iii) a secured note in the principal amount of $443,973 bearing interest at the rate of 7.5% per annum with monthly principal and interest payments of $6,392 plus accrued interest commencing July 1, 2003 and continuing each month until September 1, 2008, when all unpaid principal and interest are due. The two secured notes are secured by a second, junior lien on certain of our assets, such security interest being subordinate to the security interest granted to Stillwater National Bank in connection with our Stillwater line of credit and Stillwater term loan.

         We breached our obligations under the first two notes listed and under our lease with the holder of the notes, TW Consulting. On February 28, 2003, we entered into a forbearance agreement with TW Consulting, pursuant to which we did the following: (a) paid $29,478 to TW Consulting, (b) agreed to vacate the premises that are the subject of the lease by March 31, 2003, (c) executed and delivered a second amended and restated consulting agreement with TW Consulting, and (d) agreed to pay $175,504 to TW Consulting on or before August 15, 2003. In consideration of these covenants, TW Consulting agreed to forbear pursuing any remedies it may have against us under the two notes in default or under the lease. The forbearance agreement is now expired and the Company is in default of all its obligations with TW Consulting.

Insider and Affiliate Loans

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

         In 2003, we financed our operations by issuing various unsecured term notes with an aggregate principal of approximately $759,004 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to September 30, 2003, as follows:

Name                                     Principal Amount              Interest Rate         Maturity Date
-------------------------------------    -------------------------     -----------------     -----------------------
WSHS, Inc.                               $100,000                      Prime + 1.5%          Demand
WSHS, Inc.                               $75,000                       Prime + 1.5%          May 2, 2003
A. Earl Swift                            $100,000                      10%                   March 5, 2003
A. Earl Swift                            $105,000                      10%                   March 7, 2003
A. Earl Swift                            $10,321                       10%                   March 18, 2003
A. Earl Swift                            $200,000                      10%                   March 24, 2003
A. Earl Swift                            $50,045                       6%                    Demand
A. Earl Swift                            $39,638                       8%                    February 2, 2004
A. Earl Swift                            $79,000                       8%                    June 12, 2004


         The proceeds from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our Chairman and Chief Executive Officer.

         Under the terms of Mr. Swift's notes, (other than the demand note) the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

          We intend to seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding options or warrants to provide additional equity capital, in the fourth quarter of 2003. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.

         We may incur additional losses if the weak conditions in the U.S. economy or the energy sector continue, or if they deteriorate further. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

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

         We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contain restrictions as to the payment of dividends.

Capital Requirements

         As of the date of this report, due to our discontinuing the Tulsa Operations and the amount of debt that our continuing operations have to service, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements for at least the next twelve months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit, we will need to continue to finance our operations through other capital financings. We have sought, and continue to seek, equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding options or warrants to provide additional equity capital. However, such additional financing has not been available to us, and it may continue to be unavailable to us, when and if needed, on acceptable terms or at all.

         In addition to our discontinuing the Tulsa Operations and the bank liquidation, we are continuing to seek other restructuring measures to reduce our debt load, including converting some of our outstanding indebtedness into equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversion.

         We may  incur  additional  losses  if the weak  conditions  in the U.S.
economy or energy sector continue, or if they deteriorate further. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

         We intent to adopt a formal plan of reorganization that will include debt restructuring from our bank, seller notes and stockholder debt so that our remaining operating entity, Shumate Machine Works, can support the ongoing debt service that remains after the restructuring. Additionally, the Company is anticipates substantial reduced overhead costs from the closed Tulsa-based operations and further reductions in our holding company expenses. This proposed reorganization, debt restructure and operating expense reductions along with anticipated increase in demand next year for energy related field service products and components are steps that the Company is taking to try to return to profitability. However, there can be no assurances that these steps will be completed or that the Company will ever return to profitability.

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

         In addition, on November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings, Matthew Flemming, William Stuart, Earl Swift and Frank Marshik. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges Mr. Flemming and the other named third-party defendants breached a duty of good faith, misrepresented and was negligently fraudulent by causing Excalibur to breach the separation agreement signed by the Company and Dwayne Lewis on October 3, 2002. Mr. Lewis' petition claims an amount not less than $10,000. The Company believes Mr. Lewis' claims are baseless and without merit. November 20, 2003 the Company and third party defendants filed a motion to dismiss and compel arbitration stating the counter-claim was an inappropriate venue for Mr. Lewis' action.

ITEM 2 - CHANGES IN SECURITIES

         (a) None.

         (b) None.

         (c) None.

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


                          EXCALIBUR INDUSTRIES, INC.


November 28, 2003         /s/ William S.H. Stuart
                          -----------------------------------------------------
                          William S. H. Stuart
                          Chairman of the Board of Directors and Chief
                          Executive Officer
                          (Principal Executive Officer)

November 28, 2003         /s/ Matthew C. Flemming
                          -----------------------------------------------------
                          Matthew C. Flemming
                          Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)

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


November 28, 2003                       /s/ William S.H. Stuart
                                        ---------------------------------------
                                        William S.H. Stuart
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

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


November 28, 2003               /s/ Matthew C. Flemming
                                -----------------------------------------------
                                Matthew C. Flemming
                                Executive Vice President, Chief Financial
                                Officer, Treasurer and Secretary
                                (Principal Financial Officer)