Form 10KSB
period 2003-12-31
EXCALIBUR INDUSTRIES INC
filed 2004-04-16
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                  12060 FM 3083
                               CONROE, TEXAS 77301
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (936) 441-5100
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                                            PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the most recent fiscal year were $2,421,831.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $353,431 as of March 31, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 5,251,699 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 31, 2004, 17,032,728 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

      We are a contract machining and manufacturing company focused in the energy field services market. Through our Shumate Machine Works operating subsidiary, we manufacture products, parts, components, assemblies and sub-assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, computer numeric controlled ("CNC") machinery and manufacturing expertise are contracted by our customers' research and development ("R&D"), engineering and manufacturing departments to ensure optimization and timely desired results for their products.

      The diverse line of products we manufacture includes the following:

o Solid Expandable Tubular technology - launchers and liner hangers for oil & gas field service applications
o        Blow-out Preventers / spare parts for service
o        Top Drive Assemblies / sub assemblies - spare parts for service
o        Directional Drilling Products
o        Exploration Products - R&D
o        Natural Gas Measurement Equipment - Fittings / Valves
o        Control & Check Valves, and
o        SubSea Control Equipment.

      Our investment in capital equipment and software gives us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel and chrome based alloys. Shumate Machine Works uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets with respect to the manufacture of certain products. Our company produces complex assemblies including expandable tubing technology products which are used in field service operations under extreme environmental conditions for oil and gas exploration. The expandable tubing and drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that our ability to meet the difficult manufacturing requirements of the expandable tubing equipment and our development of certain in-house manufacturing trade secrets makes us a leading expandable tubing equipment manufacturer.

      Our customers include Baker Hughes, BJ Services Company, Canrig Drilling Technology, a Nabors Industries company, Elmar, a Varco International company, Enventure Global Technology, a Halliburton/Shell joint venture company, Halliburton Energy Services, National Oil Well, Oceaneering Intervention Engineering, Oil States Industrial Hydrotech, R&M Energy Systems, Shell Development, Smith International, Texas Oil Tools, a Varco company, TMCo, Inc. and Weatherford International.

      We employ about 35 people at a 23,000 square foot plant in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 441-5100 and our Internet address is www.shumateinc.com.

COMPANY BACKGROUND

      We were founded in August 2001 to build an integrated specialty manufacturing company by acquiring and founding, integrating, and privately owned manufacturing and fabrication businesses. We acquired Shumate Machine Works, our operating entity, in March 2002. In April 2002, Excalibur Holdings completed a "reverse merger" with a publicly-traded shell corporation, and in June 2002, we reincorporated under the laws of the State of Delaware and changed our name to "Excalibur Industries, Inc."

FISCAL 2003 DEVELOPMENTS -- DISCONTINUED OPERATIONS

      In 2003, we continued to be significantly impacted by the economic downturn in the U.S. and, in particular, a sharp reduction in demand for civil flight simulation products and other civil aviation training equipment in the wake of the World Trade Center and Pentagon attacks of September 11, 2001. We were also significantly negatively impacted by turmoil in the power generation industry. These developments resulted in reduced revenues, lower than expected levels of working capital, and significant net losses.

      As a result of our continuing net losses and lack of working capital, on September 30, 2003, we discontinued the operations of Excalibur Services, Excalibur Steel, and Excalibur Aerospace, (collectively, the "Tulsa-based companies"), which we had acquired in 2001. On December 9, 2003, Stillwater National Bank and Trust conducted a UCC-1 sale of the equipment, inventory and other assets of the Tulsa-based companies in Tulsa, Oklahoma via an auctioneer hired by the bank. The net proceeds of this auction, in the approximate amount of $690,000, were delivered directly to Stillwater National Bank to pay for the in costs of the auction of about $60,000, and applied the remaining approximately $630,000 to the outstanding debt of the Excalibur credit facility.

      On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries have an aggregate amount of $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings.

      While we believe our core business at Shumate Machine Works remains viable, it is our opinion that these developments will continue to adversely affect our results of operations in the immediate future.

OUR MARKET

      The energy field services market, or upstream hydrocarbon market, is comprised of several sub-markets including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, subsea, refining, and maintenance services for these areas. We currently manufacture products, spare parts, assemblies and sub-assemblies for oil & gas field services. We may expand into other areas of the energy field services market and pursue growth strategies that complement and leverage our current business and expertise.

      The dollar size of the United States (U.S.) oil & gas field services market can be measured in dollars by the U.S. drilling and completion activity spending and the total U.S. well service and workover spending.

      In their March 2004 Drilling and Production Outlook report, Spears and Associates, a leading energy market research firm, states the following:

o U.S. drilling and completion spending was $22.6 billion for 2003, up 12% from the year 2002, and

o U.S. well service and workover spending was $13.3 billion in 2003, up 10% from 2002.

OUR STRATEGY

      Strategies to achieve our growth objectives include the following:

      Expand and grow our contract machining and manufacturing business. Our sales and marketing initiatives resulted in important new customers at our Shumate Machine Works division during 2003 that we anticipate further developing and growing in the future. In addition to the goal of acquiring new customers, we solicit historical existing customers for new product line manufacturing opportunities and assemblies and extensions of their current individual parts work. We also perform machining services in support of R&D projects interfacing directly with customer's engineering managers and product developers.

      Develop strategic supply chain alliances with our customers. We recently signed two contracts with customers whereby our company dedicates machine hours, manufacturing and expertise producing their products, and the buyer creates manufacturing efficiencies through its longer term scheduling and forecasts. This collaborative process can assist in reducing costs while protecting margins and can avoid bidding scenarios for new orders. Typically, these contracts represent six month to three year commitments from customers for their needs. Several other customers have expressed interest in signing similar strategic alliances with us that, if signed, could bring additional products and manufacturing revenues for our company.

      Leverage our manufacturing business and develop our own product lines. Our firm excels at manufacturing products for its customers and strategically we believe our expertise and knowledge in the marketplace creates an opportunity to acquire, develop, design and sell our own products in the energy field services market. Our customer base, channels of distribution and market focus may provide additional product line opportunities within areas such as fluid management, process controls, valves and valve components.

SALES AND MARKETING; CUSTOMERS

      Our operating subsidiary, Shumate Machine Works, has developed and maintained long-term relationships with its existing customers. This sales team focuses on identifying new prospective customers in the energy field services industry that we currently serve. We use a variety of methods to identify these target customers, including the utilization of databases, direct mail and participation in manufacturers' trade shows. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing.

      Nearly all of our sales are on a negotiated price basis. In some cases, sales are the result of a competitive process where a customer sends to us and to several competitors a list of products required, and we submit a bid on each product. Frequently, the ability to meet customer delivery schedules as well as plant capacities and capabilities is a significant aspect of winning a bid.

      We have a customer base of more than 40 customers. Two of these customers represented over forty percent of our revenues for 2003. We continually focus on developing new customers to reduce customer concentration risk and we believe that long-term relationships with many of our customers will contribute to our success.

COMPETITION

      We are engaged in a highly fragmented and competitive industry. Competition is based primarily on quality, service, price, timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, many of which may have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs are significantly lower than our own.

      We believe that we are able to compete effectively by defining and understanding customer needs, using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

      Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation and workplace exposure. Hazardous materials are used in our operations include lubricants, cleaning solvents and hydrochloric acid.

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

SAFETY

      We are committed to emphasizing and focusing on safety in the workplace. We currently have a variety of safety programs in place, which include regular field safety meetings, incentives based on an employee's or a team's safety record and training sessions to teach proper safety work procedures. We plan to establish "best practices" throughout all of our operations to ensure that all employees comply with safety standards that we establish and to ensure full compliance with federal, state and local laws and regulations. In addition, we intend to continue to emphasize the need for an accident-free workplace.

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

      We have been named in approximately 15 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $350,000, many of which are listed within the Tulsa-based companies bankruptcy petition filed December 31, 2003. There can be no assurances, however, that the bankruptcies will conclude in a manner favorable to our company.

      In addition, on November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings, Matthew Flemming, William Stuart, Earl Swift and Frank Marshik. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges Mr. Flemming and the other named third-party defendants breached a duty of good faith, misrepresented and was negligently fraudulent by causing Excalibur Holdings to breach its separation agreement signed by Excalibur Holdings and Dwayne Lewis on October 3, 2002. Mr. Lewis' petition claims an amount not less than $10,000. We believe Mr. Lewis' claims are baseless and without merit.

EMPLOYEES

      We currently employ approximately 35 people in Conroe, Texas. Of the total, approximately 5 are in administration, 4 are in sales, marketing and distribution, and 26 are in machining, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

BUSINESS DEVELOPMENT OF EXCALIBUR INDUSTRIES, INC. AND EXCALIBUR HOLDINGS, INC.

      Excalibur Holdings Inc., a Texas corporation, was founded on August 17, 2001 to acquire privately held manufacturing companies in the southwest United States. On April 8, 2002, Excalibur Holdings completed a "reverse merger" with Global Realty Management Group, Inc. ("GRMG"), a publicly-traded shell corporation and a fully reporting company registered under the Securities Exchange Act of 1934. In June 2002, GRMG reincorporated under the laws of the State of Delaware and changed its name to "Excalibur Industries, Inc."

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

      EXCALIBUR AEROSPACE, D.B.A. AERO WELD ACQUISITION. On November 20, 2001, Excalibur Holdings, through its wholly-owned subsidiary Excalibur Aerospace, Inc., acquired substantially all of the assets (other than real property) of TW Consulting, Inc., an Oklahoma corporation formerly known as Aero Weld, Inc., for $3,500,000 in cash payable in a series of installments, the delivery of a series of unsecured notes in the aggregate original principal amount of $1,968,388, 1,000,000 shares of Excalibur Holdings common stock, and consulting and non-competition fees aggregating $2,500,000 payable to the sole stockholder of TW Consulting, Mr. Tommy Worth. In 2002, we subsequently amended, on multiple occasions, the terms of the purchase price, the terms of the notes, and the terms of the consulting agreement. As a result of these amendments, and after certain payments made by or on behalf of each party, we had outstanding a series of secured and unsecured notes in the aggregate original principal amount of $2,932,473. In addition, we also amended our consulting agreement with Mr. Worth and entered into a written lease agreement with TW Consulting (formerly Aero Weld, Inc.). The amended consulting agreement provides for monthly payments to Mr. Worth through March 31, 2012. The amount of the monthly payment was based upon gross revenues generated in our Aero Weld subsidiary, with a range of up to $65,000 per month. The maximum aggregate amount payable under this agreement is $2,500,000. In addition, we agreed to enter into a two-year written lease with TW Consulting for the rental of the facilities for our Aero Weld subsidiary at a rate of $8,000 per month. We have breached our obligations under the notes and the lease listed above. These liabilities are set forth on the schedules of the Chapter 7 petition filed by Excalibur Aerospace. On or about March 9, 2004, Stillwater National Bank purchased this debt and the related security agreements, personal guarantees, and causes of action against the guarantors of this debt.

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

      WE WILL NEED TO CONTINUE TO FINANCE OUR OPERATIONS THROUGH ADDITIONAL BANK BORROWINGS UNDER OUR EXISTING LINE OF CREDIT OR OTHER CAPITAL FINANCINGS, AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN. We had a working capital deficit of $11,850,659 as of December 31, 2003. As of the date of this annual report, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements over the fiscal year 2004 through cash flows generated from operations. We currently have a $1,650,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank, which expires on April 15, 2004. The outstanding balance on the Stillwater line of credit was $1,650,000 at December 31, 2003. Interest on the Stillwater line of credit is payable monthly at the higher of
(a) 6.45 percent or (b) Stillwater's prime rate plus two percent. We also have several other loans with Stillwater National Bank, which, in total, had outstanding principal balances of $4,142,199 at December 31, 2003, with maturities ranging from August 2003 to August 2006. Interest rates accruing at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus two percent.

      We will need to continue to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at that time.

      We may also seek equity financing in the form of a private placement, a public offering, or the exercise of currently outstanding warrants by existing warrant holders to provide additional equity capital. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected. Any debt or equity financings also require the written consent of our lender Stillwater National Bank.

      WE HAVE SUBSTANTIAL INDEBTEDNESS OUTSTANDING, AND OUR OPERATIONS ARE SIGNIFICANTLY LEVERAGED. In order to finance our operations, including costs relating to the acquisitions of our operating subsidiaries, we have incurred substantial indebtedness, including our debt with Stillwater for a line of credit and several term loans. As of December 31, 2003, we have approximately $7,013,136 of notes payable and bank credit lines, including current maturities of approximately $3,999,493. We are not in compliance with our debt covenants under the loan agreements with Stillwater National Bank. We have also defaulted on a significant portion of our loan obligations, which has resulted in Stillwater foreclosing on the assets of three of our operating subsidiaries. The proceeds from this foreclosure sale have not satisfied our debt obligations to Stillwater, and they could foreclose on our remaining assets. Our cash flows from operations are currently insufficient to service our debt obligations. We are currently negotiating with Stillwater to reorganize and restructure our debt obligations, but if we are unable to do so, there is a significant chance that Stillwater will foreclose on our remaining assets, in which case we would cease to continue as a going concern.

      THE LIABILITIES OF OUR TULSA-BASED COMPANIES MAY NOT BE DISCHARGED IN BANKRUPTCY. On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings. It is possible that these liabilities may not be discharged in the bankruptcy proceedings.

      OUR INDEPENDENT AUDITORS' REPORT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our independent auditors have prepared their report on our 2003 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph which states that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

      THE MAJORITY OF OUR REVENUES ARE GENERATED FROM A SMALL NUMBER OF CUSTOMERS, AND OUR RESULTS OF OPERATIONS CASH FLOWS WILL BE ADVERSELY AFFECTED IF ANY OF OUR MAJOR CUSTOMERS EITHER FAIL TO PAY ON A TIMELY BASIS OR CEASE TO PURCHASE OUR PRODUCTS. In 2003, three of our customers accounted for 57% of our sales. At December 31, 2003, these same three customers accounted for 86% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, which when realized, have been within the range of our expectations If one or more of our other major customers stops purchasing our products, our results of operations will be adversely affected. If one of our major customers fails to pay its account on a timely basis, our cash flows will be adversely affected. Furthermore, if one of our major customer defaults in its obligation to pay and we are unable to collect on that account, our operating results will be materially adversely affected.

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

      THE RATE OF INTEREST ON A SIGNIFICANT PORTION OF OUR INDEBTEDNESS VARIES WITH THE MARKET RATE OF INTEREST. The interest on the Stillwater line of credit is payable monthly at the higher of (a) six percent or (b) Stillwater's prime rate plus two percent. Our Stillwater term loan accrues interest at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus two percent. The base rates on the Stillwater line of credit and the Stillwater term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase, which will have a direct adverse affect on our profitability. As an example, based on the amounts outstanding under the Stillwater line of credit and term loan at December 31, 2003, a one percent increase in Stillwater's prime rate would increase our annual debt service by more than $60,000.

      WE MAY NOT BE ABLE TO SUCCESSFULLY ACCELERATE INTERNAL SALES GROWTH WHICH WOULD RESULT IN LOWER REVENUES AND EARNINGS THAN WE CURRENTLY ANTICIPATE. It is possible that we may be unable to successfully implement any of our strategies to increase sales, including expanding the range of processes and services which we offer, developing long-term partnering relationships with customers, adding new customers, improving our operating margins by increasing operating efficiencies and centralizing appropriate administrative functions, or otherwise increase revenues internally. Our ability to increase our net sales will be affected by many factors which are beyond our control, and there can be no assurance that our strategies will be successful or that we will be able to generate cash flow adequate for our operations and to support internal growth.

      WE MAY NOT BE ABLE TO DEVELOP OUR OWN NEW PRODUCT LINES. We are currently seeking opportunities to develop or acquire energy field services products via acquisition or license. We believe acquiring our own product lines would leverage our expertise in manufacturing and marketplace knowledge and complement our current contract machining business. However, the energy field services market has numerous companies larger and more financially capable of developing product lines in this market than we are. However, even if we do acquire or design our own products, it is possible that we may not have the working capital or financial capacity to enter into this market, and we may be unable to successfully sell any products due to inadequate working capital, lack of capacity, or both.

      WE MAY NOT BE ABLE TO IDENTIFY QUALITY STRATEGIC ACQUISITION CANDIDATES, AND IF WE DO MAKE STRATEGIC ACQUISITIONS, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THEIR OPERATIONS. We may seek to acquire companies or product lines within the energy field services market or a related market. For any acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition related costs. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria.

      WE FACE SIGNIFICANT COMPETITION IN OUR MARKETS. The machining and manufacturing industry is highly competitive. Competition in the sale of our products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial resources than we do. We have competition from foreign manufacturers that have substantially cheaper labor costs than we do. Our Company may not be able to successfully compete with the products of these other companies.

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

      THE OIL AND GAS INDUSTRY IS CYCLICAL, WHICH RESULTS IN FLUCTUATIONS IN OUR RESULTS OF OPERATIONS. Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand and other factors beyond our control. In 2003, we were significantly impacted by the economic downturn in the U.S. and, in particular, a reduction in demand for oil field drilling products. These developments resulted in reduced revenues, lower than expected levels of working capital, and net losses. In turn, our lack of working capital forced us to suspend our growth objectives and, instead, required us focus on stabilizing our existing operations. While we believe our core business is fundamentally sound, we believe that these developments will continue to adversely affect our results of operations in the immediate future.

      OUR OPERATIONS ARE SUBJECT TO A NUMBER OF FEDERAL, STATE AND LOCAL REGULATIONS RELATING TO THE PROTECTION OF THE ENVIRONMENT AND TO WORKPLACE HEALTH AND SAFETY. Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environment protection, remediation, workplace exposure and other matters. Hazardous materials that we use in our operations primarily include lubricants, cleaning solvents and hydrochloric acid. Some of the properties that we lease are located in industrial areas close to properties with histories of heavy industrial use. Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage. We have obtained limited indemnities from the former founders of each of our operating subsidiaries. We believe that these indemnities will be adequate to protect us from a material adverse effect on our financial condition should we be found to be responsible for a share of the clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and the limited indemnities may not fully protect us.

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

      THERE ARE OPTIONS AND WARRANTS TO PURCHASE UP TO 1,800,982 SHARES OF OUR COMMON STOCK CURRENTLY OUTSTANDING. We have granted options and warrants to purchase an aggregate of 1,800,982 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 1,751,982 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.60 per share to $2.50 per share. If issued, the shares underlying options and warrants would significantly increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders by up to 9.3% percent.

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

      OUR OFFICERS AND DIRECTORS COLLECTIVELY OWN A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, AND AS LONG AS THEY DO, THEY MAY BE ABLE TO CONTROL THE OUTCOME OF STOCKHOLDER VOTING. Our officers and directors are collectively the beneficial owners of approximately 20% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

ITEM 2.   PROPERTIES

      We lease over 20,000 square feet of manufacturing facilities in Conroe, Texas. In March 2003, we entered into a five-year lease for the rental of the facilities for our Shumate subsidiary at a rate of approximately $19,600 per month. The existing facilities are adequate for our current operations. We anticipate that additional facilities will be leased or purchased as needed and that sufficient facilities for our needs are readily available.

ITEM 3.   LEGAL PROCEEDINGS

      On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings.

      We have been named in approximately 15 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $350,000, many of which are listed within the Tulsa-based companies bankruptcy petition filed on December 31, 2003. There can be no assurances, however, that the bankruptcies will conclude in a manner favorable to our company.

      On November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings, Matthew Flemming, William Stuart, Earl Swift and Frank Marshik. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges Mr. Flemming and the other named third-party defendants breached a duty of good faith, misrepresented and was negligently fraudulent by causing Excalibur to breach the separation agreement signed by the Company and Dwayne Lewis on October 3, 2002. Mr. Lewis' petition claims an amount not less than $10,000. We believe that Mr. Lewis' claims are baseless and without merit.

      On January 13, 2004, TW Consulting, Inc. the seller of Aero Weld to Excalibur Aerospace, brought suit against William S.H. Stuart and Matthew C. Flemming, two of our officers, in the District Court of Tulsa County, Oklahoma, alleging default of one of the seller notes to TW Consulting in the amount of $1,393,769.90 which Messrs. Stuart and Flemming personally guaranteed.

      On February 17, 2004, Stillwater National Bank and Trust Company brought suit against Messrs. Stuart and Flemming in the District Court of Oklahoma County, Oklahoma, alleging default of the notes and revolving credit lines known as the bank credit facility in the amount of $5,043,156.67 which Messrs. Stuart and Flemming personally guaranteed.

      On or about March 9, 2004, the Company was notified by Stillwater National Bank and Trust that it had purchased the notes and related lawsuit claims from TW Consulting.

      We have been in ongoing negotiations with Stillwater National Bank regarding a restructuring and reorganization plan for our company, including the treatment of the bank credit facility debt. Discussions are ongoing and there can be no assurance that we will ever come to a successful conclusion of a reorganization and restructure of our debt, including our bank debt.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has traded on the OTC Bulletin Board under the symbol "EXCB" since June 10, 2002. Before that date, our common stock is traded on the OTC Bulletin Board under the symbol "GRMA," and before that, it traded on the OTC Bulletin Board under the symbol "GRMG." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2002 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for both the one for 14.758 reverse split which was effected in April, 2002 (i.e. they have been increased 14.758 times to compare them to current prices). We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



2002 (OTC Bulletin Board)               High Bid            Low Bid
-------------------------------------------------------------------
First quarter                         $   3.69          $    1.62
Second quarter                            4.25               1.80
Third quarter                             2.70               1.55
Fourth quarter                            2.60               1.35

2003 (OTC Bulletin Board)               High Bid            Low Bid
-------------------------------------------------------------------
First quarter                         $   1.90          $    0.73
Second quarter                            1.40               0.40
Third quarter                             0.58               0.10
Fourth quarter                            0.14               0.04

      As of March 31, 2004, there were approximately 335 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. In addition, the terms of our Stillwater line of credit and our Stillwater term loan prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without Stillwater National Bank's prior approval. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of our business.

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

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2003:

                                (A)               (B)               (C)
-------------------------  ---------------  ----------------  -----------------
PLAN CATEGORY                NUMBER OF      WEIGHTED-AVERAGE     NUMBER OF
                           SECURITIES TO    EXERCISE PRICE       SECURITIES
                             BE ISSUED      OF OUTSTANDING       REMAINING
                           UPON EXERCISE       OPTIONS,        AVAILABLE FOR
                                 OF          WARRANTS AND     FUTURE ISSUANCE
                            OUTSTANDING         RIGHTS          UNDER EQUITY
                              OPTIONS,                          COMPENSATION
                            WARRANTS AND                           PLANS
                               RIGHTS                            (EXCLUDING
                                                                 SECURITIES
                                                                REFLECTED IN
                                                                COLUMN (A))
-------------------------  ---------------  ----------------  -----------------
Equity compensation             49,000            $0.60         1,951,000
plans approved by
security holders
Equity compensation                 --               --        11,375,556
plans not approved by
security holders (1) (2)
Total                           49,000            $0.60        13,326,556

(1) STOCK BONUS PLAN. Our board of directors adopted our 2002 Stock Bonus Plan on June 10, 2002. The purpose of the plan was to strengthen us by providing our officers, directors, and employees added incentive for high levels of performance and unusual efforts to increase our earnings. The plan provided these individuals with an opportunity to acquire, maintain and increase a proprietary interest in our success. The plan also encourages those employees to continue their employment with us. We are permitted to issue up to 50,000 shares of common stock grant under the plan. On June 10, 2002, we issued 24,000 shares to our employees under the plan as a stock bonus. The employees were not required to pay cash for the shares. However, the fair market value of the shares issued was considered compensation income for tax purposes.

(2) STOCK GRANT PLAN. Our board of directors adopted our 2003 Stock Grant Plan on June 25, 2003. The purpose of this plan was to encourage and enable our officers, employees, directors, consultants, advisors, and other key persons upon whose judgment, initiative and efforts we largely depends for the successful conduct of our business to acquire a proprietary interest in us. It is anticipated that providing such persons with a direct stake in our welfare will assure a closer identification of their interests with those of us, thereby stimulating their efforts on our behalf and strengthening their desire to remain with us. We are permitted to issue up to 3,000,000 shares of common stock under this plan, and to date, we have issued 1,624,444 shares.


(3) EMPLOYEE STOCK INCENTIVE PLAN. Our board of directors adopted our 2003 Employee Stock Incentive Plan on July 17, 2003. The purpose of this plan was to allow designated officers and employees of us and our subsidiaries to receive options to purchase our common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to provide the employees with equity-based compensation incentives who make significant and extraordinary contributions to our long-term growth and performance, and to attract and retain these employees. We are permitted to issue up to 7,500,000 shares of common stock under this plan, and to date, we have issued no shares or options to purchase shares under this plan.

(4) NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN. Our board of directors adopted our 2003 Non-Employee Directors and Consultants Retainer Stock Plan on July 17, 2003. The purposes of this plan are to enable us to promote the interests of us and our stockholders by attracting and retaining non-employee directors and consultants capable of furthering our future success and by aligning their economic interests more closely with those of our stockholders, by paying their retainer or fees in the form of shares of our common stock. We are permitted to issue up to 2,500,000 shares of common stock under this plan, and to date, we have issued no shares under this plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      We are a contract machining and manufacturing company focused in the energy field services market. We manufacture products, parts, components, assemblies and sub-assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, computer numeric controlled ("CNC") machinery and manufacturing expertise are contracted by customer's research and development ("R&D"), engineering and manufacturing departments to ensure optimization and timely desired results for their products.

      The diverse line of products we manufacture includes the following:

o Solid Expandable Tubular technology - launchers and liner hangers for oil & gas field service applications
o        Blow-out Preventers / spare parts for service
o        Top Drive Assemblies / sub assemblies - spare parts for service
o        Directional Drilling Products
o        Exploration Products - R&D
o        Natural Gas Measurement Equipment - Fittings / Valves
o        Control & Check Valves, and
o        SubSea Control Equipment.

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

      In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement. In 2003, Mr. Parr resigned as a director and Messrs. Rains and Brown resigned as officers.

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

DISCONTINUED OPERATIONS

      On September 30, 2003, we discontinued the operations of Excalibur Services and Excalibur Steel, and we also discontinued the manufacturing operations of Excalibur Aerospace, (collectively, the Tulsa-based companies). On December 9, 2003, Stillwater National Bank and Trust conducted a UCC-1 sale of the equipment, inventory and other assets of the Tulsa-based companies in Tulsa, Oklahoma via an auctioneer hired by the bank. The net proceeds of this auction, in the approximate amount of $690,000, were delivered directly to Stillwater National Bank to pay for the in costs of the auction of about $60,000, and applied the remaining approximately $630,000 to the outstanding debt of the Excalibur credit facility.

      On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of approximately $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings.

      In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and financial position of the Tulsa-based companies were separately reported as discontinued operations on our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

RESULTS OF OPERATIONS

      RESULTS OF DISCONTINUED OPERATIONS

      Net losses for discontinued operations (Excalibur Services, Steel, and Aerospace) were $3,692,495 for the twelve months ended December 31, 2003, from $2,706,063 for the twelve months ended December 31, 2002. As a result of the decision to discontinue the operations of the above subsidiaries, we have written off the remaining goodwill obtained in the purchase of these operations of $2,689,826 for the twelve months ended December 31, 2003. The losses in discontinued operations resulted from continuing decreased demand for aviation products resulting from the terrorist attacks of September 11, 2001 and the resulting adverse impact on the civil aviation industry. In particular, the United States civil airline sector has substantially reduced its purchases of aerospace training equipment since the September 11, 2001 terrorist attacks. Aero Weld's largest historical customer, Flight Safety International, has decreased its capital budget for new purchases of simulators and training equipment, which has directly impacted Aero Weld's sales, and the civil aerospace market in the United States after the terrorist attacks of Sept 11th, 2001 continued to be soft.

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

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

      The results of operations set forth below for the year ended December 31, 2003 are those of the continuing operations of Excalibur Industries, which include Shumate Machine Works, Excalibur Holdings, and Excalibur Industries, on a consolidated basis. The results of operations set forth below for the period commencing March 22, 2002, that date on which we acquired Shumate Machine Works, and ending December 31, 2002 are those of the continuing operations of Excalibur Industries on a consolidated basis.

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                   Year Ended         Year Ended
                                  December 31,       December 31,
                                ------------------ ------------------
                                      2003               2002
                                ------------------ ------------------
Net sales                             100.0%
                                                         100.0%

Cost of sales                         164.5               68.6
                                ------------------ ------------------


Gross profit                         (64.5)               31.4

Selling, general and
administrative                        114.7              117.8
Goodwill Impairment                    31.9
Loss on Sale of Asset                   5.1
                                ------------------ ------------------

Operating income (loss)             (216.3)%            (86.4)%
                                ================== ==================

COMPARISON OF THE YEAR'S ENDED DECEMBER 31, 2003 AND 2002

      NET SALES. Net sales for continued operations of Shumate Machine Works decreased to $2,421,831, or a decline of 34%, for the year ended December 31, 2003, from $3,559,336 for the nine months ended December 31, 2002. This decrease in sales results primarily from decreased demand for oil and gas drilling products and components which Shumate produces. As a result of this decreased demand, the pricing for Shumate products and components fell in 2003.

      COST OF SALES. Cost of sales for continued operations increased to $3,985,162 or 62% for the year ended December 31, 2003, from $2,441,767 for the nine months ended December 31, 2002. As a percentage of net sales, cost of sales increased to 164.5% of net sales for the year ended December 31, 2003 versus 68.6% of sales for the nine months ended December 31, 2002. On an absolute basis, our cost of sales increased due to several factors. First, the cost of sales for 2003 reflects 12 months of operations, whereas the cost of sales for 2002 reflects only 9 months of operations. Additionally, our rent for the Conroe facility is significantly larger than our previous facility for Shumate's operations, resulting in an increase in rent of approximately $185,000. Further, we incurred an increase in employee benefits of about $145,000 due to a change in benefit plans. We have also incurred increases in wages and payroll taxes, which were offset by a reduction in outside services. On an overall basis, we did not generate enough sales to support our fixed costs of sales such as labor and rent, and this drop in sales resulted in the increase in our cost of sales on a percentage basis. We are seeking to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also seeking to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $2,777,813 or 33% for the year ended December 31, 2003, from $4,193,348 for the nine months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 115% for the year ended December 31, 2003, as compared to 118% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs. On a percentage basis, our selling, general and administrative expenses remained flat primarily because of the reduction in revenues during 2003.

      GOODWILL IMPAIRMENT. For the year ended December 31, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $773,589 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment was a result of the write off of certain intangible assets at Shumate Machine Works.

      OPERATING LOSS. We incurred an operating loss of $5,237,590 for the year ended December 31, 2003, compared to an operating loss of $3,075,779 for the nine months ended December 31, 2002. We had higher operating losses in the year 2003 as compared to 2002 primarily because we generated significantly less revenues due to decreased demand for drilling products and components manufactured by Shumate. In addition, we incurred higher costs of sales, interest expenses, a $773,589 charge for goodwill impairment, and a loss on sale of assets of $122,857. We have not reduced our fixed costs drastically enough to bring them below the revenues we generated in the period.

      INTEREST EXPENSE. Interest expense decreased to $418,015 for the year ended December 31, 2003, from $476,808 for the nine months ended December 31, 2002. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

      PROVISION FOR INCOME TAXES. We incurred operating losses for the year ended December 31, 2003 and for the year ended December 31, 2002. Excalibur Holdings incurred an operating loss for 2001. Accordingly, we have made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at December 31, 2003 was $11,850,659. We had cash of $10,276 and a bank overdraft of $429,384, as of December 31, 2003, as compared to having no cash and a cash overdraft of $96,335 at December 31, 2002. This difference resulted primarily from additional borrowings at the end of the period.

      We used $5,517,042 of net cash from operating activities for the year ended December 31, 2003 compared to using $5,243,787 in the year ended December 31, 2002. Cash generated by operating activities for the year ended December 31, 2003 was mainly due to non-cash charges of $773,589 for impairment and abandonment of assets from continuing operations, $4,610,511 for impairment and abandonment of assets from discontinued operations, $122,857 for loss on sale of property, $156,496 from bank fees added to debt balance, $446,760 for depreciation and amortization of intangible assets, $687,340 in common stock issued for services rendered, $200,169 for decreases in accounts receivable, $19,977 for decreases in inventories, $122,516 decrease in other current assets, $392,295 for increases in accounts payable, and $909,059 increase in accrued expenses. These cash flows were offset by a net loss of $13,958,611.

      Net cash flows used in investing activities was $36,754 for the year ended December 31, 2003, compared to using $280,000 in the year ended December 31, 2002. Cash used by investing activities for the year ended December 31, 2003 was used for the purchase of fixed assets partially offset by the sale of property.

      Net cash flows provided by financing activities were $1,470,189 for the year ended December 31, 2003, compared to net cash provided by financing activities of $5,243,787 in the year ended December 31, 2002. This decrease in net cash provided by financing activities is primarily due to lower borrowings from our credit facilities with Stillwater National Bank, less borrowings from related parties, and a decrease in proceeds from the sale of stock during 2003. Proceeds from exercise of options and warrants, collections of subscriptions receivable, proceeds from bank overdrafts, and lower payments on notes payable partially offset these decreases.

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

      On September 30, 2003, we discontinued the operations of Excalibur Services and Excalibur Steel, and we also discontinued the manufacturing operations of Excalibur Aerospace, (collectively, the Tulsa-based companies). On December 9, 2003, Stillwater National Bank and Trust conducted a UCC-1 sale of the equipment, inventory and other assets of the Tulsa-based companies in Tulsa, Oklahoma via an auctioneer hired by the bank. The net proceeds of this auction, in the approximate amount of $690,000, were delivered directly to Stillwater National Bank to pay for the in costs of the auction of about $60,000, and applied the remaining approximately $630,000 to the outstanding debt of the Excalibur credit facility.

      On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings.

      On March 30, 2004, Shumate Machine Works, our operating subsidiary, entered into an equipment term loan agreement for $500,000 with Stillwater National Bank. The term loan is due June 30, 2006, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in our accounts receivables, inventory and equipment. The term loan bears interest at a rate equal to the prime rate plus two percent. The note requires interest only payments until July 2004. Starting July 2004, principal and interest payments are due monthly using a sixty month amortizing schedule.

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

      The TW Consulting debt is listed within Excalibur Aerospace's Chapter 7 bankruptcy filing to be discharged upon court approval, however, there can be no assurance that the bankruptcy court will approve our bankruptcy petition and discharge this debt.

      On or about March 9, 2004, Stillwater National Bank purchased the TW Consulting debt and the related security agreements, personal guarantees, and causes of action against the guarantors of this debt.

INSIDER AND AFFILIATE LOANS

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name                        Principal Amount    Interest       Maturity Date
                                                Rate
--------------------------  ------------------  -------------  -----------------
WSHS, Inc.                  $100,000            Prime + 1.5%   Demand
WSHS, Inc.                  $75,000             Prime + 1.5%   May 2, 2003
A. Earl Swift               $100,000            10%            March 5, 2003
A. Earl Swift               $105,000            10%            March 7, 2003
A. Earl Swift               $10,321             10%            March 18, 2003
A. Earl Swift               $200,000            10%            March 24, 2003
A. Earl Swift               $53,000             6%             Demand
A. Earl Swift               $80,000             6%             Demand
A. Earl Swift               $39,638             8%             February 2,
                                                               2004
A. Earl Swift               $79,000             8%             June 12, 2004

      The proceeds from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our Chairman and Chief Executive Officer. Under the terms of Mr. Swift's notes (other than the demand notes), the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

CAPITAL REQUIREMENTS

      As of the date of this report, due to our discontinuing the Tulsa-based companies and the amount of debt that our continuing operations have to service, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements for at least the next twelve months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit, we will need to continue to finance our operations through other capital financings. We have sought, and continue to seek, equity financing and/or debt financing in the form of a revised credit facility, private placement, a public offering, or the exercise of currently outstanding options or warrants to provide additional capital. However, such additional financing has not been available to us, and it may continue to be unavailable to us, when and if needed, on acceptable terms or at all.

      In addition to our discontinuing the Tulsa-based companies and the bank liquidation, we are continuing to seek other restructuring measures to reduce our debt load, including converting some of our outstanding indebtedness, accrued expenses and accounts payable into equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversions or settlements.

      We may incur additional losses if the weak conditions in the United States manufacturing sector or the energy field services market continue, or if they deteriorate further. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

      We intend to adopt a formal plan of reorganization that we anticipate will include a restructuring of our bank debt, seller notes, and stockholder debt so that our remaining operating entity, Shumate Machine Works, can support the ongoing debt service that remains after the proposed restructuring. Additionally, we anticipate substantial reduced overhead costs from the closed Tulsa-based companies and further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, there can be no assurances that these steps will be completed or that we will ever return to profitability.

      We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contains restrictions as to the payment of dividends.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements and related notes are contained on pages F-1 to F-15 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      See our Current Report on Form 8-K filed on February 4, 2004 and our Annual Report on Form 10-KSB filed on April 15, 2003 with respect to changes in accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information under the caption "Election of Directors" and "Management
- Executive Officers and Directors" in our 2004 Proxy Statement is incorporated herein by reference.

      The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation" in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the captions "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Related Party Transactions" in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit No.       Description

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

10.16* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Joseph Spitzer

10.17* Bonus Stock Issuance and Option Agreement by and between Global Realty Management Group, Inc. and Michael Farkas

10.18* Real Estate Lease and Option Agreement by and between Redhawk Industries, LLC and Excalibur Services, Inc.

10.19* Real Estate Lease and Option Agreement by and between Larry C. Shumate and ExcalMergeCo., Inc.

10.20** Strategic Alliance Agreement by and between Born, Inc. and Excalibur Industries, Inc.

10.21**      $100,000 Promissory Note issued in favor of Aubrey Earl Swift

10.22** $100,000 Promissory Note issued in favor of IRA FBO Frank X. Marshik Donaldson, Lufkin & Jenrette, Custodian

10.23**      $15,000 Promissory Note issued in favor of William S.H. Stuart

10.24**      $15,000 Promissory Note issued in favor of Matthew C. Flemming

10.25**      $50,000 Promissory Note issued in favor of David Rains

10.26** Security Agreement by and among David Rains, Excalibur Aerospace, Excalibur Steel, Excalibur Services, and Shumate Machine Works

10.27        Form of Promissory Note issued in favor of WSHS, Inc.

10.28        Form of Rolling Promissory Note issued in favor of Aubrey Earl
             Swift.

10.29        $55,000 Promissory Note issued in favor of Virgil Swift.

10.30 Amended and Restated Loan Agreement by and between Stillwater National Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of April 15, 2003.

10.31 Supplemental Loan Agreement by and between Stillwater National Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of October 30, 2003.

10.32 Loan Agreement by and between Stillwater National Bank and Trust Company and Excalibur Industries, Inc., and its subsidiaries, dated as of March 23, 2004.

16.1***      Letter on change in certifying accountant

16.2****     Letter on change in certifying accountant

21.1*        Subsidiaries of Excalibur Industries, Inc.

23.1         Consent of Independent Public Accountants, Malone & Bailey, PLLC

23.2         Consent of Independent Public Accountants, Cross and Robinson

31.1         Certification of William S.H. Stuart pursuant to Rule 13a-14(a)

31.2         Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)

32.1 Certification of William S.H. Stuart pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------

*     Filed as an  exhibit  to  Amendment  No. 1 to  Excalibur's  Registration
      Statement   on  Form  SB-2,   filed  on  September  5,  2002  (File  No.
      333-88974), incorporated herein by reference.

**    Filed as an  exhibit  to  Amendment  No. 1 to  Excalibur's  Registration
      Statement   on  Form  SB-2,   filed  on  December  19,  2002  (File  No.
      333-88974), incorporated herein by reference.

*** Filed as an exhibit to a Current Report on Form 8-K filed on November 12, 2002, incorporated herein by reference.

**** Filed as an exhibit to a Current Report on Form 8-K filed on February 4, 2004, incorporated herein by reference.

-------------------

(b)   Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information under the caption "Accountant Fees and Services" in our 2004 Proxy Statement is incorporated herein by reference.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EXCALIBUR INDUSTRIES, INC.


                                          By:   /s/ William S.H. Stuart
                                              ----------------------------------
                                                William S.H. Stuart,
                                                Chairman, President and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                 Title                          Date


/s/ William S.H. Stuart    Chairman of the Board, President,
-----------------------    Chief Executive Officer               April 14, 2004
William S.H. Stuart



/s/ Matthew C. Flemming    Executive Vice President, Chief       April 14, 2004
-----------------------    Financial Officer, Treasurer,
Matthew C. Flemming        Secretary, and Director

/s/ A. Earl Swift          Director                              April 14, 2004
----------------------
A. Earl Swift



/s/ Frank X. Marshik       Director                              April 14, 2004
----------------------
Frank X. Marshik

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Excalibur Industries, Inc.
  Conroe, Texas

We have audited the accompanying consolidated balance sheet of Excalibur Industries, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of Excalibur's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Industries, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Excalibur will continue as a going concern. As discussed in Note 2 to the financial statements, Excalibur has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 10, 2004

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Excalibur Industries, Inc.
  Conroe, Texas

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 for Excalibur Industries, Inc. These consolidated financial statements are the responsibility of Excalibur's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Excalibur Industries, Inc. for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Excalibur will continue as a going concern. As discussed in Note 2 to the financial statements, Excalibur has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            CROSS AND ROBINSON

                                                  Certified Public Accountants

Tulsa, Oklahoma
April 9, 2003

                          EXCALIBUR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2003


            ASSETS

Current Assets
  Cash                                                           $  10,276
  Accounts receivable, net of allowance
      for doubtful accounts of $10,000                             506,266
  Inventory                                                         48,209
  Other current assets                                              71,666
                                                              ------------
      Total Current Assets                                         636,417

Property and equipment, net of accumulated
  depreciation of $715,892                                       1,668,502
Rent deposit                                                        19,600
                                                              ------------
      Total Assets                                            $  2,324,519
                                                              ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                              $    429,384
  Bank credit lines                                              1,650,000
  Accounts payable                                               1,176,137
  Accrued expenses                                               1,278,179
  Notes payable                                                  1,070,694
  Notes payable - related party                                    895,799
  Net liabilities of discontinued operations                     5,218,883
                                                              ------------
      Total Current Liabilities                                 12,487,076

Long Term portion of notes payable                               3,013,643
                                                              ------------
      Total Liabilities                                         15,500,719
                                                              ------------

Commitments & Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 16,932,732 shares issued and outstanding            16,933
  Additional paid in capital                                     8,537,232
  Accumulated deficit                                          (21,730,365)
                                                              ------------
      Total Stockholders' Deficit                              (13,176,200)
                                                              ------------
            Total Liabilities and Stockholders' Deficit       $  2,324,519
                                                              ============

                          EXCALIBUR INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                    Years Ended December 31, 2003 and 2002


                                                      2003          2002
                                                 -------------   ------------

Revenue                                          $  2,421,831    $ 3,559,336

Cost of sales                                       3,985,162      2,441,767
Selling, general & administrative                   2,777,813      4,193,348
Impairment                                            773,589
Loss on sale of assets                                122,857
                                                 -------------   ------------
      Total operating expenses                      7,659,421      6,635,115
                                                 -------------   ------------
      Net operating loss                           (5,237,590)    (3,075,779)

Other income and expense
  Interest expense                                    418,015        476,808
                                                 -------------   ------------
      Net Loss from Continuing Operations         ( 5,655,605)    (3,552,587)
                                                 -------------   ------------
Discontinued operations
  Loss on sale and abandonment                    ( 4,610,511)
  Loss from discontinued operations               ( 3,692,495)    (2,706,063)
                                                 -------------   ------------
      NET LOSS                                   $(13,958,611)   $(6,258,650)
                                                 =============   ============


Basic and diluted net loss per share                    $(.89)         $(.47)
Weighted average shares outstanding                15,747,993     13,366,814

                          EXCALIBUR INDUSTRIES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                    Years Ended December 31, 2002 and 2003



                                   Preferred Stock             Common Stock
                                 Shares       Amount       Shares       Amount
                             ----------   ----------   ----------   ----------

Balances, December 31, 2001                            10,045,000   $   10,045

Series A preferred shares
  Issued for cash             1,000,000      $ 1,000
  Exchanged for common stock (1,000,000)      (1,000)   1,000,000        1,000

Series B preferred shares
  Issued for cash               806,000          806
  Exchanged for common stock   (806,000)      (  806)     806,000          806

Common stock issued
  - for cash, net of
      fundraising costs                                   383,334          383
  - for services                                          542,369          543
  - to acquire Shumate                                  1,150,000        1,150
  - to acquire public shell                               714,868          715
  - for debt                                               68,365           68
  - subscription receivable

Net loss
                               ========       ======   ----------   ----------
Balances, December 31, 2002                            14,709,936       14,710

Collection of subscription

Stock issued for:
  - services                                            1,917,796        1,918
  - notes payable                                         250,000          250
  - cash exercise of warrants
    and options                                            55,000           55

Fair value of options and
  warrants issued for services

Net Loss
                                                       ----------   ----------
Balances, December 31, 2003                            16,932,732   $   16,933
                                                       ==========   ==========

                          EXCALIBUR INDUSTRIES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                    Years Ended December 31, 2002 and 2003


                          Subscription    Paid In      Retained
                            Receivable    Capital       Deficit      Totals
                           ------------  ----------  -----------   -----------

Balances, December 31, 2001              $3,031,795  $(1,513,104)  $ 1,528,736

Series A preferred shares
  Issued for cash                           749,000                    750,000
  Exchanged for common stock

Series B preferred shares
  Issued for cash                         1,006,694                  1,007,500
  Exchanged for common stock

Common stock issued
  - for cash, net of
      fundraising costs                     191,944                    192,327
  - for services                            712,026                    712,569
  - to acquire Shumate                    1,723,850                  1,725,000
  - to acquire public shell                 (19,399)                (   18,684)
  - for debt                                 51,205                     51,273
  - subscription receivable    $(20,084)                            (   20,084)

Net loss                                              (6,258,650)   (6,258,650)
                               --------   --------- ------------   -----------
Balances, December 31, 2002     (20,084)  7,447,115   (7,771,754)   (  330,013)

Collection of subscription       20,084                                 20,084

Stock issued for:
  - services                                685,222                    687,140
  - notes payable                           349,750                    350,000
  - cash exercise of warrants
      and options                            55,145                     55,200

Fair value of options and
  warrants issued for services

Net loss                                             (13,958,611)  (13,958,611)
                               ========  ---------- ------------   -----------
Balances, December 31, 2003              $8,537,232 $(21,730,365) $(13,176,200)
                                         ========== ============   ===========

                          EXCALIBUR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                    Years Ended December 31, 2003 and 2002

                                                     2003            2002
                                                   ----------- -----------
Cash Flows From Operating Activities
  Net loss                                         $(13,958,611)   $(6,258,650)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                           687,340        643,985
    Common stock bonuses                                                48,500
    Stock issued as interest on promissory note                          2,774
    Depreciation & amortization                         446,760        356,051
    Impairment and abandonment of assets
      - continuing operations                           773,589
      - discontinued operations                       4,610,511
    Loss on sale of property                            122,857
    Bank fees added to debt balance                     156,496
    Changes in:
      Accounts receivable                           (     5,577)         3,514
      Accounts receivable - related party               205,746     (   35,528)
      Inventory                                          19,977     (   12,603)
      Other current assets                              122,516     (  172,101)
      Accounts payable                                  392,295         31,309
      Accrued expenses                                  909,059
                                                   -----------     -----------
  Net Cash Used In Operating Activities             ( 5,517,042)   (5,392,749)
                                                   -----------     -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                (   157,154)     (  60,103)
  Acquisition of subsidiary, net of cash acquired                     (219,897)
  Proceeds from sale of property                        140,000
  Decrease in deposits                              (    19,600)
                                                   -----------     -----------
  Net Cash Used In Investing Activities             (    36,754)    (  280,000)
                                                    -----------    -----------
Cash Flows From Financing Activities
  Proceeds from exercise of options & warrants           55,000
  Collection of subscription receivable                  20,084            - -
  Proceeds from notes payable to related parties        522,740        469,090
  Proceeds from bank overdraft                          429,384
  Proceeds from bank credit line, net                   597,151      2,500,000
  Proceeds from notes payable                           772,091      3,785,837
  Sale of Stock                                                      1,307,500
  Payments on note payable                          (   925,261)    (2,710,967)
  Costs of equity fundraising                                       (  107,673)
                                                   -----------     -----------
  Net Cash Provided By Financing Activities           1,470,189      5,243,787
                                                   -----------     -----------
Net cash provided (used) by discontinued operations   4,093,883        428,962
                                                    -----------    -----------
Net change in cash                                       10,276              0
Cash at beginning of year                                     0              0
                                                   ----------- -----------
Cash at end of year                                 $    10,276    $         0
                                                   =========== ===========
Cash paid during the year for:
  Interest                                          $   334,447    $   337,064

                          EXCALIBUR INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Business. Excalibur Holdings, Inc. ("Holdings") was incorporated in Texas on August 17, 2001. Holdings purchased 3 steel fabrication companies in the Oklahoma area later in 2001 known as (the "Tulsa-based Operations") which it renamed Excalibur Steel, Inc., Excalibur Aerospace, Inc., which does business as AeroWeld, Inc., and Excalibur Services, Inc. Holding's operations included: (i) the fabrication, design and manufacture of structural steel components on a high volume basis; (ii) the design and manufacture of aircraft training devices used for civil and military sectors, and (iii) the fabrication and production of pressure vessels and heat exchangers.

In March 2002, Holdings purchased Shumate Machine Works, Inc. of Magnolia, Texas for 1,150,000 common shares and $250,000 cash, with a contingent 250,000 shares based on revenue and earnings performance that was accrued later in 2002. Shumate is a close-tolerance machining and manufacturing company serving mostly oil-field equipment suppliers.

In April 2002, Holdings merged with GRMG Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Global Realty Management Group, Inc., a Florida corporation ("GRMG"). As a result of the merger, each outstanding share of Holdings' common stock was converted into one share of GRMG common stock, each outstanding share of the Company's Series A Preferred Stock was converted into one share of GRMG Series A Preferred Stock, each outstanding share of the Company's Series B Preferred Stock was converted into one share of GRMG Series B Preferred Stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Holdings, making Holdings a wholly owned subsidiary of GRMG. In total, GRMG issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock, and 806,000 shares of Series B preferred stock to the Company's shareholders pursuant to the merger. The shareholders of Holdings received approximately 91% of the total outstanding shares of Global Realty Management Group, Inc. Each share of Series A and Series B preferred stock are convertible into one share of GRMG common stock.

Excalibur Industries, Inc. ("Excalibur") was incorporated in Delaware on May 3, 2002. On June 10, 2002, GRMG merged with Excalibur whereby Excalibur became the surviving parent company for all operating subsidiaries.

In September 2003, all Tulsa-based Operations were closed and on December 31, 2003, a petition was filed for Chapter 7 bankruptcy protection and liquidation for these 3 subsidiaries. The 2003 and 2002 financial statements show the results of the Tulsa-based Operations as discontinued, with Shumate Machine Works being the only remaining operating business.

Reclassifications. Certain amounts in financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived primarily from the fabrication and delivery of steel valve components.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was $10,000 as of December 31, 2003.

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

Impairment of Long-Lived Assets. Excalibur reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Excalibur assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock options and warrants. Excalibur accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Excalibur accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Excalibur recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Excalibur had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              2003           2002
                                          ------------    -----------
      Net loss as reported                $(13,958,611)   $(6,258,650)
      Less: stock based compensation
            determined under fair value-
            based method                             -     (  104,933)
                                          ------------    -----------
         Pro forma net loss               $(13,958,611)   $(6,363,583)
                                          ============    ===========
      Basic and diluted net loss
         per common share:
         As reported                             $(.89)         $(.47)
         Pro forma                                (.89)          (.47)

The weighted average fair value of the stock options granted during 2003 and 2002 was $.00 and $.28, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% and 3.4% risk-free interest rates, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility, and (4) zero expected dividends.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recently issued accounting pronouncements. Excalibur does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Excalibur has incurred recurring net losses from continuing operations of $5,655,605 and $3,493,425 in 2003 and 2002, respectively, and an accumulated deficit of $21,730,366 as of December 31, 2003. These conditions create an uncertainty as to Excalibur's ability to continue as a going concern. Management is trying to negotiate swaps of stock for existing debt and raise additional capital through sales of common stock and/or debt. The financial statements do not include any adjustments that might be necessary if Excalibur is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

      Description                        Life              Amount
      -----------------------            -------          --------
      Shop equipment                     5 - 7 years    $2,325,236
      Other equipment and furniture      3 - 7 years        59,158
                                                          --------
                                                         2,384,394
      Less: accumulated depreciation                      (715,892)
                                                        ----------
                                                         1,668,502
                                                        ==========

Depreciation expense in continuing operations totaled $446,760 and $356,051 in 2003 and 2002, respectively.


NOTE 4 - ACCRUED LIABILITIES

Accrued expenses as of December 31, 2003 includes the following:

      Unpaid salaries                                   $  651,839
      Payroll taxes and estimated penalties                582,171
      Interest                                             311,135
      Sales and property taxes                              60,362
      Other                                                 57,672
                                                        ----------
                                                        $1,663,179
                                                        ==========


NOTE 5 - BANK OVERDRAFT

Excalibur has checking account privileges at Stillwater National Bank and Trust Company of Tulsa, Oklahoma ("Stillwater"). In connection with this account, Stillwater has allowed informal overdrafts as of December 31, 2003 of $429,384. An additional $94,873 in checks written on this account in December but not clearing until January 2004 are included in accounts payable. Stillwater charges overdraft fees but no interest.


NOTE 6 - BANK CREDIT LINE

Excalibur and its subsidiary Shumate have two revolving lines of credit with Stillwater National Bank and Trust Company of Tulsa, Oklahoma for $1,100,000 and $550,000, respectively. Outstanding balances earn interest at the national prime rate average + 2% which is due monthly, and are secured by substantially all assets of Excalibur and its subsidiaries. The Shumate outstanding balance may not exceed 80% of eligible trade receivables. The agreements expire on April 15, 2004.


NOTE 7 - INSTALLMENT NOTES PAYABLE

     Installment note payable to Stillwater National Bank,
     secured by substantially all assets, payable in
     monthly installments of $61,255 beginning May 2003
     including interest at prime + 2%, with a balloon
     payment of remaining amounts on April 15, 2006.  No
     principal payments were made during 2003.                  $3,500,000

     Term note payable to Stillwater National Bank,
     due on December 30, 2003.                                     212,815

     Notes due to various parties.  No collateral.
     Interest at up to 12%.  Notes are overdue.                    237,327

     Two notes payable to officers of Shumate, no collateral,
     10% interest, and due on January 29, 2003.  Notes are
     overdue.                                                      200,000

     Capitalized Leases due to Wells Fargo Leasing Corp.,
     collateralized by equipment, due in monthly installments
     of $6,742, with interest at 10%.                              117,347

     Note payable to an insurance company, in 22 bi-weekly
     installments of $1,040, including interest at 6%               21,038

     Note payable to an insurance company, in 8 monthly
     installments of $610, including interest at 7%                  4,810

     Less:  current portion                                     (1,278,694)
                                                               -----------
     Net long-term portion                                     $ 3,013,643
                                                               ===========

$610,531 is due in 2005 and $2,403,112 is due in 2006.

NOTE 8 - RELATED PARTY NOTES PAYABLE

Four notes payable to officers and directors totaling $1,070,798, no collateral, all amounts overdue, interest ranging from prime +1.5% to 10%.


NOTE 9 - INCOME TAXES

Excalibur uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities
for financial and income tax reporting purposes.   Since inception, Excalibur
has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $21,500,000 at December 31, 2003, and will expire in the years 2021 through 2023.

At December 31, 2003, deferred tax assets consisted of the following:

            Deferred tax assets
              Net operating losses                     $ 7,310,000
              Less:  valuation allowance                (7,310,000)
                                                      -----------
            Net deferred tax asset                     $         0
                                                      ===========


NOTE 10 - PREFERRED STOCK

In 2002, 1,000,000 shares of Series A and 806,000 shares of Series B convertible preferred stock were issued for net cash proceeds of $950,000 and $1,007,500, respectively. Later in 2002, all preferred shares were exchanged for common shares on a one-for-one basis. No other preferred shares have been issued.

NOTE 11 - COMMON STOCK

During 2002, 383,334 shares were sold for net proceeds of $192,327, 542,369 shares were issued for services valued at the prevailing average share market trading price on the dates the services were performed, or $712,569, 1,725,000 shares were issued as part of the Shumate purchase, 714,868 shares were issued to acquire the public shell, and 68,365 shares were issued to retire debt.

During 2003, 1,917,796 shares were issued for services valued at the prevailing average share market trading price on the dates the services were performed, or $687,140, 250,000 shares were issued in connection with the 2002 Shumate acquisition (recorded as an account payable in 2002), and 55,200 in connection with the exercise of options and warrants.


NOTE 12 - STOCK OPTIONS AND WARRANTS

Excalibur currently has 5 stock and option plans: (a) the 2001 Stock Option Plan reserved 2,000,000 shares, and 1,497,734 shares have been issued through December 31, 2003 ("date"), (b) the 2002 Stock Bonus Plan reserved 50,000 shares and 24,000 have been issued to date, (c) the 2003 Stock Grant Plan reserved 3,000,000 shares and 1,624,444 shares have been issued to date, (d) the 2003 Employee Stock Incentive Plan reserved 7,500,000 shares and none have been issued to date, and (e) the 2003 Non-Employee Directors and Consultants Retainer Stock Plan reserved 2,500,000 shares and none have been issued to date.

Options
-------
Under Excalibur's 2001 Stock Option Plan, options to purchase common stock may be granted to employees and outside consultants. During 2002, 815,000 shares were granted under this Plan at prices ranging from $.90 to $2.50 per share, expiring 10 years after grant date. An additional 1,100,000 options were granted outside this Plan at prices ranging from $1 to $1.92 per share, expiring in 5 to 10 years.

During 2003, 49,000 options were granted at a price of $.60 per share.

Warrants
--------
During 2002, Excalibur granted warrants to purchase 1,947,109 shares of its Series B Convertible Preferred stock at prices ranging from $1 to $1.50 per share, expiring 5 years after grant date.

During 2003, 405,000 existing warrants held by third parties with a $1 exercise price were canceled and re-issued to Excalibur directors and officers. These are treated as being both forfeited and granted during 2003.

Summary information regarding options and warrants is as follows:

                                         Weighted               Weighted
                                         average               average
                           Options      Share Price  Warrants   Share Price
                            ----------  ---------- ----------   -----------
Outstanding at
  December 31, 2001          1,240,000    $ .91       720,000      $ .98

Year ended December 31, 2002:
  Granted                    1,915,000     1.43     1,947,109       1.39
  Forfeited                 (  815,000)     .92    (1,100,127)      1.50
                            ----------    -----    ----------      -----

Outstanding at
  December 31, 2002          2,340,000     1.33     1,566,982       1.12

Year ended December 31, 2003:
  Granted                       49,000      .60       405,000       1.00
  Exercised                 (   50,000)    1.00    (    5,000)      1.00
  Forfeited                 (1,950,000)    1.06    (  555,000)      1.00
                            ----------    -----    ----------      -----
Outstanding at
  December 31, 2003            389,000    $1.26     1,411,982      $1.13
                            ==========    =====    ==========      =====

Options outstanding and exercisable as of December 31, 2003:

                               - - Outstanding - -     Exercisable
                            Number        Remaining     Number
         Exercise Price      of Shares       life       of Shares
         --------------    -----------    ---------    -----------
            $ .60               49,000      3 years              0
             1.00              100,000      4 years        100,000
             1.50              240,000      4 years        240,000
                           -----------                 -----------
                               389,000                     340,000
                           ===========                 ===========

Warrants outstanding and exercisable as of December 31, 2003:

                              - - Outstanding - -      Exercisable
                            Number        Remaining    Number
         Exercise Price      of Shares   life            of Shares
         --------------    -----------    ---------    -----------
         $ .90 - $1.00         915,934      4 years        915,934
         $1.20 - $1.50         496,048      4 years        496,048
                           -----------                 -----------
                             1,411,982                   1,411,982
                           ===========                 ===========


NOTE 13 - DISCONTINUED OPERATIONS

In September 2003, all Tulsa-based Operations were closed and on December 31, 2003, a petition was filed for Chapter 7 bankruptcy protection and liquidation for these 3 subsidiaries. The 2003 and 2002 financial statements show the results of the Tulsa-based Operations as discontinued, with Shumate Machine Works being the only remaining operating business.


NOTE 14 - CONCENTRATIONS

Three customers accounted for 56% of total revenues in 2003 and one customer accounted for 23% of total revenues in 2002. One vendor accounted for 87% of purchases in 2002.

NOTE 15 - COMMITMENTS

Excalibur has three-year employment agreements with its CEO and CFO that expire December 1, 2004. Excalibur also signed three-year employment agreements with the two principals of Shumate when Shumate was acquired in March 2002. Total minimum payments required under these employment agreements is $668,750 in 2004, $270,000 in 2005 and $67,500 in 2006.

Excalibur's current office is in Conroe, Texas. The lease expires January 31, 2008 and is payable at $19,600 per month. Future minimum lease payments under the lease as of December 31, 2003 are $235,200 in each of 2004, 2005, 2006 and 2007. Rent expense was $229,198 and $83,305 in 2003 and 2002, respectively.


NOTE 16 - LITIGATION

On December 31, 2003, all Tulsa-based subsidiaries filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. All related assets have been sold or abandoned.

We have been named in approximately 15 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $350,000, many of which are listed within the Tulsa-based companies bankruptcy petition filed on December 31, 2003. There can be no assurances, however, that the bankruptcies will conclude in a manner favorable to our company.

On November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings, Matthew Flemming, William Stuart, Earl Swift and Frank Marshik. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges Mr. Flemming and the other named third-party defendants breached a duty of good faith, misrepresented and was negligently fraudulent by causing Excalibur to breach the separation agreement signed by the Company and Dwayne Lewis on October 3, 2002. Mr. Lewis' petition claims an amount not less than $10,000. We believe that Mr. Lewis' claims are baseless and without merit.


NOTE 17 - NON-CASH TRANSACTIONS ON CASH FLOW STATEMENT

                                                        2003          2002
                                                    -----------    -----------
Non-cash transactions:
   Debt reclassify from credit line to term note    $ 1,777,647
   Notes payable converted to common stock              350,000         48,500
   Net Tulsa assets transferred to Stillwater
      for reduction of debt                             259,068
   Stillwater loan fees added to note balance           156,496
   Preferred stock converted to common stock                         1,757,500
   Common stock issued for Shumate acquisition                       1,725,000
   Debt issued for Shumate acquisition                                 250,000


NOTE 18 - SUBSEQUENT EVENTS

On January 13, 2004, William Stuart and Matthew Flemming, two Excalibur officers, were sued by TW Consulting, Inc., the seller of Aero Weld to Excalibur Aerospace, in the District Court of Tulsa County, Oklahoma in connection with their personal guarantees of Excalibur debt.

On February 17, 2004, Stuart and Flemming, were also sued by Stillwater National Bank in the District Court of Oklahoma County, Oklahoma in connection with their personal guarantees of Excalibur debt.

On February 18, 2004, Stillwater National Bank loaned Excalibur $202,000 to purchase another computer controlled lathe.