Form 10KSB/A
period 2003-12-31
EXCALIBUR INDUSTRIES INC
filed 2004-05-03
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                   Year Ended         Year Ended
                                  December 31,       December 31,
                                ------------------ ------------------
                                      2003               2002
                                ------------------ ------------------
Net sales                             100.0%             100.0%

Cost of sales                         146.4               68.6
                                ------------------ ------------------


Gross profit                         (46.4)               31.4

Selling, general and
administrative                        132.9              117.8
Goodwill Impairment                    31.9
Loss on Sale of Asset                   5.1
                                ------------------ ------------------

Operating income (loss)             (216.3)%            (86.4)%
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

      COST OF SALES. Cost of sales for continued operations increased to $3,544,423 or 45% for the year ended December 31, 2003, from $2,441,767 for the nine months ended December 31, 2002. As a percentage of net sales, cost of sales increased to 146.4% of net sales for the year ended December 31, 2003 versus 68.6% of sales for the nine months ended December 31, 2002. On an absolute basis, our cost of sales increased due to several factors. First, the cost of sales for 2003 reflects 12 months of operations, whereas the cost of sales for 2002 reflects only 9 months of operations. Additionally, our rent for the Conroe facility is significantly larger than our previous facility for Shumate's operations, resulting in an increase in rent of approximately $185,000. Further, we incurred an increase in employee benefits of about $145,000 due to a change in benefit plans. We have also incurred increases in wages and payroll taxes, which were offset by a reduction in outside services. On an overall basis, we did not generate enough sales to support our fixed costs of sales such as labor and rent, and this drop in sales resulted in the increase in our cost of sales on a percentage basis. We are seeking to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also seeking to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $3,218,552 or 23% for the year ended December 31, 2003, from $4,193,348 for the nine months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 133% for the year ended December 31, 2003, as compared to 118% for the comparable period in 2002. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs. On a percentage basis, our selling, general and administrative expenses increased primarily because of the reduction in revenues during 2003.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICER AND DIRECTORS

      Our executive officers and directors, the positions held by them, and their ages are as follows:

       NAME             AGE                       POSITION
----------------      -------            --------------------------------------
William S.H. Stuart     42               Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Matthew C. Flemming     35               Chief Financial Officer, Executive
                                         Vice President, Treasurer, Secretary
                                         and Director

A. Earl Swift           70               Director

Frank X. Marshik        77               Director

      WILLIAM S.H. STUART is the Chairman of the Board and our Chief Executive Officer. Mr. Stuart was a co-founder of Excalibur Holdings and has been involved with all of its acquisitions. From August 1998 to December 2000, Mr. Stuart served as CEO of Crescent Services Corp., a Houston, Texas based privately held wireless Internet service provider. From April 1992 to March 1998, he served as Chairman, CEO and President of WSHS Enterprises d/b/a/ PCSS, Inc., a privately held full service network integration company located in Houston, Texas and from June, 1995 to March, 1998 served as Chairman, CEO and President of CyberServe, Inc. d.b.a. Bluegate Systems. In April 1998, PCSS and Bluegate were acquired by EqualNet, a Nasdaq small cap company, where Mr. Stuart served as Vice President from April 1998 to August 1998. Prior to that, Mr. Stuart served as Vice President and General Manager of MultiNet, Inc., from 1990 to 1992, which was a privately held systems integration firm located in Houston, Texas. Mr. Stuart is an officer and director of each of the Tulsa-based companies which filed for bankruptcy protection.

      MATTHEW C. FLEMMING is a Director and our Chief Financial Officer, Treasurer, Secretary and Executive Vice-President. Mr. Flemming was a co-founder of Excalibur Holdings and has been involved with all of its acquisitions. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held Internet start-up company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held specialty products company. From May 1991 to December 1993, he was a Series 7 licensed financial advisor with Eppler, Guerin and Turner, the largest regional investment banking firm in the Southwest at that time. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston. Mr. Flemming is an officer and director of each of the Tulsa-based companies which filed for bankruptcy protection.

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

INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES.

      Our Board held four meetings during fiscal 2003 and each of the directors attended, either in person or by telephonic conference, all of the meetings of our Board and all such committees on which such director served during fiscal 2003.

      Our Board of Directors has established an Audit Committee which became active in April 2002. The Board of Directors also established an Executive Committee in January 2003.

      The Audit Committee provides assistance to our Board in satisfying its fiduciary responsibilities relating to the Company's financial statements, financial reporting process, systems of internal accounting and financial controls and the annual independent audit of the Company's financial statements. The Audit Committee is responsible for appointing or replacing the independent auditors, and approves all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee operates under a written charter adopted by our Board of Directors. The Audit Committee is comprised of A. Earl Swift and Frank X. Marshik. We have determined that Mr. Swift is an audit committee financial expert and that he is independent. The Audit Committee met three times during fiscal 2003.

      The Executive Committee has and may exercise all the powers and authority of the full board of directors in the management of the business and affairs of Excalibur. However, the Executive Committee does not have the power or authority to amend Excalibur's Certificate of Incorporation or Bylaws, adopt an agreement of merger or consolidation to which Excalibur is a party, recommend to the stockholders the sale, lease, or exchange of all or substantially all of Excalibur's assets, or recommend to the stockholders a dissolution of Excalibur. The Executive Committee is comprised of A. Earl Swift (Chairman) and Frank X. Marshik. The Executive Committee met three times in 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2002, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that Seneca Capital did not timely file Form 4 reporting sales of common stock.

CODE OF ETHICS

      We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 12060 FM 3083, Conroe, Texas 77301.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2003, 2002, and 2001.

                                         ANNUAL COMPENSATION (1)                      LONG-TERM COMPENSATION
                         ------------------------------------------------------------------------------------------
                                                                                                  COMMON SHARES        ALL
                                                                                   RESTRICTED       UNDERLYING        OTHER
                                                                  OTHER ANNUAL       STOCK       OPTIONS GRANTED     COMPEN
   NAME AND POSITION       YEAR        SALARY         BONUS       COMPENSATION     AWARDS ($)       (# SHARES)       -SATION
--------------------------------------------------- ----------- ---------------------------------------------------------------
William S.H. Stuart      2003     $  236,540        -0-         -0-              -0-            ------             -0-
Chairman, President and  2002     $  252,202        -0-         $  32,759 (2)    -0-            -0-                -0-
Chief Executive Officer  2001     $        0        -0-         $  83,916 (3)    -0-            -0-                -0-

Matthew C. Flemming      2003     $  227,500(4)     -0-         -0-              -0-            ------             -0-
Executive Vice           2002     $  231,544        -0-         $  32,899 (5)    -0-            -0-                -0-
President,
Chief Financial          2001     $   26,250        -0-         $  43,000 (3)    -0-            -0-                -0-
Officer, Secretary and
Treasurer

(1) Includes compensation earned from Excalibur Holdings, Inc. before its reverse merger into Excalibur Industries, Inc.

(2)   Includes a car allowance of $15,600.

(3) Represents payments by Excalibur Holdings to the listed officer for services rendered as an independent contractor.

(4)   $192,500 of this amount was accrued salary

(5)   Includes a car allowance of $14,400.

OPTION GRANTS AND EXERCISES

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with the Chairman of our Board of Directors, our President and Chief Executive Officer, Mr. William S.H. Stuart, our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, and Mr. Matthew C. Flemming, our Vice President of Marketing. Pursuant to their agreements, each executive officer is required to devote his entire business time to our affairs, subject to certain exceptions. The following chart sets forth the annual salary and term of each executive officer's employment agreement:

Name                         Annual Salary             Expiration of Term
---------------------------  ------------------------  -------------------------
William S.H. Stuart          $225,000                  December 1, 2004
Matthew C. Flemming          $210,000                  December 1, 2004

      Each executive officer is also entitled to receive potential discretionary bonuses, reimbursement of expenses, vacation, health insurance and other benefits. All of the employment agreements of these executive officers are subject to automatic three month extensions unless either party chooses not to renew.

      As of July 16, 2002, Messrs. Stuart, Flemming, and Rains each agreed to temporary reductions ranging from $2,500 to $5,000 in their respective salaries for the period from July 16, 2002 through September 30, 2002.

COMPENSATION OF DIRECTORS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.

                                            NUMBER OF SHARES
               NAME AND ADDRESS            BENEFICIALLY OWNED   PERCENTAGE OWNED
               ----------------            ------------------   ----------------
William S.H. Stuart......................    50,000 (1)(2)(3)       0.29%
Matthew C. Flemming......................   1,650,000 (1)(3)        9.66%
Aubrey Earl Swift........................    1,291,668 (4)          7.50%
Frank X. Marshik ........................      509,965 (5)          2.97%
The Robert and Mary Stuart Irrevocable
Trust....................................   2,195,000 (2)(6)       12.89%
Dwayne & Debra Lewis.....................   1,423,000 (7)           8.35%
TW Consulting, Inc.......................    1,000,000 (8)          5.87%
Seneca Capital, L.P.
Seneca Capital International, Ltd........    1,945,000 (9)(10)     11.14%

All directors and officers as a group....     3,501,633            20.03%

      (1)   The address is 12060 FM 3083, Conroe, Texas 77301.

      (2) William S.H. Stuart is one of several beneficiaries under the Robert and Mary Stuart Irrevocable Trust, but he is not deemed to be a beneficial owner of these shares under the rules and regulations of the SEC, as he has no investment or voting power over the shares. Matthew C. Davis is the trustee of the trust and has voting and investment control over the shares held by the trust.

      (3)   Includes 50,000 shares underlying presently exercisable warrants.

      (4) Includes 508,334 shares held by a family trust of which Mr. Swift is a trustee and 183,334 shares underlying presently exercisable warrants. Mr. Swift's address is 2715 S. Southern Oaks, Houston, Texas 77068.

      (5) Includes 50,000 shares held by Mr. Marshik's spouse, 24,000 shares held by Mr. Marshik as custodian for members of Mr. Marshik's family under state uniform gift to minors acts, and 161,600 shares underlying presently exercisable warrants. Mr. Marshik's address is 5110 San Felipe #127W, Houston, Texas 77056.

      (6) The trust's address is 302 Walnut Street, Bridgeville, Delaware 19933. Matthew C. Davis is the trustee of the trust and has voting and investment control over these shares.

      (7) Dwayne and Debra Lewis' address is 6402 E. 201st Street, Sout, Mounds, OK 74047.

      (8) The address of TW Consulting is 405 North Redbud Avenue, Broken Arrow, Oklahoma 74012. Tommy Worth is the sole shareholder of TW Consulting and has voting and investment control over these shares.

      (9) The address of Seneca Capital, L.P. is 527 Madison Avenue, 11th Floor, New York, NY 10022, and the address of Seneca Capital International, Ltd. is c/o Consolidated Fund Management (BVI) Limited, PO Box HM 2257, Par La Ville Place, 14 Par La Ville Road, Hamilton HMJX, Bermuda.

      (10) Seneca Capital, L.P. beneficially owns 642,366 shares, which includes 135,699 shares underlying presently exercisable warrants. Seneca Capital International, Ltd. beneficially owns 1,302,634 shares, which includes 289,301 shares underlying presently exercisable warrants. Douglas A. Hirsh is the manager of Seneca Capital Advisors, LLC, the sole general partner of Seneca Capital, L.P., and he is the manager of Seneca Capital Investments, LLC, the investment advisor of Seneca Capital International, Ltd, and we believe that he has voting and investment control over the shares held by Seneca Capital, L.P. and Seneca Capital International, Ltd. We believe that Seneca Capital, L.P. and Seneca Capital International, Ltd. constitute a "group" which beneficially owns these shares.

      Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      AERO WELD ACQUISITION AND RELATED MATTERS. On November 20, 2001, Excalibur Holdings, through its wholly-owned subsidiary Excalibur Aerospace, acquired substantially all of the assets (other than real property) of TW Consulting, Inc., an Oklahoma corporation formerly known as Aero Weld, Inc., for $3,500,000 in cash payable in a series of installments, the delivery of a series of unsecured notes in the aggregate original principal amount of $1,968,388, 1,000,000 shares of Excalibur Holdings common stock, and consulting and non-competition fees aggregating $2,500,000 payable to the sole stockholder of TW Consulting, Mr. Tommy Worth. The cash portion of the purchase price was payable as follows: (i) $500,000 was payable at closing of the acquisition; (ii) $750,000 was due on or before December 15, 2001; (iii) $1,750,000 was due on or before February 28, 2002, and (iv) $500,000 was due on or before July 29, 2002, provided however that this last payment would be forgiven if the first three payments were paid in full before February 28, 2002. A summary of the notes are as follows: (i) the first unsecured note in the principal amount of $1,238,500 bears interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) the second unsecured note in the principal amount of $300,000 bears interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $17,506 plus accrued interest commencing March 18, 2002 and continuing each month until September 18, 2003, when all unpaid principal and interest are due; and (iii) the unsecured note in the principal amount of $429,887 bears interest at the rate of 7.5% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $23,883 plus accrued interest commencing March 18, 2002 and continuing each month until September 18, 2003, when all unpaid principal and interest are due. Messrs. Stuart and Flemming personally guaranteed the first note. The consulting agreement provided for 60 monthly payments to Mr. Worth of $41,667 per month beginning on March 18, 2002. In addition, Excalibur Holdings agreed to enter into a 24 month lease for the rental of the facilities for our Aero Weld subsidiary.

      On December 30, 2001, pursuant to a first amendment to the purchase agreement relating to the acquisition of the Aero Weld assets, the cash portion of the purchase price was revised to reflect that $500,000 was paid at the closing of the acquisition and $750,000 was paid on December 15, 2001. The remaining cash payments under the original agreement were waived, and Excalibur Holdings delivered a new secured note in the original principal amount of $1,250,000. This note is secured by certain assets of our Excalibur Services and Aero Weld subsidiaries. The note bears interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due. The unsecured notes issued on November 20, 2001 remained outstanding.

      During December 2001 and January 2002, in connection with the post-acquisition transition of the Aero Weld operations, TW Consulting paid $544,614 of expenses associated with those operations on our behalf. To repay TW

Consulting, we issued two secured promissory notes with an aggregate original principal balance of $544,614. These notes were also secured by certain assets of our Excalibur Services and Aero Weld subsidiaries. A summary of these notes are as follows: (i) the first secured note in the principal amount of $342,285 bears interest at the rate of 7.5% per annum with an initial payment of $100,000 due on March 11, 2002, and a final payment of the balance of unpaid principal and interest due on June 1, 2002; and (ii) the second secured note in the principal amount of $202,329 bears interest at the rate of 7.5% per annum with monthly interest payments and payment of principal due in two installments, both of which must be paid before June 1, 2002. During this same period, we paid $246,164 in expenses on behalf of TW Consulting, which we recorded as an account receivable.

      On June 27, 2002, after our acquisition of Excalibur Holdings, we entered into an agreement paying off certain notes and modifying other notes. As a result of this agreement, we currently have the following notes outstanding in connection with our acquisition of the assets of Aero Weld: (i) an unsecured note in the principal amount of $1,238,500 bearing interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) a secured note in the principal amount of $1,250,000 bearing interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due; and (iii) a secured note in the principal amount of $443,973 bearing interest at the rate of 7.5% per annum with monthly principal and interest payments of $6,392 plus accrued interest commencing July 1, 2003 and continuing each month until June 1, 2008, when all unpaid principal and interest are due. The two secured notes are secured by a second, junior lien on certain of our assets, such security interest being subordinate to the security interest granted to Stillwater National Bank in connection with our Stillwater line of credit and Stillwater term loan. We are currently in default on some of these notes, and we are currently negotiating a workout with respect to these defaults.

      Pursuant to this June 27, 2002 Agreement, we also amended our consulting agreement with Mr. Worth and entered into a written lease agreement with TW Consulting (formerly Aero Weld, Inc.). The amended consulting agreement provides for monthly payments to Mr. Worth through March 31, 2012. The amount of the monthly payment is based upon gross revenues generated in our Aero Weld subsidiary, with a range of up to $65,000 per month. The maximum aggregate amount which we must pay under this agreement is $2,500,000. In addition, we have agreed to enter into a two-year written lease with TW Consulting for the rental of the facilities for our Aero Weld subsidiary at a rate of $8,000 per month.

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

      EXCALIBUR STEEL ACQUISITION AND RELATED MATTERS. On November 27, 2001, Excalibur Holdings acquired Excalibur Steel, Inc., an Oklahoma corporation, pursuant to a merger of Excalibur Steel with and into Excalmerge, Inc., an Oklahoma corporation and wholly-owned subsidiary of Excalibur Holdings. The purchase price for Excalibur Steel was the delivery of a series of unsecured notes in the aggregate original principal amount of $650,000 and 1,500,000 shares of Excalibur Holdings common stock. A summary of the notes are as follows: (i) two unsecured notes each in the principal amount of $37,500 bear interest at the rate of 6% per annum with the entire amount of unpaid principal and interest due on February 27, 2002; (ii) two unsecured notes each in the principal amount of $37,500 bear interest at the rate of 6% per annum with a payment of $18,750 due on May 27, 2002 on each note and the balance of all remaining unpaid principal and interest due on November 27, 2002; and (iii) two unsecured notes each in the principal amount of $250,000 bear interest at the rate of 6% per annum with the entire amount of unpaid principal and interest due on March 27, 2002. Excalibur Holdings paid $12,500 in cash and issued 155,000 shares of its common stock as a finder's fee in connection with this acquisition.

      Concurrent with the acquisition of Excalibur Steel, Excalibur Holdings entered into a three year employment agreement which shall continue for successive three month periods thereafter with Dwayne Lewis, a former shareholder of Excalibur Steel, which provides for an annual salary of $200,000, plus benefits and bonuses. Excalibur Steel issued to Mr. Lewis an option to purchase 500,000 shares of its common stock at an exercise price of $0.90 per share, subject to vesting over a three-year period. Excalibur Holdings also entered into a one year employment agreement which shall continue for successive one month periods thereafter with Debra Lewis, a former shareholder of Excalibur Steel, which provides for an annual salary of $60,000, plus benefits. Dwayne Lewis is our former Chief Operating Officer and a former director, and Debra Lewis is Dwayne Lewis' wife. Effective October 3, 2002, Mr. Lewis resigned as an officer and director, and Mrs. Lewis resigned as an employee, pursuant to separation and release agreements.

      MERGER WITH EXCALIBUR HOLDINGS, INC. On April 8, 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings, making Excalibur Holdings our wholly-owned subsidiary. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings shareholders pursuant to the merger. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

      In connection with the merger, we issued all of the shares of common stock currently held by our directors, our executive officers and each person who we know to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock. In addition, we issued, in connection with the merger, 413,689 shares of common stock to Atlas Capital Services, LLC, an investment banking firm who is indirectly controlled by Michael D. Farkas, our former Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

      Immediately before the merger with Excalibur Holdings, we issued 25,000 shares of common stock to each of Michael D. Farkas and Joseph Spitzer, our former President and Chief Executive Officer, as a bonus for services rendered. We also issued options to purchase an additional 100,000 shares of common stock for $1.00 per share to each of Mr. Farkas and Mr. Spitzer.

      OTHER MATTERS. On May 1, 2002, we retained Spectrum Law Group, LLP as our legal counsel. One of the partners at Spectrum Law Group, LLP is the son-in-law of Frank Marshik, one of our directors and stockholders.

      In the fourth quarter of 2002, we financed our operations by issuing various secured and unsecured term notes with an aggregate principal of approximately $435,000 to various officers, directors, and affiliates, with interest rates ranging from seven percent to ten percent and maturities ranging from December 2002 to October 2003, as follows:

   Name                   Principal         Interest       Maturity Date
                          Amount            Rate
   --------------------   ---------------   -------------  ------------------
   William S.H. Stuart    $15,000           6%             December 27, 2002
   Matthew C. Flemming    $15,000           6%             December 27, 2002
   David Rains            $50,000           10%            December 27, 2002
   A. Earl Swift          $100,000          10%            January 31, 2003
   A. Earl Swift          $100,000          10%            October 27, 2003
   Frank Marshik          $100,000          10%            October 27, 2003
   Virgil Swift           $55,000           10%            December 23, 2003

      The proceeds of from these notes were used for working capital. Mr. Stuart's note has been repaid, and Messrs. Flemming and Rains have agreed to extend the terms of their notes on a rolling 90-day basis. In addition, under the terms of Mr. Swift's note due January 31, 2003, the maturity date of such note shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of this note. The disinterested directors on our board approved the issuance of these notes.

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

      We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

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

10.23**      $15,000 Promissory Note issued in favor of William S.H. Stuart

10.24**      $15,000 Promissory Note issued in favor of Matthew C. Flemming

10.25**      $50,000 Promissory Note issued in favor of David Rains

10.26** Security Agreement by and among David Rains, Excalibur Aerospace, Excalibur Steel, Excalibur Services, and Shumate Machine Works

10.27*****   Form of Promissory Note issued in favor of WSHS, Inc.

10.28*****   Form of Rolling Promissory Note issued in favor of Aubrey Earl
             Swift.

10.29*****   $55,000 Promissory Note issued in favor of Virgil Swift.

10.30*****   Amended and Restated Loan Agreement by and between Stillwater
             National Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of April 15, 2003.

10.31*****   Supplemental Loan Agreement by and between Stillwater National
             Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of October 30, 2003.

10.32*****   Loan Agreement by and between Stillwater National Bank and Trust
             Company and Excalibur Industries, Inc., and its subsidiaries, dated as of March 23, 2004.

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

***** Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 16, 2004, incorporated herin by reference.

-------------------

(b)   Reports on Form 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

APPOINTMENT OF AUDITORS

      The Audit Committee of our Board of Directors selected Malone & Bailey, PLLC, independent accountants, as our auditors for the year ending December 31, 2004. Malone & Bailey, PLLC previously audited our consolidated financial statements for the fiscal year ended December 31, 2003.

AUDIT FEES

      Malone & Bailey, PLLC billed us $33,000 in fees for our 2003 annual audit, and Cross and Robinson, our previous independent auditors, billed us $38,735 in fees for the review of our quarterly financial statements for 2003. Cross and Robinson billed us $48,265 in fees for our 2002 annual audit and review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

       We did not pay any fees to Malone & Bailey, PLLC or Cross and Robinson for assurance and related services that are note reported under Audit Fees above in 2003 or 2002.

TAX FEES

      We did not pay any fees to Malone & Bailey, PLLC or Cross and Robinson for tax compliance, tax advice or tax planning in 2003. We paid Cross and Robinson $1,390 for tax services in 2002.

ALL OTHER FEES

      In 2003, Cross and Robinson billed us $4,373 for work in connection with our registration statement on Form SB-2, $390 for work in connection with our registration statements on Form S-8, and $2,569 for all other fees. We did not pay any fees to Malone & Bailey, PLLC for any registration statement work, tax services, or any other fees in 2003. In 2002, Cross and Robinson billed us $57,115 for work in connection with our registration statement on Form SB-2, and $1,646 for all other fees.

PRE-APPROVAL POLICIES AND PROCEDURES

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Malone & Bailey, PLLC and the estimated fees related to these services.

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


Signatures                 Title                          Date


/s/ William S.H. Stuart    Chairman of the Board, President,
-----------------------    Chief Executive Officer               April 29, 2004
William S.H. Stuart



/s/ Matthew C. Flemming    Executive Vice President, Chief       April 29, 2004
-----------------------    Financial Officer, Treasurer,
Matthew C. Flemming        Secretary, and Director

/s/ A. Earl Swift          Director                              April 29, 2004
----------------------
A. Earl Swift



/s/ Frank X. Marshik       Director                              April 29, 2004
----------------------
Frank X. Marshik

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

                                                            CROSS AND ROBINSON

                                                  Certified Public Accountants

Tulsa, Oklahoma
April 9, 2003

                          EXCALIBUR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2003


            ASSETS

Current Assets
  Cash                                                           $  10,276
  Accounts receivable, net of allowance
      for doubtful accounts of $10,000                             506,266
  Inventory                                                         48,209
  Other current assets                                              71,666
                                                              ------------
      Total Current Assets                                         636,417

Property and equipment, net of accumulated
  depreciation of $715,892                                       1,668,502
Rent deposit                                                        19,600
                                                              ------------
      Total Assets                                            $  2,324,519
                                                              ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                              $    429,384
  Bank credit lines                                              1,650,000
  Accounts payable                                               1,176,137
  Accrued expenses                                               1,663,179
  Notes payable                                                  1,278,694
  Notes payable - related party                                  1,070,799
  Net liabilities of discontinued operations                     5,218,883
                                                              ------------
      Total Current Liabilities                                 12,487,076

Long Term portion of notes payable                               3,013,643
                                                              ------------
      Total Liabilities                                         15,500,719
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
                                                              ============

                          EXCALIBUR INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                    Years Ended December 31, 2003 and 2002


                                                      2003          2002
                                                 -------------   ------------

Revenue                                          $  2,421,831    $ 3,559,336

Cost of sales                                       3,544,423      2,441,767
Selling, general & administrative                   3,218,552      4,193,348
Impairment                                            773,589
Loss on sale of assets                                122,857
                                                 -------------   ------------
      Total operating expenses                      7,659,421      6,635,115
                                                 -------------   ------------
      Net operating loss                           (5,237,590)    (3,075,779)

Other income and expense
  Interest expense                                    418,015        476,808
                                                 -------------   ------------
      Net Loss from Continuing Operations         ( 5,655,605)    (3,552,587)
                                                 -------------   ------------
Discontinued operations
  Loss on sale and abandonment                    ( 4,610,511)
  Loss from discontinued operations               ( 3,692,495)    (2,706,063)
                                                 -------------   ------------
      NET LOSS                                   $(13,958,611)   $(6,258,650)
                                                 =============   ============


Basic and diluted net loss per share                    $(.89)         $(.47)
Weighted average shares outstanding                15,747,993     13,366,814

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
                                         ========== ============   ===========

                          EXCALIBUR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                    Years Ended December 31, 2003 and 2002

                                                     2003            2002
                                                   ----------- -----------
Cash Flows From Operating Activities
  Net loss                                         $(13,958,611)   $(6,258,650)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                           687,340        643,985
    Common stock bonuses                                                48,500
    Stock issued as interest on promissory note                          2,774
    Depreciation & amortization                         446,760        356,051
    Impairment and abandonment of assets
      - continuing operations                           773,589
      - discontinued operations                       4,610,511
    Loss on sale of property                            122,857
    Bank fees added to debt balance                     156,496
    Changes in:
      Accounts receivable                           (     5,577)         3,514
      Accounts receivable - related party               205,746     (   35,528)
      Inventory                                          19,977     (   12,603)
      Other current assets                              122,516     (  172,101)
      Accounts payable                                  392,295         31,309
      Accrued expenses                                  909,059
                                                   -----------     -----------
  Net Cash Used In Operating Activities             ( 5,517,042)   (5,392,749)
                                                   -----------     -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                (   157,154)     (  60,103)
  Acquisition of subsidiary, net of cash acquired                     (219,897)
  Proceeds from sale of property                        140,000
  Decrease in deposits                              (    19,600)
                                                   -----------     -----------
  Net Cash Used In Investing Activities             (    36,754)    (  280,000)
                                                    -----------    -----------
Cash Flows From Financing Activities
  Proceeds from exercise of options & warrants           55,000
  Collection of subscription receivable                  20,084            - -
  Proceeds from notes payable to related parties        522,740        469,090
  Proceeds from bank overdraft                          429,384
  Proceeds from bank credit line, net                   771,151      2,500,000
  Proceeds from notes payable                           597,091      3,785,837
  Sale of Stock                                                      1,307,500
  Payments on note payable                          (   925,261)    (2,710,967)
  Costs of equity fundraising                                       (  107,673)
                                                   -----------     -----------
  Net Cash Provided By Financing Activities           1,470,189      5,243,787
                                                   -----------     -----------
Net cash provided (used) by discontinued operations   4,093,883        428,962
                                                    -----------    -----------
Net change in cash                                       10,276              0
Cash at beginning of year                                     0              0
                                                   ----------- -----------
Cash at end of year                                 $    10,276    $         0
                                                   =========== ===========
Cash paid during the year for:
  Interest                                          $   334,447    $   337,064

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

NOTE 8 - RELATED PARTY NOTES PAYABLE

Four notes payable to officers and directors totaling $1,070,799, no collateral, all amounts overdue, interest ranging from prime + 1.5% to 10%.


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
                                                      ===========


NOTE 10 - PREFERRED STOCK

In 2002, 1,000,000 shares of Series A and 806,000 shares of Series B convertible preferred stock were issued for net cash proceeds of $750,000 and $1,007,500, respectively. Later in 2002, all preferred shares were exchanged for common shares on a one-for-one basis. No other preferred shares have been issued.

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