Form 10QSB
period 2004-03-31
EXCALIBUR INDUSTRIES INC
filed 2004-05-14
CIK 1085254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_|   For the quarterly period ended March 31, 2004

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

                                  12060 FM 3083
                               CONROE, TEXAS 77301
                    (Address of principal executive offices)

                    Issuer's telephone number: (936) 441-5100


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2004, 17,032,728 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004

                  ASSETS
Current Assets
  Cash                                                                         $     54,555
  Accounts receivable, net of allowance
         for doubtful accounts of $77,700                                           537,887
  Inventory                                                                           2,651
  Other current assets                                                                3,675
                                                                               ------------
         Total Current Assets                                                       598,768

Property and equipment, net of accumulated
  depreciation of $830,793                                                        2,017,642
Rent deposit                                                                         19,600
                                                                               ------------
         Total Assets                                                          $  2,636,010
                                                                               ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                                               $    470,722
  Bank credit lines                                                               2,652,274
  Accounts payable                                                                1,087,753
  Accrued expenses                                                                1,731,438
  Notes payable                                                                   1,278,694
  Notes payable - related party                                                   1,070,799
  Net liabilities of discontinued operations                                      5,218,883
                                                                               ------------
         Total Current Liabilities                                               13,510,563
Long Term portion of notes payable                                                3,006,397
                                                                               ------------
         Total Liabilities                                                       16,516,960
                                                                               ------------
Commitments & Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding                              17,033
  Additional paid in capital                                                       8,540,253
  Accumulated deficit                                                            (22,438,236)
                                                                               ------------
         Total Stockholders' Deficit                                             (13,880,950)
                                                                               ------------
                  Total Liabilities and Stockholders' Deficit                  $  2,636,010
                                                                               ============

                           EXCALIBUR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                Three Month Periods Ended March 31, 2004 and 2003


                                                   2004            2003
                                               ------------    ------------
Revenue                                        $    884,880    $    573,812

Cost of sales                                     1,054,610         808,129
Selling, general and administrative                 353,153         443,220
Research and development                             48,987
                                               ------------    ------------
         Total operating expenses                 1,456,750       1,251,349
                                               ------------    ------------
         Net operating loss                        (571,870)       (677,537)

Other income and expense
  Interest expense                                  135,686         129,062
                                               ------------    ------------
         Net Loss from Continuing Operations       (707,556)       (806,599)
                                               ------------    ------------
Discontinued operations
  Loss from discontinued operations                    (315)       (676,880)
                                               ------------    ------------
         NET LOSS                              $   (707,871)   $ (1,483,479)
                                               ============    ============


Basic and diluted net loss per share           $       (.04)   $       (.10)
Weighted average shares outstanding              16,995,232      14,813,419

                           EXCALIBUR INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                Three Month Periods Ended March 31, 2004 and 2003

                                                          2004           2003
                                                      -----------    -----------
Cash Flows From Operating Activities
  Net loss                                            $  (707,871)   $(1,483,479)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation & amortization                           114,901        114,583
    Changes in:
         Accounts receivable                              (31,621)       130,350
      Receivable from related parties                                    (39,455)
      Inventory                                            45,558          6,478
      Other current assets                                 12,991         20,077
         Accounts payable                                (256,382)       116,883
         Accrued expenses                                  68,259         55,543
                                                      -----------    -----------
  Net Cash Used In Operating Activities                  (754,165)    (1,079,020)
                                                      -----------    -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                    (221,641)      (143,552)
                                                      -----------    -----------
Cash Flows From Financing Activities
  Proceeds from bank overdraft                             41,338
  Proceeds from bank credit line, net                     502,274
  Proceeds from bank term loan                            500,000
  Payments on note payable                                (23,527)      (383,502)
  Proceeds from notes payable - related parties                          545,321
  Sale of Stock                                                          42,025
                                                      -----------    -----------
  Net Cash Provided By Financing Activities             1,020,085        203,844
                                                      -----------    -----------
Net cash provided (used) by discontinued operations                    1,062,809
                                                      -----------    -----------
Net change in cash                                         44,279         44,081
Cash at beginning of period                                10,276              0
                                                      -----------    -----------
Cash at end of period                                 $    54,555    $    44,081
                                                      ===========    ===========

                           EXCALIBUR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Excalibur Industries, Inc. ("Excalibur") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Excalibur's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - ADDITIONAL BANK DEBT

During the first quarter of 2004, the Bank line of credit was increased by $500,000 and an additional term loan of $500,000 was added, at prime + 2% interest.

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

      o     Directional Drilling Products

      o     Exploration Products - R&D

      o     Natural Gas Measurement Equipment - Fittings / Valves

      o     Control & Check Valves, and o SubSea Control Equipment.

      Our investment in capital equipment and software gives us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel and chrome based alloys. Shumate Machine Works uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets with respect to the manufacture of certain products. Our company produces complex assemblies including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration. The expandable tubing and drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that our ability to meet the difficult manufacturing requirements of the expandable tubing equipment and our development of certain in-house manufacturing trade secrets makes us a leading expandable tubing equipment manufacturer.

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

      In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement. In 2003, Mr. Parr resigned as a director and Messrs. Rains and Brown resigned as officers. In April 2004, Mr. Stuart resigned as Chairman of our Board, Chief Executive Officer and President pursuant to a separation and release agreement. Our board of directors appointed Larry C. Shumate as a director and as President and Chief Executive Officer and Russ Clark as a director and as Vice President and Chief Operating Officer.

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

RESULTS OF OPERATIONS

      RESULTS OF DISCONTINUED OPERATIONS

      Net losses for discontinued operations (Excalibur Services, Excalibur Steel, and Excalibur Aerospace) were $315 for the three months ended March 31, 2004. The losses in discontinued operations resulted from ongoing administrative matters.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

      The results of operations set forth below for the three months ended March 31, 2004 are those of the continuing operations of Excalibur Industries, which include Shumate Machine Works, Excalibur Holdings, and Excalibur Industries on a consolidated basis. The results of operations set forth below for the three months ended March 31, 2003 are those of the continuing operations of Excalibur Industries on a consolidated basis.

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                                 Three Months Ended          Three Months Ended
                                                      March 31,                   March 31,
                                                 -------------------         -------------------
                                                        2004                        2003
                                                 -------------------         -------------------
Net sales                                                 100.0%                      100.0%

Cost of sales                                             119.2                       140.8
                                                 -------------------         -------------------

Gross profit                                              (19.2)                      (40.8)

Selling, general and administrative                        39.9                        79.0
Research and Development                                    5.5
Loss on Sale of Asset
                                                 -------------------         -------------------

Operating income (loss)                                  (64.6)%                    (119.8)%
                                                 ===================         ===================


      COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      NET SALES. Net sales for continued operations of Shumate Machine Works increased to $884,880, or a increase of 54%, for the three months ended March 31, 2004, from $573,812 for the three months ended March 31, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in Shumate's customers. As a result of this increased demand, the pricing for Shumate products and components increased in the first quarter of 2004.

      COST OF SALES. Cost of sales for continued operations increased to $1,054,610 or 31% for the three months ended March 31, 2004, from $808,129 for the three months ended March 31, 2003. As a percentage of net sales, cost of sales increased to 119% of net sales for the three months ended March 31, 2004 versus 141% of sales for the three months ended March 31, 2003. On an absolute basis, our cost of sales increased due to more sales with higher pricing for Shumate products and components from new sales efforts. While we reduced our cost of sales as a percentage of sales, we are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $353,153 for the three months ended March 31, 2004, from $453,220 for the three months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 40% for the three months ended March 31, 2004, as compared to 79% for the comparable period in 2003. We have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs. .

      OPERATING LOSS. We incurred an operating loss of $571,870 for the three months ended March 31, 2004, compared to an operating loss of $687,537 for the three months ended March 31, 2003. We had smaller operating losses in the year 2004 as compared to 2003 primarily because we were able to increase our revenues by 54% over the comparable period for 2003. In addition, we have been successful in reducing our selling, general, and administrative expenses through our cost-cutting strategy. These improvements were offset by an increase in cost of goods sold.

      INTEREST EXPENSE. Interest expense increased to $135,686 for the three months ended March 31, 2004, from $129,062 for the three months ended March 31, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

      PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended March 31, 2004 and for the three months ended March 31, 2003. Excalibur Industries incurred an operating loss for 2003. Accordingly, we have made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at March 31, 2004 was $12,911,795. We had cash of $54,555 and a bank overdraft of $470,722, as of March 31, 2004, as compared to having no cash of $46,041 at March 31, 2003. This difference resulted primarily from additional borrowings at the end of the period.

      We used $754,165 of net cash in operating activities for the three months ended March 31, 2004 compared to using $1,079,020 in the three months ended March 31, 2003. Cash generated by operating activities for the three months ended March 31, 2004 was mainly due to depreciation and amortization of intangible assets, $114, for decreases in accounts receivable, $31,621 for increases in inventories, $42,558 increase in other current assets of $12,991, $256,382 for increases in accounts payable, and $68,259 decrease in accrued expenses. These cash flows were offset by a net loss of $707,871.

      Net cash flows used in investing activities was $221,641 for the three months ended March 31, 2004, compared to using $143,552in the three months ended March 31, 2003. Cash used by investing activities for the three months ended March 31, 2004 was used for the purchase of fixed assets.

      Net cash flows provided by financing activities were $1,020,085 for the three months ended March 31, 2004, compared to net cash provided by financing activities of $203,844 in the three months ended March 31, 2003. This increase in net cash provided by financing activities is primarily due to higher borrowings from our credit facilities with Stillwater National Bank,more borrowings from related parties, and a decrease in proceeds from the sale of stock during 2003. Proceeds from exercise of options and warrants, collections of subscriptions receivable, proceeds from bank overdrafts, and lower payments on notes payable partially offset these decreases.

      Net cash flows provided by financing activities were $1,470,189 for the three months ended March 31, 2004, compared to net cash provided by financing activities of $5,243,787 in the three months ended March 31, 2003. This decrease in net cash provided by financing activities is primarily due to lower borrowings from our credit facilities with Stillwater National Bank, less borrowings from related parties, and a decrease in proceeds from the sale of stock during 2003. Proceeds from exercise of options and warrants, collections of subscriptions receivable, proceeds from bank overdrafts, and lower payments on notes payable partially offset these decreases. [OLD]

BANK CREDIT FACILITY

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

CAPITAL REQUIREMENTS

      As of the date of this report, due to our discontinuing the Tulsa-based companies and the amount of debt that our continuing operations have to service, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements for at least the next twelve months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit, we will need to continue to finance our operations through other capital financings. We have sought, and continue to seek, equity financing and/or debt financing in the form of a revised credit facility, private placement, or a public offering to provide additional capital. However, such additional financing has not been available to us, and it may continue to be unavailable to us, when and if needed, on acceptable terms or at all.

      In addition to our discontinuing the Tulsa-based companies and the bank liquidation, we are continuing to seek other restructuring measures to reduce our debt load, including the possibility of converting some of our outstanding indebtedness, accrued expenses and accounts payable into our equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversions or settlements.

      We may incur additional losses if the weak conditions in the United States manufacturing sector or the energy field services market continue, or if they deteriorate further. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing and/or increase our cash flows from operations.

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

         (d) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

         (a) In April 2004, William S.H. Stuart resigned as Chairman of our Board, Chief Executive Officer and President pursuant to a separation and release agreement. Our board of directors appointed Larry C. Shumate as a director and as President and Chief Executive Officer and Russ Clark as a director and as Vice President and Chief Operating Officer.

         (b) With respect to the audit of our financial statements as of December 31, 2003 and for the year then ended, 54% of the hours expended on Malone & Bailey, PLLC's engagement to audit those financial statements were attributed to work by persons other than Malone & Bailey, PLLC's full-time, permanent employees.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

Item No.
           Description                                            Method of Filing
31.1       Certification of Larry C. Shumate pursuant to Rule     Filed electronically herewith.
           13a-14(a)

31.2       Certification of Matthew C. Flemming pursuant to       Filed electronically herewith.
           Rule 13a-14(a)

32.1       Chief Executive Officer Certification pursuant to 18   Filed electronically herewith.
           U.S.C.ss.1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002

32.2       Chief Financial Officer Certification pursuant to 18   Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002



     (b) Reports on Form 8-K

     On January 14, 2004, we filed a current report on Form 8-K reporting under
Item 5 the bankruptcy filings of three of our subsidiaries, Excalibur Aerospace, Excalibur Steel, and Excalibur Services.

     On February 4, 2004, we filed a current report on Form 8-K reporting under
Item 4 our change in independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXCALIBUR INDUSTRIES, INC.


May 13, 2004                        /s/ Larry C. Shumate
                                   -------------------------------------------
                                   Larry C. Shumate
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

May 13, 2004                       /s/ Matthew C. Flemming
                                   -------------------------------------------
                                   Matthew C. Flemming
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)