Form 10QSB
period 2004-06-30
EXCALIBUR INDUSTRIES INC
filed 2004-08-23
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004
                                        -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

As of August 15, 2004, 17,032,732 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

                  ASSETS

Current Assets
  Cash                                                             $     82,904
  Accounts receivable, net of allowance
         for doubtful accounts of $77,700                               922,811
  Inventory                                                              29,039
  Other current assets                                                    3,745
                                                                   ------------
         Total Current Assets                                         1,038,500

Property and equipment, net of accumulated
  depreciation of $944,997                                            1,961,318
Rent deposit                                                             19,600
                                                                   ------------
         Total Assets                                              $  3,019,417
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                                   $  1,985,940
  Bank credit lines                                                   1,650,000
  Accounts payable                                                    1,069,258
  Accrued expenses                                                    2,235,535
  Notes payable                                                       1,767,457
  Notes payable - related party                                       1,070,797
  Net liabilities of discontinued operations                          5,218,883
                                                                   ------------
         Total Current Liabilities                                   14,997,870

Long Term portion of notes payable                                    2,988,209
                                                                   ------------
         Total Liabilities                                           17,986,079
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding                 17,033
  Additional paid in capital                                          8,540,253
  Accumulated deficit                                               (23,523,948)
                                                                   ------------
         Total Stockholders' Deficit                                (14,966,662)
                                                                   ------------
                  Total Liabilities and Stockholders' Deficit      $  3,018,417
                                                                   ============


                           EXCALIBUR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------

REVENUES                                          $    912,254    $    770,703    $  1,797,134    $  1,344,515

COST OF SALES                                        1,137,482         796,855       2,186,953       1,604,984
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                   (225,228)        (26,152)       (389,819)       (260,469)

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                                400,808         682,376         759,100       1,125,596
GOODWILL IMPAIRMENT                                                    993,871                         993,871
RESEARCH AND DEVELOPMENT                                29,515                          78,502
                                                  ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                               (655,551)     (1,702,399)     (1,227,421)     (2,379,936)

OTHER INCOME (EXPENSE)
Interest expense                                      (420,859)       (224,093)       (556,545)       (353,155)
Losses from Discontinued
Operations                                              (9,303)   $   (850,767)         (9,618)   $ (1,527,647)
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $ (1,085,713)   $ (2,777,260)   $(1,793,584)    $ (4,260,739)

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE                           $      (0.06)   $      (0.18)   $     (0.11)    $     (0.28)
                                                  ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES                      17,032,732      15,409,765      17,026,139      15,136,692
                                                  ============    ============    ============    ============


                           EXCALIBUR INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOW
                 Six Month Periods Ended June 30, 2004 and 2003

                                                         2004           2003
                                                     -----------    -----------
Cash Flows From Operating Activities
  Net loss                                           $(1,793,584)   $(4,260,739)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation & amortization                          229,105        209,833
    Changes in:
         Accounts receivable                            (415,545)       181,333
      Receivable from related parties                                   (73,772)
      Inventory                                           19,170         60,110
      Other current assets                                12,921       (149,943)
         Accounts payable                               (274,880)        97,107
         Accrued expenses                                572,356        132,305
                                                     -----------    -----------
  Net Cash Used In Operating Activities               (1,651,457)    (3,904,297)
                                                     -----------    -----------
Cash Flows From Investing Activities
  Purchase of property and equipment                    (279,521)      (265,627)
                                                     -----------    -----------
Cash Flows From Financing Activities
  Proceeds from bank overdraft                         1,556,556
  Proceeds from bank credit line, net                         --
  Proceeds from bank term loan                           500,000
  Payments on note payable                               (52,950)
  Proceeds from notes payable                                         2,786,567
  Proceeds from notes payable - related parties                         553,368
  Sale of Stock                                                          41,971
                                                     -----------    -----------
  Net Cash Provided By Financing Activities            2,003,606      3,381,906
                                                     -----------    -----------
Net cash provided (used) by discontinued operations                     788,018
                                                     -----------    -----------
Net change in cash                                        72,628             --
Cash at beginning of period                               10,276             --
                                                     -----------    -----------
Cash at end of period                                $    82,904    $        --
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

NOTE 2 - ADDITIONAL BANK DEBT

During the first and second quarter of 2004, the Bank line of credit was increased by $500,000 and an additional term loan of $500,000 was added, at prime + 2% interest.

NOTE 3 - SUBSEQUENT EVENT

On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and in its quarterly report on Form 10-QSB for the period ending March 31, 2003, the Company reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings.

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

      We employ about 40 people at a 23,000 square foot plant in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 441-5100 and our Internet address is www.shumateinc.com.

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

      On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of approximately $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and in its quarterly report on Form 10-QSB for the period ending March 31, 2003, the Company reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. The difference between the amount of liabilities originally identified on the debtor schedules and the amount of liabilities written off resulted from the all-inclusive listing of liabilities on the schedules, which resulted in overlapping liabilities among the three subsidiaries and certain inter-company liabilities that were netted out in consolidation.

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

RESULTS OF OPERATIONS

      RESULTS OF DISCONTINUED OPERATIONS

      Net losses for discontinued operations (Excalibur Services, Excalibur Steel, and Excalibur Aerospace) were $9,303 for the three months ended June 30, 2004 and $9,618 for the six months ended June 30, 2004. The losses in discontinued operations resulted from ongoing administrative matters.

      RESULTS OF CONTINUING OPERATIONS

      Basis of Presentation

      The results of operations set forth below for the three and six months ended June 30, 2004 are those of the continuing operations of Excalibur Industries, which include Shumate Machine Works, Excalibur Holdings, and Excalibur Industries on a consolidated basis. The results of operations set forth below for the three and six months ended June 30, 2003 are those of the continuing operations of Excalibur Industries on a consolidated basis.

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                       ----------------    -----------------
                                        2004      2003      2004       2003
                                       ------    ------    ------     ------

Net sales                               100.0%    100.0%    100.0%     100.0%
Cost of sales                           124.7     103.4     121.7      119.4
                                       ------    ------    ------     ------

Gross profit (loss)                     (24.7)     (3.4)    (21.7)     (19.4)


Selling, general and administrative      43.9      88.5      42.2       83.7

Goodwill Impairment                        --     129.0        --       74.0

Research and Development                  3.2        --       4.4         --
                                       ------    ------    ------     ------

Operating income (loss)                 (71.8)%  (220.8)%   (68.2)%   (177.01)%
                                       ======    ======    ======     =======

      COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      NET SALES. Net sales for continued operations of Shumate Machine Works increased to $912,254, or a increase of 18.4%, for the three months ended June 30, 2004, from $770,703 for the three months ended June 30, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in the number of Shumate's customers.

      COST OF SALES. Cost of sales for continued operations increased to $1,137,482, or 42.8% for the three months ended June 30, 2004, from $796,855 for the three months ended June 30, 2003. As a percentage of net sales, cost of sales increased to 124.7% of net sales for the three months ended June 30, 2004 versus 103.4% of sales for the three months ended June 30, 2003. Our cost of sales, both on a percentage basis and on an absolute basis, increased due to the cost of raw materials substantially increasing. In addition, Shumate provided more turnkey jobs on a product mix basis, which required Shumate to provide materials as opposed the customer providing those materials. We are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $400,808 for the three months ended June 30, 2004, from $682,376 for the three months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 43.9% for the three months ended June 30, 2004, as compared to 88.5% for the comparable period in 2003. We have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs.

      OPERATING LOSS. We incurred an operating loss of $655,551 for the three months ended June 30, 2004, compared to an operating loss of $1,702,399 for the three months ended June 30, 2003. We had smaller operating losses in the second quarter of 2004 as compared to 2003 primarily because we were able to increase our revenues by 18.4% over the comparable period for 2003. In addition, we have been successful in reducing our selling, general, and administrative expenses through our cost-cutting strategy. These improvements were offset by an increase in cost of goods sold.

      INTEREST EXPENSE. Interest expense increased to $20,859 for the three months ended June 30, 2004, from $224,093 for the three months ended June 30, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

      PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Excalibur Industries incurred an operating loss for 2003. Accordingly, we have made no provision for income taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      NET SALES. Net sales for continued operations of Shumate Machine Works increased to $1,797,134, or a increase of 33.7%, for the six months ended June 30, 2004, from $1,344,515 for the six months ended June 30, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in Shumate's customers. As a result of this increased demand, the pricing for Shumate products and components marginally increased in the first half of 2004.

      COST OF SALES. Cost of sales for continued operations increased to $2,186,953 or 36.2% for the six months ended June 30, 2004, from $1,604,984 for the six months ended June 30, 2003. As a percentage of net sales, cost of sales increased to 121.7% of net sales for the six months ended June 30, 2004 versus 119.4% of sales for the six months ended June 30, 2003. Our cost of sales, both on a percentage basis and on an absolute basis, increased due to the cost of raw materials substantially increasing. In addition, Shumate provided more turnkey jobs on a product mix basis, which required Shumate to provide materials as opposed the customer providing those materials. We are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $759,100 for the six months ended June 30, 2004, from $1,125,596 for the six months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 42.2% for the six months ended June 30, 2004, as compared to 83.7% for the comparable period in 2003. We have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs.

      OPERATING LOSS. We incurred an operating loss of $1,227,421 for the six months ended June 30, 2004, compared to an operating loss of $2,379,936 for the six months ended June 30, 2003. We had smaller operating losses in the first half of 2004 as compared to 2003 primarily because we were able to increase our revenues by 33.7% over the comparable period for 2003. In addition, we have been successful in reducing our selling, general, and administrative expenses through our cost-cutting strategy. These improvements were offset by an increase in cost of goods sold.

      INTEREST EXPENSE. Interest expense increased to $556,545 for the six months ended June 30, 2004, from $353,155 for the six months ended June 30, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

      PROVISION FOR INCOME TAXES. We incurred operating losses for the six months ended June 30, 2004 and for the six months ended June 30, 2003. Excalibur Industries incurred an operating loss for 2003. Accordingly, we have made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at June 30, 2004 was $13,959,370. We had cash of $82,904 and a bank overdraft of $1,985,940, as of June 30, 2004, as compared to having cash of $0 and a bank overdraft of $86,704 at June 30, 2003. This difference resulted primarily from additional borrowings at the end of the period.

      We used $1,651,457 of net cash in operating activities for the six months ended June 30, 2004 compared to using $3,904,297 in the six months ended June 30, 2003. Cash used by operating activities for the six months ended June 30, 2004 was substantially less than 2003 because 2003 had $994,000 in bad debts and losses from discontinued operations of $1,528,000.

      Net cash flows used in investing activities was $279,521 for the six months ended June 30, 2004, compared to using $265,627 in the six months ended June 30, 2003. Cash used by investing activities for the six months ended June 30, 2004 was used for the purchase of fixed assets.

      Net cash flows provided by financing activities were $2,003,606 for the six months ended June 30, 2004, compared to net cash provided by financing activities of $3,381,906 in the six months ended June 30, 2003. This decrease in net cash provided by financing activities is primarily due to higher borrowings from our credit facilities with Stillwater National Bank and less borrowings from related and third parties.

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

      On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and in its quarterly report on Form 10-QSB for the period ending March 31, 2003, the Company reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. The difference between the amount of liabilities originally identified on the debtor schedules and the amount of liabilities written off resulted from the all-inclusive listing of liabilities on the schedules, which resulted in overlapping liabilities among the three subsidiaries and certain inter-company liabilities that were netted out in consolidation.

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

      We breached our obligations under the first two notes listed and under our lease with the holder of the notes, TW Consulting. On February 28, 2003, we entered into a forbearance agreement with TW Consulting, pursuant to which we did the following: (a) paid $29,478 to TW Consulting, (b) agreed to vacate the premises that are the subject of the lease by June 30, 2003, (c) executed and delivered a second amended and restated consulting agreement with TW Consulting, and (d) agreed to pay $175,504 to TW Consulting on or before August 15, 2003. In consideration of these covenants, TW Consulting agreed to forbear pursuing any remedies it may have against us under the two notes in default or under the lease. The forbearance agreement is now expired and the Company is in default of all its obligations with TW Consulting.

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

INSIDER AND AFFILIATE LOANS

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name               Principal Amount  Interest Rate         Maturity Date
------------------ ----------------  -----------------     ------------------
WSHS, Inc.         $100,000          Prime + 1.5%          Demand
WSHS, Inc.         $75,000           Prime + 1.5%          May 2, 2003
A. Earl Swift      $100,000          10%                   March 5, 2003
A. Earl Swift      $105,000          10%                   March 7, 2003
A. Earl Swift      $10,321           10%                   March 18, 2003
A. Earl Swift      $200,000          10%                   March 24, 2003
A. Earl Swift      $53,000           6%                    Demand
A. Earl Swift      $80,000           6%                    Demand
A. Earl Swift      $39,638           8%                    February 2, 2004
A. Earl Swift      $79,000           8%                    June 12, 2004

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage. We have been named in approximately 10 actions that have been commenced by former vendors and suppliers. The aggregate amount of these claims is approximately $750,000.

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

                  None.

ITEM 5 - OTHER INFORMATION

                  None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

Item
No.        Description                                            Method of Filing
-----      -----------                                            ----------------

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


                                      EXCALIBUR INDUSTRIES, INC.


August 23, 2004                        /s/ Larry C. Shumate
                                      -----------------------
                                      Larry C. Shumate
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

August 23, 2004                       /s/ Matthew C. Flemming
                                      -----------------------
                                      Matthew C. Flemming
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)