Form 10QSB
period 2004-09-30
EXCALIBUR INDUSTRIES INC
filed 2004-11-22
CIK 1085254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004
                                     ------------------

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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ----

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2004, 17,032,732 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

===============================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

         ASSETS

Current Assets
  Cash                                                             $    162,002
  Accounts receivable, net of allowance
         for doubtful accounts of $77,700                               803,293
  Inventory                                                             105,011
  Other current assets                                                   11,414
                                                                   ------------

         Total Current Assets                                         1,081,720

Property and equipment, net of accumulated
  depreciation of $1,062,834                                          1,852,367
Rent deposit                                                             19,600
                                                                   ------------
         Total Assets                                              $  2,953,687
                                                                   ============
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Stillwater Bank notes payable                                    $  8,590,420
  Accounts payable                                                    1,215,793
  Accrued expenses                                                    2,319,415
  Notes payable                                                         515,392
  Notes payable - related party                                       1,070,799
                                                                   ------------

         Total Liabilities                                           13,711,819
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding                 17,033
  Additional paid in capital                                          8,540,254
  Accumulated deficit                                               (19,315,419)
                                                                   ------------

         Total Stockholders' Deficit                                (10,758,132)
                                                                   ------------

                  Total Liabilities and Stockholders' Deficit      $  2,953,687
                                                                   ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                             ------------                            ------------
                                                        2004                2003               2004                2003
                                                   ---------------     ---------------    ----------------    ----------------
Revenues                                           $      729,619      $      621,820     $    2,526,753      $    1,987,429
Cost of revenues                                       (1,268,080)           (806,414)        (3,455,033)         (2,448,579)
                                                   ---------------     --------------     --------------      --------------

Gross loss                                               (538,461)           (184,594)          (928,280)           (461,150)

Selling, general and administrative                       258,911             707,523          1,027,629           1,803,863
Goodwill impairment                                             -           2,119,154                   -          3,113,412
Research and development                                   27,029                   -            105,531                   -
                                                   --------------      --------------     --------------      --------------

Operating loss                                           (824,401)         (3,011,271)        (2,061,440)         (5,378,425)
Interest expense                                         (185,953)            (71,244)          (742,498)           (424,419)
Leasehold abandonment                                           -             (64,493)                 -             (64,493)
Other                                                           -              42,319                  -              (1,859)
Debt forgiveness income                                 5,218,883                   -          5,218,883                   -
Loss from discontinued operations                               -          (3,686,739)                 -          (5,182,972)
                                                   --------------      ---------------    --------------      ---------------

Net income (loss)                                  $    4,208,529      $   (6,791,428)    $    2,414,945      $  (11,052,168)
                                                   ==============      ==============     ==============      ==============


Net income (loss) per share:
  Basic and diluted                                $            0.25   $        (0.42)    $         0.14      $        (0.72)
                                                   =================   ===============    ==============      ==============

Weighted average shares outstanding:                   17,032,732          16,062,728         17,028,352          15,445,371
                                                   ==============      ==============     ==============      ==============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Nine Months Periods Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                     2004                  2003
                                                                                ------------           ------------
Cash Flows From Operating Activities
  Net income (loss)                                                             $  2,414,945           $(11,052,168)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness income                                                       (5,218,883)                     -
    Loss on disposal of fixed assets                                                   2,860                      -
    Bad debts              -                                                         331,820
    Goodwill impairment    -                                                       3,113,412
    Loss on disposal of discontinued operations                                            -              2,028,244
    Depreciation & amortization                                                      347,202                599,733
    Leasehold abandonment  -                                                          64,493
    Amortization of intangibles                                                            -                 30,000
    Stock issued for employee bonus                                                        -                    200
    Stock issued for services                                                              -                121,333
    Changes in:
      Accounts receivable                                                           (297,027)               353,299
      Receivable from related parties                                                      -                 71,390
      Inventory                                                                      (56,802)               355,368
      Other current assets                                                             5,252              1,218,558
      Accounts payable                                                              (257,342)               364,097
      Accrued expenses                                                               656,236              2,030,379
                                                                                ------------           ------------

  Net Cash Used In Operating Activities                                           (2,403,559)              (369,842)
                                                                                ------------           ------------

Cash Flows From Investing Activities
  Purchase of property and equipment                                                (291,527)              (221,937)
                                                                                ------------           ------------

Cash Flows From Financing Activities
  Proceeds from bank overdraft                                                     2,020,616                      -
  Proceeds from bank term loan                                                       750,145                      -
  Payments on note payable (52,950)                                               (5,094,084)
  Proceeds from notes payable                                                              -              5,207,474
  Payments on note payable - related parties                                               -               (260,115)
  Proceeds from notes payable - related parties                                            -                706,597
  Sale of stock, net of offering cost                                                      -                 34,450
                                                                                ------------           ------------

  Net Cash Provided By Financing Activities                                        2,717,811                594,322
                                                                                ------------           ------------

Net change in cash                                                                    22,725                  2,543
Cash at beginning of period                                                           10,277                      -
                                                                                ------------           ------------

Cash at end of period                                                           $     33,002           $      2,543
                                                                                ============           ============

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Excalibur Industries, Inc. ("Excalibur") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Excalibur's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 - DEBT FORGIVENESS INCOME

On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of their debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On the Excalibur's annual report on Form 10-KSB for the year ended December 31, 2003 and in its quarterly report on Form 10-QSB for the period ending March 31, 2004, Excalibur reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. As a result, Excalibur recorded $5,218,883 in debt forgiveness income.

NOTE 3 - NOTE PAYABLE

During September 2004, Excalibur modified two of its loan agreements with Stillwater National Bank, which provided Excalibur with a $1,000,000 revolving line of credit facility and a $2,450,000 term note. The line of credit has a term of four months, is secured by substantially all assets. The term loan is due January 15, 2005 and is also secured by substantially all assets. Both loans bear interest at bank's prime rate plus two percent. The term loan allows interest only payments until its maturity.

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

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, customer concentration risk, difficulties in refinancing short term debt, difficulties in consolidating the operations of our operating subsidiaries, difficulties in accelerating internal sales growth, difficulties identifying and acquiring complementary businesses, restrictive covenants in our existing credit facilities, fluctuations in metals prices, general economic conditions in markets in which we do business, extensive environmental and workplace regulation by federal and state agencies, and other general risks related to our common stock.

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

         The diverse line of products we manufacture includes the following:

         o Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
         o        Blow-out Preventers / spare parts for service
         o Top Drive Assemblies / sub assemblies - spare parts for service
         o        Directional Drilling Products
         o        Exploration Products - R&D
         o        Natural Gas Measurement Equipment - Fittings / Valves
         o        Control & Check Valves, and
         o        SubSea Control Equipment.

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

         Our customers include Baker Hughes, BJ Services Company, Canrig Drilling Technology, a Nabors Industries company, Elmar, a Varco International company, Halliburton Energy Services, National Oil Well, Oceaneering Intervention Engineering, Oil States Industrial Hydrotech, R&M Energy Systems, Shell Development, Smith International, Texas Oil Tools, a Varco company, TMCo, Inc. and Weatherford International.

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

         In connection with the merger, all of our pre-merger officers and directors resigned and William S.H. Stuart, Matthew C. Flemming, Dwayne C. Lewis, W. Donald Parr, A. Earl Swift and Frank X. Marshik were appointed as our directors. Mr. Stuart was also appointed to serve as the Chairman of our Board, Chief Executive Officer and President. Mr. Flemming was appointed to serve as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Lewis was appointed to serve as our Chief Operating Officer. Effective October 3, 2002, Mr. Lewis resigned as an officer and director pursuant to a separation and release agreement. In 2003, Mr. Parr resigned as a director and Messrs. Rains and Brown resigned as officers. In April 2004, Mr. Stuart resigned as Chairman of our Board, Chief Executive Officer and President pursuant to a separation and release agreement. Our board of directors appointed Larry C. Shumate as a director and as President and Chief Executive Officer and Russ Clark as a director and as Vice President and Chief Operating Officer. In October 2004, Mr. Swift resigned as a director.

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

DISCONTINUED OPERATIONS

         On September 30, 2003, we discontinued the operations of two of our subsidiaries, Excalibur Services and Excalibur Steel, and we also discontinued the manufacturing operations of a third subsidiary, Excalibur Aerospace, (collectively, the Tulsa-based companies). On December 9, 2003, Stillwater National Bank and Trust conducted a UCC-1 sale of the equipment, inventory and other assets of the Tulsa-based companies in Tulsa, Oklahoma via an auctioneer hired by the bank. The net proceeds of this auction, in the approximate amount of $690,000, were delivered directly to Stillwater National Bank to pay for the in costs of the auction of about $60,000, and applied the remaining approximately $630,000 to the outstanding debt of the Excalibur credit facility.

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

RESULTS OF OPERATIONS

         RESULTS OF DISCONTINUED OPERATIONS

         Net gains for discontinued operations (Excalibur Services, Excalibur Steel, and Excalibur Aerospace) were $5,218,883 for the three months ended September 30, 2004 and $5,209,265 for the nine months ended September 30, 2004. The gains from discontinued operations resulted from the discharge of $5,218,883 of all of the debts and liabilities of Excalibur Services, Excalibur Steel, and Excalibur Aerospace) pursuant to Chapter 7 of the U.S. Bankruptcy Code.

         RESULTS OF CONTINUING OPERATIONS

         Basis of Presentation

         The results of operations set forth below for the three and nine months ended September 30, 2004 are those of the continuing operations of Excalibur Industries, which include Shumate Machine Works, Excalibur Holdings, and Excalibur Industries on a consolidated basis. The results of operations set forth below for the three and nine months ended September 30, 2003 are those of the continuing operations of Excalibur Industries on a consolidated basis.

         The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                              --------------------------  -------------------------
                                                  2004        2003           2004        2003
                                              ------------ -------------  ----------   -----------
Net sales                                           100.0%        100.0%       100.0%        100.0%

Cost of sales                                       173.8         129.7        136.7         123.2
                                              ----------- --------------  ----------   -----------


Gross profit (loss)                                (73.8)         (29.7)      (36.7)        (23.2)


Selling, general and administrative                 35.5          113.7        40.7          90.8

Goodwill Impairment                                   --          340.8          --         156.7

Research and Development                             3.7             --         4.2            --
                                              ------------ -------------  ----------   -----------

Operating income (loss)                           (113.0)%       (484.3)%     (81.6)%      (270.6)%
                                              ============ =============  =========    ============

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         NET SALES. Net sales for continued operations of Shumate Machine Works increased to $729,619, or an increase of 17.3%, for the three months ended September 30, 2004, from $621,820 for the three months ended September 30, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in the number of Shumate's customers.

         COST OF SALES. Cost of sales for continued operations increased to $1,268,080, or 57.3% for the three months ended September 30, 2004, from $806,414 for the three months ended September 30, 2003. As a percentage of net sales, cost of sales increased to 173.8% of net sales for the three months ended September 30, 2004 versus 129.7% of sales for the three months ended September 30, 2003. Our cost of sales, both on a percentage basis and on an absolute basis, increased due to the cost of raw materials substantially increasing. In addition, Shumate provided more turnkey jobs on a product mix basis, which required Shumate to provide materials as opposed the customer providing those materials. We are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $258,911 for the three months ended September 30, 2004, from $707,523 for the three months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 35.5% for the three months ended September 30, 2004, as compared to 113.7% for the comparable period in 2003. We have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs.

         OPERATING LOSS. We incurred an operating loss of $824,401 for the three months ended September 30, 2004, compared to an operating loss of $3,011,271 for the three months ended September 30, 2003. We had smaller operating losses in the third quarter of 2004 as compared to 2003 primarily because we were able to increase our revenues by 17.3% over the comparable period for 2003 and we have been successful in reducing our selling, general, and administrative expenses through our cost-cutting strategy. These improvements were offset by an increase in cost of goods sold.

         INTEREST EXPENSE. Interest expense increased to $185,953 for the three months ended September 30, 2004, from $71,244 for the three months ended September 30, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

         PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended September 30, 2004 and for the three months ended September 30, 2003. Excalibur Industries incurred an operating loss for 2003. Accordingly, we have made no provision for income taxes. The non cash gain from debt settlement of greater than $4,000,000 during the quarter ended September 30, 2004, does not have a provision for income taxes as it does not exceed our loss carry forward.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         NET SALES. Net sales for continued operations of Shumate Machine Works increased to $2,526,753, or an increase of 27.1%, for the nine months ended September 30, 2004, from $1,987,429 for the nine months ended September 30, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in Shumate's customers. As a result of this increased demand, the pricing for Shumate products and components marginally increased in the first three quarters of 2004.

         COST OF SALES. Cost of sales for continued operations increased to $3,455,033 or 41.1% for the nine months ended September 30, 2004, from $2,448,579 for the nine months ended September 30, 2003. As a percentage of net sales, cost of sales increased to 136.7% of net sales for the nine months ended September 30, 2004 versus 123.2% of sales for the nine months ended September 30, 2003. Our cost of sales, both on a percentage basis and on an absolute basis, increased due to the cost of raw materials substantially increasing. In addition, Shumate provided more turnkey jobs on a product mix basis, which required Shumate to provide materials as opposed the customer providing those materials. We are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $1,027,629 for the nine months ended September 30, 2004, from $1,803,863 for the nine months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 40.7% for the nine months ended September 30, 2004, as compared to 90.8% for the comparable period in 2003. We have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs.

         OPERATING LOSS. We incurred an operating loss of $2,061,440 for the nine months ended September 30, 2004, compared to an operating loss of $5,378,425 for the nine months ended September 30, 2003. We had smaller operating losses in the first three quarters of 2004 as compared to 2003 primarily because we were able to increase our revenues by 27.1% over the comparable period for 2003 and we have been successful in reducing our selling, general, and administrative expenses through our cost-cutting strategy. These improvements were offset by an increase in cost of goods sold.

         INTEREST EXPENSE. Interest expense increased to $742,498 for the nine months ended September 30, 2004, from $424,419 for the nine months ended September 30, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, a line of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

         PROVISION FOR INCOME TAXES. We incurred operating losses for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003. Excalibur Industries incurred an operating loss for 2003. Accordingly, we have made no provision for income taxes. The non cash gain from debt settlement of greater than $4,000,000 during the quarter ended September 30, 2004, does not have a provision for income taxes as it does not exceed our loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at September 30, 2004 was $12,630,099. We had cash of $33,002 and a bank overdraft of $300,000 as of September 30, 2004, as compared to having cash of $2,543 and a bank overdraft of $460,432 at September 30, 2003. This difference resulted primarily from our refinancing our borrowings with the bank.

         We used $2,403,559 of net cash in operating activities for the nine months ended September 30, 2004 compared to using $369,842 in the nine months ended September 30, 2003. Cash used by operating activities for the nine months ended September 30, 2004 was substantially greater than 2003 because in 2003 we reduced our assets such as accounts receivable, inventory, and other current assets, while increasing our liabilities such as accounts payable and accrued expenses, all in an effort to preserve cash, whereas in 2004, we have expended cash to reduce our accounts payable or slow the rate at which we accrue expenses.

         Net cash flows used in investing activities was $291,527 for the nine months ended September 30, 2004, compared to using $221,937 in the nine months ended September 30, 2003. Cash used by investing activities for the nine months ended September 30, 2004 was used for the purchase of fixed assets.

         Net cash flows provided by financing activities were $2,717,811 for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $594,322 in the nine months ended September 30, 2003. This increase in net cash provided by financing activities is primarily due to higher borrowings from our credit facilities with Stillwater National Bank, less borrowings from related and third parties, and less payments on notes payable.

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

         On September 29, 2004, we and our subsidiaries, Excalibur Holdings, Inc. and Shumate Machine Works, Inc., entered into a loan agreement with Stillwater National Bank, which provided us and our subsidiaries with a $1,000,000 revolving line of credit facility and a $2,450,000 term note. Stillwater National Bank is our senior creditor, and these loans are in addition to all other loans outstanding with Stillwater National Bank. The line of credit has a term of four months, is secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of the company and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus two percent. The term loan is due January 15, 2005, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all other property of the company and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its maturity.

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

         The TW Consulting debt was listed within Excalibur Aerospace's Chapter 7 bankruptcy filing.

INSIDER AND AFFILIATE LOANS

         In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name              Principal Amount   Interest Rate         Maturity Date
----------------  ----------------   -----------------     ------------------
WSHS, Inc.        $100,000           Prime + 1.5%          Demand
WSHS, Inc.        $75,000            Prime + 1.5%          May 2, 2003
A. Earl Swift     $100,000           10%                   March 5, 2003
A. Earl Swift     $105,000           10%                   March 7, 2003
A. Earl Swift     $10,321            10%                   March 18, 2003
A. Earl Swift     $200,000           10%                   March 24, 2003
A. Earl Swift     $53,000            6%                    Demand
A. Earl Swift     $80,000            6%                    Demand
A. Earl Swift     $39,638            8%                    February 2, 2004
A. Earl Swift     $79,000            8%                    June 12, 2004

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

         In addition to our discontinuing the Tulsa-based companies and the bank liquidation, we are continuing to seek other restructuring measures to reduce our debt load, including the possibility of converting some of our outstanding indebtedness, accrued expenses, and accounts payable into our equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversions or settlements.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. However, we have been named in approximately 10 legal actions filed by our former vendors and suppliers. The aggregate amount of the vendor claims is approximately $750,000. In addition, on November 7, 2003, Dwayne Lewis, the former Chief Operating Officer of our Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma, naming us and Matthew Flemming, William Stuart, Earl Swift and Frank Marshik as defendants. The action is a counter claim in response to the September 15, 2003 civil suit filed by Matthew Flemming naming Dwayne Lewis as a defendant. The Lewis counter claim seeks damages of not less than $10,000 and alleges that we breached the October 3, 2002 separation agreement between the company and Dwayne Lewis. In August 2004, the District court in Tulsa County, Oklahoma granted our motion to compel arbitration and stayed the Lewis counter claim until such time as any arbitration is completed. We believe that Mr. Lewis' claims are baseless and without merit and we intend to continue to defend against them vigorously.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

             None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5 - OTHER INFORMATION

         (a) None.

         (b) None.


ITEM 6 - EXHIBITS


Item
No.        Description                                            Method of Filing
---        -----------                                            ----------------

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


                                  EXCALIBUR INDUSTRIES, INC.


November 22, 2004                  /s/ Larry C. Shumate
                                  ---------------------
                                  Larry C. Shumate
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

November 22, 2004                 /s/ Matthew C. Flemming
                                  ------------------------
                                  Matthew C. Flemming
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)