Form 10QSB/A
period 2004-09-30
EXCALIBUR INDUSTRIES INC
filed 2005-01-19
CIK 1085254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

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
                                                   ==============      ==============     ==============      ==============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Nine Months Periods Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                     2004                  2003
                                                                                ------------           ------------
Cash Flows From Operating Activities
  Net income (loss)                                                             $  2,414,945           $(11,052,168)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Debt forgiveness income                                                       (5,218,883)                     -
    Loss on disposal of fixed assets                                                   2,860                      -
    Bad debts              -                                                         331,820
    Goodwill impairment    -                                                       3,113,412
    Loss on disposal of discontinued operations                                            -              2,028,244
    Depreciation & amortization                                                      347,202                599,733
    Leasehold abandonment  -                                                          64,493
    Amortization of intangibles                                                            -                 30,000
    Stock issued for employee bonus                                                        -                    200
    Stock issued for services                                                              -                121,333
    Changes in:
      Accounts receivable                                                           (297,027)               353,299
      Receivable from related parties                                                      -                 71,390
      Inventory                                                                      (56,802)               355,368
      Other current assets                                                             5,252              1,218,558
      Accounts payable                                                              (128,342)               364,097
      Accrued expenses                                                               656,236              2,030,379
                                                                                ------------           ------------

  Net Cash Used In Operating Activities                                           (2,274,559)              (369,842)
                                                                                ------------           ------------

Cash Flows From Investing Activities
  Purchase of property and equipment                                                (291,527)              (221,937)
                                                                                ------------           ------------

Cash Flows From Financing Activities
  Proceeds from bank overdraft                                                     2,020,616                      -
  Proceeds from bank term loan                                                       750,145                      -
  Payments on note payable (52,950)                                               (5,094,084)
  Proceeds from notes payable                                                              -              5,207,474
  Payments on note payable - related parties                                               -               (260,115)
  Proceeds from notes payable - related parties                                            -                706,597
  Sale of stock, net of offering cost                                                      -                 34,450
                                                                                ------------           ------------

  Net Cash Provided By Financing Activities                                        2,717,811                594,322
                                                                                ------------           ------------

Net change in cash                                                                   151,725                  2,543
Cash at beginning of period                                                           10,277                      -
                                                                                ------------           ------------

Cash at end of period                                                           $    162,002           $      2,543
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

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at September 30, 2004 was $12,630,099. We had cash of $162,002 as of September 30, 2004, as compared to having cash of $2,543 and a bank overdraft of $460,432 at September 30, 2003. This difference resulted primarily from our refinancing our borrowings with the bank.

         We used $2,274,559 of net cash in operating activities for the nine months ended September 30, 2004 compared to using $369,842 in the nine months ended September 30, 2003. Cash used by operating activities for the nine months ended September 30, 2004 was substantially greater than 2003 because in 2003 we reduced our assets such as accounts receivable, inventory, and other current assets, while increasing our liabilities such as accounts payable and accrued expenses, all in an effort to preserve cash, whereas in 2004, we have expended cash to reduce our accounts payable or slow the rate at which we accrue expenses.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EXCALIBUR INDUSTRIES, INC.


January 19, 2005                  /s/ Larry C. Shumate
                                  ---------------------
                                  Larry C. Shumate
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

January 19, 2005                  /s/ Matthew C. Flemming
                                  ------------------------
                                  Matthew C. Flemming
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)