Form 10QSB/A
period 2004-09-30
EXCALIBUR INDUSTRIES INC
filed 2005-01-28
CIK 1085254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-QSB

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
                                                                   ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                             ------------                            ------------
                                                        2004                2003               2004                2003
                                                   ---------------     ---------------    ----------------    ----------------
Revenues                                           $      729,619      $      621,820     $    2,526,753      $    1,987,429
Cost of revenues                                       (1,268,080)           (806,414)        (3,455,033)         (2,448,579)
                                                   ---------------     --------------     --------------      --------------

Gross loss                                               (538,461)           (184,594)          (928,280)           (461,150)

Selling, general and administrative                       258,911             707,523          1,027,629           1,803,863
Goodwill impairment                                             -           2,119,154                   -          3,113,412
Research and development                                   27,029                   -            105,531                   -
                                                   --------------      --------------     --------------      --------------

Operating loss                                           (824,401)         (3,011,271)        (2,061,440)         (5,378,425)
Interest expense                                         (185,953)            (71,244)          (742,498)           (424,419)
Leasehold abandonment                                           -             (64,493)                 -             (64,493)
Other                                                           -              42,319                  -              (1,859)
Debt forgiveness income                                 5,218,883                   -          5,218,883                   -
Loss from discontinued operations                               -          (3,686,739)                 -          (5,182,972)
                                                   --------------      ---------------    --------------      ---------------

Net income (loss)                                  $    4,208,529      $   (6,791,428)    $    2,414,945      $  (11,052,168)
                                                   ==============      ==============     ==============      ==============


Net income (loss) per share:
  Basic and diluted                                $         0.25      $        (0.42)    $         0.14      $        (0.72)
                                                   ==============      ==============     ==============      ==============

Weighted average shares outstanding:                   17,032,732          16,062,728         17,028,352          15,445,371
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

NOTE 2 - DEBT FORGIVENESS INCOME

On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of their debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On Excalibur's annual report on Form 10-KSB for the year ended December 31, 2003 and in its quarterly report on Form 10-QSB for the period ending March 31, 2004, Excalibur reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. As a result, Excalibur recorded $5,218,883 in debt forgiveness income.

NOTE 3 - NOTE PAYABLE

During September 2004, Excalibur modified two of its loan agreements with Stillwater National Bank, which provided Excalibur with a $1,000,000 revolving line of credit facility and a $2,450,000 term note. The line of credit has a term of four months, is secured by substantially all of Excalibur's assets. The term loan is due January 15, 2005 and is also secured by substantially all assets. Both loans bear interest at bank's prime rate plus two percent. The term loan allows interest only payments until its maturity.

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

         The diverse line of products we manufacture includes the following:

         o Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
         o        Blow-out Preventers / spare parts for service
         o Top Drive Assemblies / sub assemblies - spare parts for service
         o        Directional Drilling Products
         o        Exploration and R&D Products
         o        Natural Gas Measurement Equipment including Fittings and
                  Valves
         o        Control and Check Valves, and
         o        SubSea Control Equipment.

         Our investment in capital equipment and software gives us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel and chrome based alloys. Shumate Machine Works uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets with respect to the manufacture of certain products. Our company produces complex assemblies including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration. The expandable tubing and drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that our ability to meet the difficult manufacturing requirements of the expandable tubing equipment and our development of certain in-house manufacturing trade secrets make us a leading expandable tubing equipment manufacturer.

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

RESULTS OF OPERATIONS

         RESULTS OF DISCONTINUED OPERATIONS

         Net gains for discontinued operations (Excalibur Services, Excalibur Steel, and Excalibur Aerospace) were $5,218,883 for the three months ended September 30, 2004 and $5,218,883 for the nine months ended September 30, 2004. The gains from discontinued operations resulted from the discharge of $5,218,883 of all of the debts and liabilities of Excalibur Services, Excalibur Steel, and Excalibur Aerospace) pursuant to Chapter 7 of the U.S. Bankruptcy Code.

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

         The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                              --------------------------  -------------------------
                                                  2004        2003           2004        2003
                                              ------------ -------------  ----------   -----------
Net sales                                           100.0%        100.0%       100.0%        100.0%

Cost of sales                                       173.8         129.7        136.7         123.2
                                              ----------- --------------  ----------   -----------


Gross profit (loss)                                (73.8)         (29.7)      (36.7)        (23.2)


Selling, general and administrative                 35.5          113.7        40.7          90.8

Goodwill Impairment                                   --          340.8          --         156.7

Research and Development                             3.7             --         4.2            --
                                              ------------ -------------  ----------   -----------

Operating income (loss)                           (113.0)%       (484.2)%     (81.6)%      (270.7)%
                                              ============ =============  =========    ============

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         NET SALES. Net sales for continued operations of Shumate Machine Works increased to $729,619, or an increase of 17.3%, for the three months ended September 30, 2004, from $621,820 for the three months ended September 30, 2003. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in the number of Shumate's customers. As a result of this increased demand, the pricing for Shumate products and components marginally increased during the quarter.

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

         The proceeds from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our former Chairman and Chief Executive Officer. Under the terms of Mr. Swift's notes (other than the demand notes), the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

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

         In addition to the bankruptcy proceedings previously disclosed for Excalibur Steel, Inc., Excalibur Services, Inc., and Excalibur Aerospace, Inc. d.b.a. Aero Weld, we intend to adopt a formal plan of reorganization for Excalibur Industries, Inc. (the public company) and its remaining operating subsidiary, Shumate Machine Works, Inc., that we anticipate would include a restructuring of our bank debt, seller notes, and stockholder debt so that we can support the ongoing debt service that remains after the proposed restructuring. Additionally, we anticipate substantial reduced overhead costs from the closed Tulsa-based companies and further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, there can be no assurances that these steps will be completed or that we will ever return to profitability.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. However, Excalibur Industries, Inc. and Excalibur Holdings, Inc. have been collectively named in approximately 10 legal actions filed by our former trade vendors and suppliers. The aggregate amount of the vendor claims is approximately $750,000. In addition, on November 7, 2003, Dwayne Lewis, the former Chief Operating Officer of our Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma, naming us and Matthew Flemming, William Stuart, Earl Swift and Frank Marshik as defendants. The action is a counter claim in response to the September 15, 2003 civil suit filed by Matthew Flemming naming Dwayne Lewis as a defendant. The Lewis counter claim seeks damages of not less than $10,000 and alleges that we breached the October 3, 2002 separation agreement between the company and Dwayne Lewis. In August 2004, the District court in Tulsa County, Oklahoma granted our motion to compel arbitration and stayed the Lewis counter claim until such time as any arbitration is completed.Mr. Lewis has not filed for arbitration hearing under the American Arbitration Association rules governed under the separation agreement as of this time. We believe that Mr. Lewis' claims are baseless and without merit and we intend to continue to defend against them vigorously.

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


                                  EXCALIBUR INDUSTRIES, INC.


January 27, 2005                  /s/ Larry C. Shumate
                                  ---------------------
                                  Larry C. Shumate
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

January 27, 2005                  /s/ Matthew C. Flemming
                                  ------------------------
                                  Matthew C. Flemming
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)