Form 10KSB
period 2004-12-31
EXCALIBUR INDUSTRIES INC
filed 2005-03-31
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


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

            Registrant's telephone number, including area code: (936) 539-9533 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the most recent fiscal year were $3,416,712.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $193,291 as of March 28, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 10,589,699 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 28, 2005, 17,032,728 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

            Item 1. DESCRIPTION OF BUSINESS

General

      We are a contract machining and manufacturing company focused in the energy field services market. We manufacture products, parts, components, assemblies and sub-assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise are contracted by customer's research and development, engineering, and manufacturing departments to ensure optimization and timely desired results for their products.

      The diverse line of products we manufacture includes the following:

         o Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
         o  Blow-out Preventers and their spare service parts
         o  Top Drive Assemblies, sub-assemblies and their spare service parts
         o  Directional Drilling Products
         o  Exploration Products for Research and Development
         o  Natural Gas Measurement Equipment including Fittings and Valves
         o  Control and Check Valves, and
         o  SubSea Control Equipment.

      Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves, and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. Our operating subsidiary, Shumate Machine Works, uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets with respect to the manufacture of certain products. Our company produces complex assemblies including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration. The expandable tubing and drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that our ability to meet the difficult manufacturing requirements of the expandable tubing equipment and our development of certain in-house manufacturing trade secrets makes us a leading expandable tubing equipment manufacturer.

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

      We employ about 38 people at a 25,000 square foot plant in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

Company Background

      Organization and Reincorporation. Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997. In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from "Global Realty Management Group, Inc." to "Excalibur Industries, Inc."

      We have no relation to Excalibur Industries, Inc., a natural resource company incorporated under the laws of the State of Utah which is located in Duluth, Minnesota.

      Acquisitions. In April 2002, GRMG Acquisition Corp., a Texas corporation and our wholly-owned subsidiary, merged with and into Excalibur Holdings, Inc., a Texas corporation, whereby Excalibur Holdings became our wholly owned subsidiary. Under the terms of an agreement and plan of merger, each outstanding share of Excalibur Holdings common stock was converted into one (1) share of our common stock, each outstanding share of Excalibur Holdings Series A preferred stock was converted into one (1) share of our Series A preferred stock, each outstanding share of Excalibur Holdings Series B preferred stock was converted into one (1) share of our Series B preferred stock, and the outstanding shares of GRMG Acquisition Corp. were converted into one hundred shares of Excalibur Holdings. In total, we issued 11,633,699 shares of common stock, 1,000,000 shares of Series A preferred stock and 806,000 shares of Series B preferred stock to the Excalibur Holdings stockholders pursuant to the merger. On May 22, 2002, each share of our Series A and Series B preferred stock automatically converted into one (1) share of our common stock.

      In March 2002, our wholly-owned subsidiary, Excalibur Holdings, acquired Shumate Machine Works, Inc., a Texas corporation, pursuant to a merger of Shumate with and into Excalmergeco, Inc., a Texas corporation and wholly-owned subsidiary of Excalibur Holdings. The purchase price for Shumate was $250,000 in cash, the delivery of a series of unsecured notes in the aggregate original principal amount of $250,000, and 1,150,000 shares of Excalibur Holdings common stock. In addition, Excalibur Holdings entered into an earn-out agreement with the former stockholders of Shumate, Larry Shumate and Russ Clark, pursuant to which Messrs. Shumate and Clark would receive an additional 250,000 shares of common stock if Shumate achieved certain revenue and income thresholds in 2002, which Shumate did achieve. Excalibur Holdings also entered into employment agreements with Mr. Shumate and Mr. Clark.

      Bankruptcies. On December 31, 2003, three of our operating subsidiaries, Excalibur Steel, Excalibur Services, and Excalibur Aerospace, each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of approximately $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On our annual report on Form 10-KSB for the year ended December 31, 2003 and in our quarterly report on Form 10-QSB for the period ending March 31, 2003, we reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. The difference between the amount of liabilities originally identified on the debtor schedules and the amount of liabilities written off resulted from the all-inclusive listing of liabilities on the schedules, which resulted in overlapping liabilities among the three subsidiaries and certain inter-company liabilities that were netted out in consolidation.

      On March 9, 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate. It is possible that, in connection with the bankruptcy proceedings, the capital stock of Shumate could be sold to Stillwater National Bank or a third party. In the event that the capital stock of Shumate is put up for sale, we intend to bid on the capital stock. Neither Excalibur Industries nor Shumate Machine Works filed for bankruptcy protection.

Fiscal 2004 Developments

      In 2004, after discontinuing the Tulsa-based operations of Excalibur Services, Excalibur Steel, and Excalibur Aerospace in 2003, we experienced a positive impact on our revenues in our remaining operating subsidiary, Shumate Machine Works. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools and blow-out preventers in 2004. As a result, we increased our revenues by approximately $1 million. In addition, we were able to continue the successful implementation of our cost-cutting program, which, combined with our increase in revenue, resulted in a reduction of our operating loss by over $2 million. Finally, as a result of the discharge of the liabilities associated with the Tulsa-based subsidiaries, we recorded recorded $5,218,883 in debt forgiveness income in 2004, which in turn caused us to turn a $1.18 million profit in 2004.

      While we have improved our results from operations in 2004, we continue to have substantial indebtedness outstanding. On September 29, 2004, we and our subsidiaries, Excalibur Holdings, Inc. and Shumate Machine Works, Inc., entered into a loan agreement with Stillwater National Bank, which provided us and our subsidiaries with a $1,000,000 revolving line of credit facility and a $2,450,000 term note. Stillwater National Bank is our senior creditor, and these loans are in addition to all other loans outstanding with Stillwater National Bank. The line of credit has a term of four months, is secured by a first priority security interest in our accounts receivables, inventory, equipment, general intangibles, and all of our other property and that of our subsidiaries. It bears interest at a rate equal to the prime rate plus two percent. The term loan was due January 15, 2005, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in our inventory, equipment, general intangibles, and all of our other property of Excalibur and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its maturity.

      In March 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate. It is possible that, in connection with the bankruptcy proceedings, the capital stock of Shumate could be sold to Stillwater National Bank or a third party. In the event that the capital stock of Shumate is put up for sale, we intend to bid on the capital stock. Neither Excalibur Industries nor Shumate Machine Works filed for bankruptcy protection.

      In the event that we are successfully acquire the capital stock of Shumate, we intend to adopt a formal plan of reorganization for us and Shumate that we anticipate would include a restructuring of our bank debt, seller notes, and stockholder debt so that we can support the ongoing debt service that remains after the proposed restructuring. We would also anticipate substantial reduced overhead costs from the closed Tulsa-based companies and further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, there can be no assurances that these steps will be completed or that we will ever return to profitability.

Our Market

      The energy field services market, or upstream hydrocarbon market, is comprised of several markets segments including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, subsea, refining, and maintenance services for these areas. We currently manufacture products, spare parts, assemblies and sub-assemblies for the oil & gas field services market segment. We may expand into other areas of the energy field services market and pursue growth strategies that complement and leverage our current business and expertise.

      The dollar size of the United States (U.S.) oil & gas field services market can be measured in dollars by the U.S. drilling and completion activity spending and the total U.S. well service and workover spending.

      In their March 2005 Drilling and Production Outlook report, Spears and Associates, a leading energy market research firm, states the following:

         o U.S. drilling and completion spending was $40 billion for 2004, up 18% from the year 2003, and

         o U.S. well service and workover spending was $13.8 billion in 2004, up 1.5% from 2003.

Our Strategy

      Strategies to achieve our growth objectives include the following:

      Expand and grow our contract machining and manufacturing business. As a result of higher commodity prices, activity levels for our customers, as measured by their revenues, increased in 2004, and our sales and marketing initiatives focus on capturing more revenue per customer. Additionally, we solicit historical existing customers for new product line manufacturing opportunities and extensions of their current business. We also develop sales programs targeting machining services in support of research and development projects interfacing directly with customer's engineering managers and product developers.

      Develop strategic supply chain alliances with our customers. While many of our energy field services companies customers do not enter into long term contracts, we focus on developing incentive programs, stocking programs, and other short and long-term alliances to enhance our relationships with our customers and raise switching costs. This collaborative process can assist in reducing costs while protecting margins and can avoid bidding scenarios for new orders.

      Control Costs. A major part of our costs are direct labor and direct overhead within cost of sales. We are focused on improving gross margins as a percentage of sales by reducing costs of overtime labor charges, production wages, fixed costs, and benefits costs.

      Leverage our manufacturing business and develop our own product lines. We believe that our firm excels at manufacturing products for its customers and strategically we believe our expertise, knowledge and reputation in the marketplace creates an opportunity to acquire, develop and sell our own products in the energy field services market. Our customer base, channels of distribution and market focus may provide additional product line opportunities within areas such as fluid management, process controls, valves and valve components.

Sales and Marketing; Customers

      Our operating subsidiary, Shumate Machine Works, has developed and maintained long-term relationships with its customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers' trade shows. The energy field service target market usually consists of larger well capitalize companies and few smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing.

      Nearly all of our sales are on a negotiated price basis. In some cases, sales are the result of a competitive process where a customer sends to us and other competitors a list of products required, and we submit a bid on each job. Frequently, the ability to meet customer delivery schedules as well as plant capacities and capabilities are a significant aspect of winning any bid or purchase order.

      We have a customer base of more than 33 customers. Two of these customers represented about fifty-one percent of our revenues for 2004. We continually focus on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk. We believe that long-term relationships with many of our customers will contribute to our success.

Competition

      We are engaged in a fragmented and highly competitive industry. Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs are significantly lower than our own.

      We believe that we are able to compete by defining and understanding customer needs and by using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

Government Regulation and Environmental Matters

      Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation and workplace exposure. Hazardous materials are used in our operations include lubricants and cleaning solvents.

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

Safety

      We are committed to emphasizing and focusing on safety in the workplace. We currently have a variety of safety programs in place, which include periodic safety meetings and training sessions to teach proper safety work procedures. We have established "best practices" processes throughout most of our operations to ensure that our employees comply with safety standards that we establish and to ensure full compliance with federal, state and local laws and regulations. In addition, we intend to continue to emphasize the need for an accident-free workplace.

Risk Management, Insurance and Litigation

      The primary risks in our operations are property damage, workers' compensation, and third-party bodily injury. We maintain insurance above certain self-insured limits for liability for bodily injury, third-party property damage, and workers' compensation, all of which we consider sufficient to insure against these risks. We are not currently involved in any material legal proceedings for property damage, workers' compensation, or third-party property damage.

      We have been named in approximately 10 actions that have been commenced by former vendors, suppliers or note holders. The aggregate amount of these claims is estimated at approximately $880,000, none of which are with our operating company, Shumate.

      In addition, on November 7, 2003, Dwayne Lewis, the former Chief Operating Officer of our Tulsa-based companies, filed suit in District Court in Tulsa County, Oklahoma, naming us and Matthew Flemming, William Stuart, Earl Swift and Frank Marshik as defendants. The action is a counterclaim in response to the September 15, 2003 civil suit filed by Matthew Flemming naming Dwayne Lewis as a defendant. The Lewis counter claim seeks damages of not less than $10,000 and alleges that we breached the October 3, 2002 separation agreement between the company and Dwayne Lewis. In August 2004, the District court in Tulsa County, Oklahoma granted our motion to compel arbitration and stayed the Lewis counter claim until such time as any arbitration is completed. Mr. Lewis has not filed for arbitration hearing under the American Arbitration Association rules governed under the separation agreement as of this time. We believe that Mr. Lewis' claims are baseless and without merit and we intend to continue to defend against them vigorously.

Employees

      We currently employ approximately 38 people in Conroe, Texas. Of the total, approximately 5 are in administration, 4 are in sales, marketing and distribution, and 29 are in machining, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

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

      WE MAY LOSE OWNERSHIP OF OUR SOLE OPERATING SUBSIDIARY, SHUMATE MACHINE WORKS, AS A RESULT OF EXCALIBUR HOLDINGS' FILING FOR BANKRUPTCY. Shumate Machine Works, Inc. is our sole operating subsidiary. Excalibur Holdings, Inc. owns 100% of the capital stock of Shumate Machine Works, Inc., and in turn, we own 100% of the capital stock of Excalibur Holdings, Inc. On March 9, 2005, Excalibur Holdings filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has also been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate. It is possible that, in connection with the bankruptcy proceedings, the capital stock of Shumate could be sold to Stillwater National Bank or a third party, either by the bankruptcy trustee or by Stillwater National Bank. In the event that the capital stock of Shumate is put up for sale, we intend to bid on the capital stock, but it is possible that we may not be able to purchase the Shumate capital stock, either because we don't have the assets with which to make a competitive bid or because we are simply outbid by Stillwater National Bank or a third party. In the event that either the bank or a third party purchases the capital stock of Shumate, we would no longer have any operating business.

      WE WILL NEED TO CONTINUE TO FINANCE OUR OPERATIONS THROUGH ADDITIONAL BANK BORROWINGS UNDER OUR EXISTING LINE OF CREDIT OR OTHER CAPITAL FINANCINGS, AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN. We had a working capital deficit of $13,805,288 as of December 31, 2004. As of the date of this annual report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements over the fiscal year 2005 through cash flows generated from operations. Shumate currently has a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank, which expired on about January 29, 2005. The outstanding balance on this line of credit was approximately $429,400 at December 31, 2004, which is the maximum allowed due to the amount of the qualifying accounts receivable and inventory. Interest on the Stillwater line of credit is payable monthly at Stillwater's prime rate plus two percent. We also have several other loans with Stillwater National Bank, which had outstanding principal balances, including the line of credit, of $11,971,593 at December 31, 2004, with maturities ranging from August 2003 to August 2006. Interest rates accruing at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus two percent.

      We will need to continue to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time.

      We may also seek equity financing in the form of a private placement or a public offering. Such additional financing may not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected. Any debt or equity financings also require the written consent of our lender Stillwater National Bank.

      WE HAVE SUBSTANTIAL INDEBTEDNESS OUTSTANDING, AND OUR OPERATIONS ARE SIGNIFICANTLY LEVERAGED. In order to finance our operations, we have incurred substantial indebtedness primarily including our debt with Stillwater for lines of credit and several term loans. As of December 31, 2004, we had approximately $11,971,593 of notes payable, bank overdrafts and bank credit lines. We are not in compliance with our debt covenants under the loan agreements with Stillwater National Bank. We have also defaulted on all of our loan obligations, which resulted in Stillwater foreclosing on the assets of three of our operating subsidiaries during 2003. The proceeds from this foreclosure sale have not satisfied our debt obligations to Stillwater, and they could foreclose on our remaining assets at any time. Our cash flows from operations are currently insufficient to service our debt obligations. We are currently negotiating with Stillwater to reorganize and restructure our debt obligations, but if we are unable to do so, there is a significant chance that Stillwater will foreclose on our remaining assets, in which case we would cease to continue as a going concern.

      THE LIABILITIES OF EXCALIBUR HOLDINGS MAY NOT BE DISCHARGED IN BANKRUPTCY. Excalibur Holdings has filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceedings. It is possible that these liabilities may not be discharged in the bankruptcy proceedings. In addition, a significant portion of these liabilities have been guaranteed and cross-collateralized by us and by Shumate, and therefore, even though the liabilities may be discharged against Excalibur Holdings, either we or Shumate may remain liable for these debts.

      OUR INDEPENDENT AUDITORS' REPORT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our independent auditors have prepared their report on our 2004 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph which states that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

      THE MAJORITY OF OUR REVENUES ARE GENERATED FROM A SMALL NUMBER OF CUSTOMERS, AND OUR RESULTS OF OPERATIONS CASH FLOWS WILL BE ADVERSELY AFFECTED IF ANY OF OUR MAJOR CUSTOMERS EITHER FAIL TO PAY ON A TIMELY BASIS OR CEASE TO PURCHASE OUR PRODUCTS. In 2004, two of our customers accounted for approximately 51% of our sales. At December 31, 2004, two customers accounted for approximately 50% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, which when realized, have been within the range of our expectations. If one or more of our other major customers stops purchasing our products, our results of operations will be adversely affected. If one of our major customers fails to pay its account on a timely basis, our cash flows will be adversely affected. Furthermore, if one of our major customer defaults in its obligation to pay and we are unable to collect on that account, our operating results will be materially adversely affected.

      OUR STILLWATER LINE OF CREDIT AND STILLWATER TERM LOAN CONTAIN NUMEROUS RESTRICTIVE COVENANTS WHICH LIMIT OUR MANAGEMENT'S DISCRETION TO OPERATE OUR BUSINESS. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and the Stillwater term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater National Bank in order to change our senior management. We are currently not in compliance with all of our debt covenants under the loan agreements with Stillwater National Bank. Any additional failures to comply with the obligations contained in the Stillwater loan agreements could result in an event of default under either the Stillwater line of credit or the Stillwater term loan, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

      THE RATE OF INTEREST ON A SIGNIFICANT PORTION OF OUR INDEBTEDNESS VARIES WITH THE MARKET RATE OF INTEREST. The interest on the Stillwater line of credit is payable monthly at the higher of (a) six percent or (b) Stillwater's prime rate plus two percent. Our Stillwater term loan accrues interest at the rate of the higher of (a) six percent or (b) Stillwater's prime rate plus two percent. The base rates on the Stillwater line of credit and the Stillwater term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase, which will have a direct adverse affect on our profitability. As an example, based on the amounts outstanding under the Stillwater line of credit and term loan at December 31, 2004, a one percent increase in Stillwater's prime rate would increase our annual debt service by more than $60,000.

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

      WE MAY NOT BE ABLE TO DEVELOP OUR OWN NEW PRODUCT LINES. We are currently seeking opportunities to develop or acquire energy field services products via acquisition or license. We believe acquiring our own product lines would leverage our expertise in manufacturing and marketplace knowledge and complement our current contract machining business and customer relationships. However, the energy field services market has numerous companies larger and more financially capable of developing product lines in this market than we are. However, even if we do acquire or design our own products, it is possible that we may not have the working capital or financial capacity to enter into this market, and we may be unable to successfully sell any products due to inadequate working capital, lack of capacity, or both.

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

      WE PURCHASE METALS IN THE OPEN MARKET, AND OUR PROFITABILITY MAY VARY IF PRICES OF METALS FLUCTUATE. The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income. During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, resulting in lower margins. Changing metal prices could adversely affect our operating margin and net income.

      THE OIL AND GAS INDUSTRY IS CYCLICAL, WHICH RESULTS IN FLUCTUATIONS IN OUR RESULTS OF OPERATIONS. Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control. In 2004, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products. However, the increase in demand could be temporary as commodity prices fluctuate daily and reduced economics for energy field service customers would result in lower activity levels for our company. These changes can happen very quickly and without forecast or notice giving adverse impact on our business.

      OUR OPERATIONS ARE SUBJECT TO A NUMBER OF FEDERAL, STATE AND LOCAL REGULATIONS RELATING TO THE PROTECTION OF THE ENVIRONMENT AND TO WORKPLACE HEALTH AND SAFETY. Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environment protection, remediation, workplace exposure, and other matters. Hazardous materials that we use in our operations primarily include lubricants and cleaning solvents. Our leased facility is located in an industrial area close to properties with histories of heavy industrial use. Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage.

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

      THERE ARE OPTIONS AND WARRANTS TO PURCHASE UP TO 1,791,482 SHARES OF OUR COMMON STOCK CURRENTLY OUTSTANDING. We have granted options and warrants to purchase an aggregate of 1,791,482 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 1,765,145 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.60 per share to $2.50 per share. If issued, the shares underlying options and warrants would significantly increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders by up to 9.4% percent.

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

Item 2. PROPERTIES

      We lease approximately 25,000 square feet of manufacturing facilities in Conroe, Texas. In March 2003, we entered into a five-year lease for the rental of the facilities for our Shumate subsidiary at a rate of approximately $19,600 per month. In June 2004, we expanded our building by 5,000 square feet to its present size of 25,000 square feet to accommodate our growth. Since June 2004, our lease rate is approximately, $22,600 per month expiring June 2009. The existing facilities are adequate for our current operations. We anticipate that additional facilities may be leased or purchased as needed and that sufficient facilities for our needs are readily available.

Item 3. LEGAL PROCEEDINGS

      We have been named in approximately 10 actions that have been commenced by former vendors, suppliers or note holders. The aggregate amount of these claims is estimated at approximately $880,000, none of which are with our operating company, Shumate.

      In addition, on November 7, 2003, Dwayne Lewis, the former Chief Operating Officer of our Tulsa-based companies, filed suit in District Court in Tulsa County, Oklahoma, naming us and Matthew Flemming, William Stuart, Earl Swift and Frank Marshik as defendants. The action is a counterclaim in response to the September 15, 2003 civil suit filed by Matthew Flemming naming Dwayne Lewis as a defendant. The Lewis counter claim seeks damages of not less than $10,000 and alleges that we breached the October 3, 2002 separation agreement between the company and Dwayne Lewis. In August 2004, the District court in Tulsa County, Oklahoma granted our motion to compel arbitration and stayed the Lewis counter claim until such time as any arbitration is completed. Mr. Lewis has not filed for arbitration hearing under the American Arbitration Association rules governed under the separation agreement as of this time. We believe that Mr. Lewis' claims are baseless and without merit and we intend to continue to defend against them vigorously.

      On January 13, 2004, TW Consulting, Inc., who sold substantially all of its assets to Excalibur Aerospace, filed suit in the District Court of Tulsa County, Oklahoma, naming William Stuart, our former Chief Executive Officer, and Matthew Flemming, our Chief Financial Officer in connection with their personal guarantees of Excalibur debt issued in connection with the acquisition of the TW Consulting assets. On or about March 9, 2004, Stillwater National Bank and Trust notified us that it had purchased these notes and the related lawsuit claims from TW Consulting.

      On February 17, 2004, Stillwater National Bank and Trust Company brought suit in the District Court of Oklahoma County, Oklahoma against Messrs. Stuart and Flemming in connection with their personal guarantees of the notes and revolving credit lines known as the bank credit facility in the amount of $5,043,156.67.

      We have been in ongoing negotiations with Stillwater National Bank regarding a restructuring and reorganization plan for our company, including the treatment of the bank credit facility debt. Discussions are ongoing and there can be no assurance that we will ever come to a successful conclusion of a reorganization and restructure of our debt, including our bank debt.

      On March 9, 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. It is possible that, in connection with the bankruptcy proceedings, the capital stock of Shumate could be sold to Stillwater National Bank or a third party. In the event that the capital stock of Shumate is put up for sale, we intend to bid on the capital stock. Neither we nor Shumate Machine Works filed for bankruptcy protection.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has traded on the OTC Bulletin Board under the symbol "EXCB" since June 10, 2002. Before that date, our common stock is traded on the OTC Bulletin Board under the symbol "GRMA," and before that, it traded on the OTC Bulletin Board under the symbol "GRMG." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



2003 (OTC Bulletin Board)               High Bid            Low Bid
-------------------------------------------------------------------
First quarter                            $1.80               $.73
Second quarter                            1.25                .41
Third quarter                              .55                .12
Fourth quarter                             .14                .04

2004 (OTC Bulletin Board)               High Bid            Low Bid
-------------------------------------------------------------------
First quarter                            $ .06               $.03
Second quarter                             .06                .02
Third quarter                              .04                .03
Fourth quarter                             .19                .03

      As of March 28, 2005, there were 326 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. In addition, the terms of our Stillwater lines of credit and our Stillwater term loans prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without Stillwater National Bank's prior approval. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of our business.

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

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2004:

                                                (a)                      (b)                          (c)
------------------------------------    ---------------------    ----------------------     ------------------------
Plan Category                                Number of             Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                            issued upon          outstanding options,         for future issuance
                                            exercise of           warrants and rights            under equity
                                            outstanding                                       compensation plans
                                         options, warrants                                   (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
------------------------------------    ---------------------    ----------------------     ------------------------
Equity compensation plans approved               39,500                    $0.60                   1,960,500
by security holders
Equity compensation plans not                                              $1.15                  11,375,556
approved by security holders                  1,751,982
(1)(2)(3)(4)(5)
Total                                         1,791,482                    $1.13                  13,336,056

(1) Individual Option and Warrant Grants. From 2001 through 2003, we have granted options and warrants on an individual basis. Of the options we have granted on an individual basis, there are currently options to purchase in the aggregate up to 340,000 shares of our common stock at a weighted average price of $1.35 per share. Of the warrants we have granted on an individual basis, there are currently warrants to purchase in the aggregate up to 1,411,982 shares of our common stock at a weighted average price of $1.10 per share

(2) Stock Bonus Plan. Our board of directors adopted our 2002 Stock Bonus Plan on June 10, 2002. The purpose of the plan was to strengthen us by providing our officers, directors, and employees added incentive for high levels of performance and unusual efforts to increase our earnings. The plan provided these individuals with an opportunity to acquire, maintain and increase a proprietary interest in our success. The plan also encourages those employees to continue their employment with us. We are permitted to issue up to 50,000 shares of common stock grant under the plan. On June 10, 2002, we issued 24,000 shares to our employees under the plan as a stock bonus. The employees were not required to pay cash for the shares. However, the fair market value of the shares issued was considered compensation income for tax purposes.

(3) Stock Grant Plan. Our board of directors adopted our 2003 Stock Grant Plan on June 25, 2003. The purpose of this plan was to encourage and enable our officers, employees, directors, consultants, advisors, and other key persons upon whose judgment, initiative and efforts we largely depends for the successful conduct of our business to acquire a proprietary interest in us. It is anticipated that providing such persons with a direct stake in our welfare will assure a closer identification of their interests with those of us, thereby stimulating their efforts on our behalf and strengthening their desire to remain with us. We are permitted to issue up to 3,000,000 shares of common stock under this plan, and to date, we have issued 1,624,444 shares.

(4) Employee Stock Incentive Plan. Our board of directors adopted our 2003 Employee Stock Incentive Plan on July 17, 2003. The purpose of this plan was to allow designated officers and employees of us and our subsidiaries to receive options to purchase our common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to provide the employees with equity-based compensation incentives who make significant and extraordinary contributions to our long-term growth and performance, and to attract and retain these employees. We are permitted to issue up to 7,500,000 shares of common stock under this plan, and to date, we have issued no shares or options to purchase shares under this plan.

(5) Non-Employee Directors and Consultants Retainer Stock Plan. Our board of directors adopted our 2003 Non-Employee Directors and Consultants Retainer Stock Plan on July 17, 2003. The purposes of this plan are to enable us to promote the interests of us and our stockholders by attracting and retaining non-employee directors and consultants capable of furthering our future success and by aligning their economic interests more closely with those of our stockholders, by paying their retainer or fees in the form of shares of our common stock. We are permitted to issue up to 2,500,000 shares of common stock under this plan, and to date, we have issued no shares under this plan.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section "Risk Factors" set forth in this report.

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

General

      We are a contract machining and manufacturing company focused in the energy field services market. We manufacture products, parts, components, assemblies and sub-assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, CNC machinery and manufacturing expertise are contracted by customer's research and development ("R&D"), engineering and manufacturing departments to ensure optimization and timely desired results for their products.

      The diverse line of products we manufacture includes the following:

         o Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
         o  Blow-out Preventers and their spare service parts
         o  Top Drive Assemblies, sub-assemblies and their spare service parts
         o  Directional Drilling Products
         o  Exploration Products for Research and Development
         o  Natural Gas Measurement Equipment including Fittings and Valves
         o  Control and Check Valves, and
         o  SubSea Control Equipment.

      Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel and chrome based alloys. Our operating subsidiary, Shumate Machine Works, uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets with respect to the manufacture of certain products. Our company produces complex assemblies including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration. The expandable tubing and drilling equipment for production environments uses one of the hardest alloy steels and requires close tolerance specifications for manufacturing. We believe that our ability to meet the difficult manufacturing requirements of the expandable tubing equipment and our development of certain in-house manufacturing trade secrets makes us a leading expandable tubing equipment manufacturer.

Fiscal 2003 - Discontinued Operations

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

Results of Operations

      Results of Discontinued Operations

      Net gains for discontinued operations (Excalibur Services, Excalibur Steel, and Excalibur Aerospace) were $5,218,883 for the year ended December 31, 2004, compared to net losses for discontinued operations of $3,692,495 and a loss of $4,610,511 on sale and abandonment for the year ended December 31, 2003. The gains from discontinued operations resulted from the discharge of $5,218,883 of all the debts and liabilities of Excalibur Services, Excalibur Steel, and Excalibur Aerospace pursuant to Chapter 7 of the U.S. Bankruptcy Code.

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the year ended December 31, 2004 and 2003 are those of the continuing operations of Excalibur Industries, which include Shumate Machine Works, Excalibur Holdings, and Excalibur Industries, on a consolidated basis

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                             Year Ended     Year Ended
                            December 31,   December 31,
                            ------------   ------------
                                2004           2003
                            ------------   ------------
Net sales                      100.0%         100.0%

Cost of sales                  131.9          146.4
                               -----          -----


Gross profit                   (31.9)         (46.4)

Selling, general and
administrative                  45.8          114.5
Depreciation                    12.1           18.4
Goodwill Impairment               --           31.9
Loss on Sale of Asset             --            5.1
                               -----          -----

Operating income (loss)        (89.8)%        (216.3)%
                               =====          =====

Comparison of the Year's ended December 31, 2004 and 2003

      Net sales. Net sales for continued operations of Shumate Machine Works increased to $3,416,712, or an increase of 41.1%, for the year ended December 31, 2004, from $2,421,831 for the year ended December 31, 2003. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools and blow-out preventers in 2004. As a result of this increased demand, the pricing for Shumate products and components improved in 2004.

      Cost of Sales. Cost of sales for continued operations increased to $4,507,916, or 27.2%, for the year ended December 31, 2004, from $3,544,423 for the year ended December 31, 2003. As a percentage of net sales, cost of sales decreased to 131.9% of net sales for the year ended December 31, 2004 versus 146.4% of sales for the year ended December 31, 2003. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. This improvement was partially offset by higher rent from an expansion of our facilities in Conroe during early 2004. On an overall basis, we are still operating at a gross loss, as we did not generate enough sales to support our costs of sales and generate a positive margin. We are continuing to implement additional cost controls with production wages and reductions in our benefits costs. We are also seeking to increase revenues by generating more sales with higher pricing by cultivating products that create better efficiencies and pricing.

      Selling, general and administrative. Selling, general and administrative expenses decreased to $1,563,450, or 44.6%, for the year ended December 31, 2004, from $2,771,792 for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 45.8% for the year ended December 31, 2004, as compared to 114.5% for the comparable period in 2003. On an absolute basis, we have lowered our selling, general, and administrative expenses by reducing administrative payroll, reducing rent payments by consolidating physical locations onto one premise, and cutting other costs. On a percentage basis, our selling, general and administrative expenses decreased primarily because of the reduction in administrative payroll expenses during 2004.

      Depreciation. Depreciation expense decreased to $413,426 for the year ended December 31, 2004, from $446,760 for the year ended December 31, 2003. During the fourth quarter of 2004, we increased our estimate of useful lives of certain shop equipment from seven to twelve years to reflect technological improvements, which decreased our depreciation expense for 2004 by $62,671.

      Goodwill impairment. For the year ended December 31, 2003, in addition to expenses recorded as part of the selling, general and administrative expenses, we incurred a goodwill impairment charge of $773,589 as a result of our periodic review of goodwill for impairment under SFAS No. 142. This impairment was a result of the write off of certain intangible assets at Shumate Machine Works.

      Operating loss. We incurred an operating loss of $3,068,080 for the year ended December 31, 2004, compared to an operating loss of $5,237,590 for the year ended December 31, 2003. We had lower operating losses in the year 2004 as compared to 2003 primarily because we generated more revenues due to increased demand for drilling products and components manufactured by Shumate. In addition, in 2003, we incurred higher costs of sales, interest expenses, a $773,589 charge for goodwill impairment, and a loss on sale of assets of $122,857. While we narrowed our operating loss in 2004, we have not reduced our fixed costs significantly enough to bring them below the revenues we generated in the period.

      Interest expense. Interest expense increased to $966,788 for the twelve months ended December 31, 2004, from $418,015 for the twelve months ended December 31, 2003. Our interest expense results primarily from notes issued to sellers as part of the purchase price in our acquisitions, capital leases, lines of credit and term loans from our primary lender, and notes issued to officers and directors for working capital loans.

      Provision for income taxes. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. We incurred operating losses for the year ended December 31, 2003. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at December 31, 2004 was $13,805,288 and at December 31, 2003 it was $11,850,659. We had cash of $177,822 and a bank overdraft of $332,512 as of December 31, 2004. We had cash of $10,276 and a bank overdraft of $429,384, as of December 31, 2003. This difference resulted primarily from additional borrowings during 2004.

      We used $3,007,316 of net cash from operating activities for the year ended December 31, 2004 compared to using $5,517,042 in the year ended December 31, 2003. Net income of $1,184,015 resulted primarily from a non-cash recognition of $5,218,883 of debt forgiveness income from discontinued operations. We further used cash in operating activities by increasing our accounts receivable by $160,800, our inventory by $85,395, and our other current assets by $27,058, while we decreased our accounts payable by $67,655. This cash used in operating activities were offset by increasing our accrued expenses by $955,034 and by incurring a non-cash depreciation expense of $413,426.

      Net cash flows used in investing activities was $288,407 for the year ended December 31, 2004, compared to using $36,754 in the year ended December 31, 2003. Cash used by investing activities for the year ended December 31, 2004 was used for the purchase of fixed assets.

      Net cash flows provided by financing activities were $3,463,269 for the year ended December 31, 2004, compared to net cash provided by financing activities of $1,470,189 in the year ended December 31, 2003. This increase in net cash provided by financing activities is primarily due to increased net borrowings of $721,996 from our lines of credit with Stillwater National Bank and $2,963,075 in additional notes issued to Stillwater National Bank. The increase was offset by a $96,872 reduction of bank overdrafts.

Bank Credit Facility

      The primary source of our financing has been our credit facility with Stillwater National Bank. As of December 31, 2004, we were obligated to Stillwater in the amount of approximately $10 million, which includes several lines of credit, term loans, and accrued interest. The following is a brief description of the various portions of our credit facility.

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

      On September 27, 2002, in connection with our acquisition of the assets of TW Consulting, we entered into an restructuring agreement, which resulted in us having the following notes outstanding in connection with that acquisition: (i) an unsecured note in the principal amount of $1,238,500 bearing interest at the rate of 2% per annum over the prime interest rate as published in the Wall Street Journal with monthly principal payments of $10,321 plus accrued interest commencing March 18, 2002 and continuing each month until March 18, 2007, when all unpaid principal and interest are due; (ii) a secured note in the principal amount of $1,250,000 bearing interest at the rate of 7.5% per annum with monthly principal payments of $21,748 plus accrued interest commencing February 28, 2002 and continuing each month until January 28, 2008, when all unpaid principal and interest are due; and (iii) a secured note in the principal amount of $443,973 bearing interest at the rate of 7.5% per annum with monthly principal and interest payments of $6,392 plus accrued interest commencing July 1, 2003 and continuing each month until September 1, 2008, when all unpaid principal and interest are due. The two secured notes are secured by a second, junior lien on certain of our assets, such security interest being subordinate to the security interest granted to Stillwater National Bank in connection with our Stillwater line of credit and Stillwater term loan. On February 28, 2003, we entered into a forbearance agreement with TW Consulting, pursuant to which we did the following: (a) paid $29,478 to TW Consulting, (b) agreed to vacate the premises that are the subject of the lease by March 31, 2003, (c) executed and delivered a second amended and restated consulting agreement with TW Consulting, and (d) agreed to pay $175,504 to TW Consulting on or before August 15, 2003. In consideration of these covenants, TW Consulting agreed to forbear pursuing any remedies it may have had against us under the two notes in default or under the lease. On or about March 9, 2004, Stillwater National Bank purchased the TW Consulting debt and the related security agreements, personal guarantees, and causes of action against the guarantors of this debt. The TW Consulting debt was listed within Excalibur Aerospace's Chapter 7 bankruptcy filing and has been discharged by the Bankruptcy Court.

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

      On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. We have $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. The difference between the amount of liabilities originally identified on the debtor schedules and the amount of liabilities written off resulted from the all-inclusive listing of liabilities on the schedules, which resulted in overlapping liabilities among the three subsidiaries and certain inter-company liabilities that were netted out in consolidation.

      On September 29, 2004, we and our subsidiaries, Excalibur Holdings, Inc. and Shumate Machine Works, Inc., entered into a loan agreement with Stillwater National Bank, which provided us and our subsidiaries with a $1,000,000 revolving line of credit facility and a $2,450,000 term note. These loans are in addition to all other loans outstanding with Stillwater National Bank. The line of credit has a term of four months, is secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all of our other property and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus two percent. The term loan is due January 15, 2005, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all of our other property and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its maturity.

Insider and Affiliate Loans

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name            Principal Amount    Interest Rate       Maturity Date
-------------   ----------------    -------------       -------------
WSHS, Inc.          $100,000         Prime + 1.5%       Demand
WSHS, Inc.          $ 75,000         Prime + 1.5%       May 2, 2003
A. Earl Swift       $100,000               10%          March 5, 2003
A. Earl Swift       $105,000               10%          March 7, 2003
A. Earl Swift       $ 10,321               10%          March 18, 2003
A. Earl Swift       $200,000               10%          March 24, 2003
A. Earl Swift       $ 53,000                6%          Demand
A. Earl Swift       $ 80,000                6%          Demand
A. Earl Swift       $ 39,638                8%          February 2, 2004
A. Earl Swift       $ 79,000                8%          June 12, 2004

      The proceeds from these notes were used for working capital. WSHS, Inc. is controlled by William S.H. Stuart, our former Chairman and Chief Executive Officer. Mr. Swift is a former director and is currently the beneficial owner of approximately 7.5% of our common stock. Under the terms of Mr. Swift's notes (other than the demand notes), the maturity date of such notes shall be automatically extended for successive one-month periods, unless Mr. Swift gives written notice demanding repayment of the unpaid principal balance of these notes.

Capital Requirements

      As of the date of this report, due to our discontinuing the Tulsa-based companies and the amount of debt that our continuing operations have to service, we do not believe that we will be able to fund our operations, working capital requirements and debt service requirements for at least the next twelve months through cash flows generated from operations. Since we have no additional borrowings available under our existing line of credit without additional receivables growth, we will need to continue to finance our operations through other capital financings. We have sought, and continue to seek, equity financing and/or debt financing in the form of a revised credit facility, private placement, or public offering to provide additional capital. However, such additional financing has not been available to us, and it may continue to be unavailable to us, when and if needed, on acceptable terms or at all.

      In addition to our discontinuing the Tulsa-based companies and the bank liquidation during 2003, we are continuing to seek other restructuring measures to reduce our debt load, including converting some or all of our outstanding indebtedness, accrued expenses and some accounts payable into equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversions or settlements.

      We may continue to incur operating losses. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

      We intend to adopt a formal plan of reorganization that we anticipate will include a restructuring of our bank debt, seller notes, accrued expenses and stockholder debt so that our remaining operating entity, Shumate Machine Works, can support the ongoing debt service that remains after the proposed restructuring. Further, we anticipate that, due in part to increasing commodity energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, it is possible that none of these steps will be completed and that we may never return to profitability.

      We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contains restrictions as to the payment of dividends.

Item 7. FINANCIAL STATEMENTS

      Our financial statements and related notes are contained on pages F-1 to F-14 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      See our Current Report on Form 8-K filed on February 4, 2004 with respect to changes in accountants.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name             Age                       Position
      ----             ---                       --------

Larry C. Shumate        51     Chairman of the Board of Directors, President and
                               Chief Executive Officer

Matthew C. Flemming     36     Chief Financial Officer, Executive Vice
                               President, Treasurer, Secretary and Director

Russell T. Clark        39     Vice President and Chief Operating Officer

Frank X. Marshik        78     Director

      Larry C. Shumate is our President and Chief Executive Officer and is the Chairman of our Board of Directors. Mr. Shumate founded Shumate Machine Works in 1978 and has more than 27 years of manufacturing and management experience. Mr. Shumate has been the President of Shumate Machine since its inception and became our President and CEO in the 2004 reorganization.

      Matthew C. Flemming is a Director and our Chief Financial Officer, Treasurer, Secretary and Executive Vice-President. Mr. Flemming was a co-founder of Excalibur Holdings and has been involved with all of its acquisitions. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held Internet start-up company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held specialty products company. From May 1991 to December 1993, he was a Series 7 licensed financial advisor with Eppler, Guerin and Turner, a regional investment banking firm in the Southwest at that time. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston. Mr. Flemming is a former officer of each of the Tulsa-based companies and Excalibur Holdings prior to their filing for bankruptcy protection.

      Russell T. Clark is a Director and our Vice President and Chief Operating Officer. Mr. Clark has served as the COO of Shumate Machine Works since 1998, developing operating procedures, production systems and controls and managing manufacturing personnel for growth. From 1988 to 1998, Mr. Clark worked at Baker Hughes in a variety of positions. From 1996 to 1998 he was Quality Assurance Manager for the western hemisphere for the Navitrak product line, and from 1988 to 1996, Mr. Clark served as Senior Quality Manager of Baker Hughes Develco and Senior Quality Engineer of Baker Hughes MWD.

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

      Our Board of Directors established an Audit Committee which became active in April 2002. The Board of Directors also established an Executive Committee in January 2003. Since the resignations of A. Earl Swift and Donald Parr from the board of directors, our entire board of directors has served to act as the Audit Committee and the Executive Committee.

      The Audit Committee provides assistance to our Board in satisfying its fiduciary responsibilities relating to the our financial statements, financial reporting process, systems of internal accounting and financial controls and the annual independent audit of our financial statements. The Audit Committee is responsible for appointing or replacing the independent auditors, and approves all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee operates under a written charter adopted by our Board of Directors. The Audit Committee is currently comprised of our entire board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2004, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

      We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 12060 FM 3083, Conroe, Texas 77301.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2004, 2003, and 2002.

                                       Annual Compensation (1)                        Long-Term Compensation
                           --------------------------------------------   --------------------------------------------
                                                                                         Common Shares
                                                                          Restricted       Underlying
                                                           Other Annual     Stock       Options Granted     All Other
   Name and Position       Year      Salary       Bonus    Compensation   Awards ($)       (# Shares)     Compensation
   -----------------       ----      ------       -----    ------------   ----------    ---------------   ------------
Larry C. Shumate           2004     $155,770       -0-      $  2,800(2)      -0-              -0-             -0-
Chairman, President and    2003     $162,000       -0-      $ 18,000(3)      -0-              -0-             -0-
Chief Executive Officer    2002     $147,745       -0-           -0-         -0-              -0-             -0-

Matthew C. Flemming        2004     $105,011       -0-      $  4,000(2)      -0-              -0-             -0-
Executive Vice             2003     $227,500(4)    -0-           -0-         -0-              -0-             -0-
President,
Chief Financial            2002     $231,544       -0-      $ 32,899(5)      -0-              -0-             -0-
Officer, Secretary and
Treasurer

Russell T. Clark           2004     $129,230       -0-      $  4,000(2)      -0-              -0-             -0-
Vice President and         2003     $141,230       -0-           -0-         -0-              -0-             -0-
Chief Operating Officer    2002     $128,153       -0-           -0-         -0-              -0-             -0-

William S.H. Stuart        2004     $      0       -0-      $ 28,953(6)      -0-              -0-             -0-
Former Chairman,           2003     $236,540       -0-           -0-         -0-              -0-             -0-
President and
Chief Executive Officer    2002     $252,202       -0-      $ 32,759(7)      -0-              -0-             -0-

(1) Includes compensation earned from Excalibur Holdings, Inc. before its reverse merger into Excalibur Industries, Inc. and from Shumate Machine Works, Inc.

(2) Includes various expenses we paid on behalf of the listed officer that has been classified as miscellaneous 1099 compensation income.

(3) Includes agreement to pay Mr. Shumate rent for Shumate Machine Works previous building located in Magnolia, Texas which we leased.

(4) $192,500 of this amount was accrued salary, never paid to Mr. Flemming and now listed as a liability in the Excalibur Holdings bankruptcy proceedings.

(5)   Includes a car allowance of $14,400.

(6)   Severance Pay pursuant to an April, 2004 Release Agreement.

(7)   Includes a car allowance of $15,600.


Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      We had entered into employment agreements with the former Chairman of our Board of Directors, and President and Chief Executive Officer, Mr. William S.H. Stuart, our current Chief Financial Officer, Executive Vice President, Treasurer and Secretary, Mr. Matthew C. Flemming, the current Chairman of our Board of Directors, and President and Chief Executive Officer, Larry C. Shumate, and our current Vice President and Chief Operating Officer, Russell T. Clark. Pursuant to their agreements, each executive officer is required to devote his entire business time to our affairs, subject to certain exceptions. The following chart sets forth the annual salary and term of each executive officer's employment agreement:

Name                       Annual Salary              Expiration of Term
----                       -------------              ------------------
William S.H. Stuart          $225,000                  December 1, 2004
Matthew C. Flemming          $210,000                  December 1, 2004
Larry C. Shumate             $150,000                  March 29, 2005
Russell T. Clark             $120,000                  March 29, 2005


      Each executive officer is also entitled to receive potential discretionary bonuses, reimbursement of expenses, vacation, health insurance and other benefits. All of the employment agreements of these executive officers are subject to automatic three month extensions unless either party chooses not to renew. All compensation that accrued under the Flemming and Stuart employment agreements are now listed as liabilities in the Excalibur Holdings' bankruptcy proceedings.

      In April 2004, William S.H. Stuart resigned as Chairman of our Board, Chief Executive Officer and President pursuant to a separation and release agreement, and his employment agreement was terminated inconnection therewith. The employment agreements for Messrs. Shumate, Flemming, and Clark have expired and have not been renewed. Messrs. Shumate, Flemming, and Clark are currently working for us without written employment agreements.

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


                                                 Number Of Shares     Percentage
          Name And Address                      Beneficially Owned      Owned
          ----------------                      ------------------    ----------
Larry C. Shumate ...........................        840,000(1)          4.93%
Matthew C. Flemming ........................      1,645,000(1)(2)       9.63%
Russell T. Clark ...........................        560,000(1)          3.29%
Frank X. Marshik ...........................        509,965(3)          2.97%
The Robert and Mary Stuart Irrevocable Trust      2,195,000(4)         12.89%
Aubrey Earl Swift ..........................      1,291,668(5)          7.50%
Dwayne & Debra Lewis .......................      1,423,000(6)          8.35%
TW Consulting, Inc. ........................      1,000,000(7)          5.87%
Seneca Capital, L.P. .......................
Seneca Capital International, Ltd. .........      1,945,000(8)(9)      11.14%

All directors and officers as a group ......      3,343,365            20.62%

(1)   The address is 12060 FM 3083, Conroe, Texas 77301.

(2) Includes 50,000 shares underlying presently exercisable warrants. 1,595,000 shares have been pledged to Comerica Bank to secure payment for a loan collateralized by the shares. Mr. Flemming has defaulted on the loan and Comerica Bank intends to foreclose on the pledge and sell the shares.

(3) Includes 50,000 shares held by Mr. Marshik's spouse, 24,000 shares held by Mr. Marshik as custodian for members of Mr. Marshik's family under state uniform gift to minors acts, and 161,600 shares underlying presently exercisable warrants. Mr. Marshik's address is 8515 Costa Verde Boulevard, #90, San Diego, CA 92112.

(4) The trust's address is 302 Walnut Street, Bridgeville, Delaware 19933. Matthew C. Davis is the trustee of the trust and has voting and investment control over these shares.

(5) Includes 508,334 shares held by a family trust of which Mr. Swift is a trustee and 183,334 shares underlying presently exercisable warrants. Mr. Swift's address is 2715 S. Southern Oaks, Houston, Texas 77068.

(6)   Dwayne and Debra Lewis' address is 6402 E. 201 Street South, Mounds, OK
      74047.

(7) The address of TW Consulting is 405 North Redbud Avenue, Broken Arrow, Oklahoma 74012. Tommy Worth is the sole shareholder of TW Consulting and has voting and investment control over these shares.

(8) The address of Seneca Capital, L.P. is 527 Madison Avenue, 11th Floor, New York, NY 10022, and the address of Seneca Capital International, Ltd. is c/o Consolidated Fund Management (BVI) Limited, PO Box HM 2257, Par La Ville Place, 14 Par La Ville Road, Hamilton HMJX, Bermuda.

(9) Seneca Capital, L.P. beneficially owns 642,366 shares, which includes 135,699 shares underlying presently exercisable warrants. Seneca Capital International, Ltd. beneficially owns 1,302,634 shares, which includes 289,301 shares underlying presently exercisable warrants. Douglas A. Hirsh is the manager of Seneca Capital Advisors, LLC, the sole general partner of Seneca Capital, L.P., and he is the manager of Seneca Capital Investments, LLC, the investment advisor of Seneca Capital International, Ltd, and we believe that he has voting and investment control over the shares held by Seneca Capital, L.P. and Seneca Capital International, Ltd. We believe that Seneca Capital, L.P. and Seneca Capital International, Ltd. constitute a "group" which beneficially owns these shares.

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

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name             Principal Amount    Interest Rate      Maturity Date
----             ----------------    -------------      -------------
WSHS, Inc.           $100,000         Prime + 1.5%      Demand
WSHS, Inc.           $ 75,000         Prime + 1.5%      May 2, 2003
A. Earl Swift        $100,000               10%         March 5, 2003
A. Earl Swift        $105,000               10%         March 7, 2003
A. Earl Swift        $ 10,321               10%         March 18, 2003
A. Earl Swift        $200,000               10%         March 24, 2003
A. Earl Swift        $ 53,000                6%         Demand
A. Earl Swift        $ 80,000                6%         Demand
A. Earl Swift        $ 39,638                8%         February 2, 2004
A. Earl Swift        $ 79,000                8%         June 12, 2004

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

3.1*         Certificate of Incorporation of Excalibur Industries, Inc.

3.2*         Bylaws of Excalibur Industries, Inc.

4.1*         Specimen Certificate of Excalibur Industries, Inc.'s common stock

4.2*         Form of common stock purchase warrant

10.1* Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc. (Line of Credit)

10.2* Amendment to Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc.

10.3* Loan Agreement between Stillwater National Bank and Trust Company of Stillwater and Excalibur Holdings, Inc. (Term Loan)

10.4** Amended and Restated Loan Agreement by and between Stillwater National Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of April 15, 2003.

10.5** Supplemental Loan Agreement by and between Stillwater National Bank and Trust Company, Excalibur Industries, Inc., and its subsidiaries, dated as of October 30, 2003.

10.6** Loan Agreement by and between Stillwater National Bank and Trust Company and Excalibur Industries, Inc., and its subsidiaries, dated as of March 23, 2004.

10.7*** Loan Agreement by and between Stillwater National Bank and Trust Company and Excalibur Industries, Inc., and its subsidiaries, dated as of September 29, 2004.

10.8* Employment Agreement between Excalibur Holdings, Inc. and William S.H. Stuart

10.9*        Employment Agreement between Excalibur Holdings, Inc. and Matthew
             C. Flemming

10.10        Employment Agreement between Shumate Machine Works, Inc. and Larry
             C. Shumate

10.11 Employment Agreement between Shumate Machine Works, Inc. and Russell T. Clark

10.12*       2001 Stock Option Plan of Excalibur Holdings, Inc.

10.13****    2003 Stock Grant Plan

10.14*****   2003 Employee Stock Incentive Plan

10.15*****   2003 Non-Employee Directors and Consultants Retainer Stock Plan

10.16* Real Estate Lease and Option Agreement by and between Larry C. Shumate and ExcalMergeCo., Inc.

10.17******  $100,000 Promissory Note issued in favor of Aubrey Earl Swift

10.18******  $100,000 Promissory Note issued in favor of IRA FBO Frank X.
             Marshik Donaldson, Lufkin & Jenrette, Custodian

10.19******  $15,000 Promissory Note issued in favor of William S.H. Stuart

10.20******  $15,000 Promissory Note issued in favor of Matthew C. Flemming

10.21******  $50,000 Promissory Note issued in favor of David Rains

10.22******  Security Agreement by and among David Rains, Excalibur Aerospace,
             Excalibur Steel, Excalibur Services, and Shumate Machine Works

10.23******  Form of Promissory Note issued in favor of WSHS, Inc.

10.24******  Form of Rolling Promissory Note issued in favor of Aubrey Earl
             Swift.

10.25******  $55,000 Promissory Note issued in favor of Virgil Swift.

16.1*******  Letter on change in certifying accountant

21.1*        Subsidiaries of Excalibur Industries, Inc.

23.1         Consent of Independent Public Accountants, Malone & Bailey, PLLC

31.1         Certification of Larry C. Shumate pursuant to Rule 13a-14(a)

31.2         Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)

32.1 Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

* Filed as an exhibit to Amendment No. 1 to Excalibur's Registration Statement on Form SB-2, filed on September 5, 2002 (File No. 333-88974), incorporated herein by reference.

** Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 16, 2004, incorporated herein by reference.

*** Filed as an exhibit to a Current Report on Form 8-K filed on October 15, 2004, incorporated herein by reference.

**** Filed as an exhibit to Excalibur's Registration Statement on Form S-8, filed on June 26, 2003 (File No. 333-106521), incorporated herein by reference.

***** Filed as an exhibit to Excalibur's Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548), incorporated herein by reference.

****** Filed as an exhibit to Amendment No. 2 to Excalibur's Registration Statement on Form SB-2, filed on December 19, 2002 (File No. 333-88974), incorporated herein by reference.

******* Filed as an exhibit to a Current Report on Form 8-K filed on February 4, 2004, incorporated herein by reference.


-------------------

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

      Our Board of Directors selected Malone & Bailey, PLLC, independent accountants, as our auditors for the year ending December 31, 2005. Malone & Bailey, PLLC previously audited our consolidated financial statements for the fiscal year ended December 31, 2004 and 2003.

Audit Fees

      Malone & Bailey, PLLC billed us $20,000 in fees for our 2004 annual audit, $32,000 in fees for our 2003 annual audit, and $11,900 in fees for the review of our quarterly financial statements for 2004. Our previous auditors, Cross and Robinson, billed us $38,735 in fees for the review of our quarterly financial statetments for 2003.

Audit-Related Fees

      We did not pay any fees to Malone & Bailey, PLLC for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax Fees

      We did not pay any fees to Malone & Bailey, PLLC or Cross and Robinson for tax compliance, tax advice or tax planning in 2004 or 2003.

All Other Fees

      In 2003, our former independent auditors, Cross and Robinson billed us $4,373 for work in connection with our registration statement on Form SB-2, $390 for work in connection with our registration statements on Form S-8, and $2,569 for all other fees. We did not pay any fees to Malone & Bailey, PLLC for any registration statement work, tax services, or any other fees in 2004 or 2003.

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


                                        EXCALIBUR INDUSTRIES, INC.


                                        By:   /s/ Larry C. Shumate
                                           -------------------------------------
                                           Larry C. Shumate, Chairman, President
                                           and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                             Title                                 Date
----------                             -----                                 ----

/s/ Larry C. Shumate        Chairman of the Board, President,             March 31, 2005
-----------------------
Larry C. Shumate            Chief Executive Officer



/s/ Matthew C. Flemming     Executive Vice President, Chief               March 31, 2005
-----------------------
Matthew C. Flemming         Financial Officer, Treasurer,
                            Secretary, and Director


/s/ Russell T. Clark        Vice President, Chief Operating Officer
-----------------------
Russell T. Clark             and Director                                 March 31, 2005




/s/ Frank X. Marshik        Director                                      March 31, 2005
-----------------------
Frank X. Marshik

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Excalibur Industries, Inc.
  Conroe, Texas



We have audited the accompanying consolidated balance sheet of Excalibur Industries, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the each of the two years then ended. These consolidated financial statements are the responsibility of Excalibur's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excalibur Industries, Inc. as of December 31, 2004 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 2, 2005

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004



      ASSETS

Current Assets
  Cash                                                             $    177,822
  Accounts receivable, net of allowance
      for doubtful accounts of $77,700                                  667,066
  Inventory                                                             133,604
  Other current assets                                                   32,984
                                                                   ------------
      Total Current Assets                                            1,011,476

Property and equipment, net of accumulated
  depreciation of $1,129,318                                          1,785,883
Deposits                                                                 30,340
                                                                   ------------
      Total Assets                                                 $  2,827,699
                                                                   ============



      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft - Stillwater National Bank                        $    332,512
  Notes Payable - Stillwater National Bank                            9,012,415
  Accounts payable                                                    1,276,482
  Accrued expenses                                                    2,618,213
  Notes payable                                                         481,343
  Notes payable - related party                                       1,095,799
                                                                   ------------
      Total Current Liabilities                                      14,816,764
                                                                   ------------

Commitments

Stockholders' Deficit
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding                 17,033
  Additional paid in capital                                          8,540,252
  Accumulated deficit                                               (20,546,350)
                                                                   ------------
      Total Stockholders' Deficit                                   (11,989,065)
                                                                   ------------
            Total Liabilities and Stockholders' Deficit            $  2,827,699
                                                                   ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003



                                                        2004            2003
                                                   ------------    ------------

Revenues                                           $  3,416,712    $  2,421,831
Cost of revenues                                      4,507,916       3,544,423
                                                   ------------    ------------
Gross loss                                           (1,091,204)     (1,122,592)
                                                   ------------    ------------

Selling, general & administrative                     1,563,450       2,771,792
Depreciation                                            413,426         446,760
Impairment                                                   --         773,589
Loss on sale of assets                                       --         122,857
                                                   ------------    ------------
      Total operating expenses                        1,976,876       4,114,998
                                                   ------------    ------------
      Net operating loss                             (3,068,080)     (5,237,590)

Other expenses
  Interest expense                                      966,788         418,015
                                                   ------------    ------------
      Net loss from continuing operations            (4,034,868)     (5,655,605)
                                                   ------------    ------------
Discontinued operations
  Loss on sale and abandonment                                       (4,610,511)
  Debt forgiveness income                             5,218,883              --
  Loss from discontinued operations                                  (3,692,495)
                                                   ------------    ------------
      Net income (loss)                            $  1,184,015    $(13,958,611)
                                                   ============    ============


Basic and diluted net income (loss) per share      $        .07    $       (.89)
Basic and diluted net income (loss) per share
  resulting from continuing operations             $       (.24)   $       (.36)
Basic and diluted net income (loss) per share
  resulting from discontined operations            $        .31    $       (.53)
Weighted average shares outstanding                  17,029,718      15,747,993


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2004 and 2003


                                        Common Stock           Accumulated
                                   Shares          Amount         Deficit         Total
                                ------------    ------------   ------------    ------------


Balance at December 31, 2002      14,709,936    $  7,461,824   $ (7,771,754)   $   (309,929)
Shares issued for:
  - accounts payable               1,917,796         687,140             --         687,140
  - note payable                     250,000         350,000             --         350,000
  - exercise of warrants              55,000          55,200             --          55,200
Net income                                --              --    (13,958,611)    (13,958,611)
                                ------------    ------------   ------------    ------------
Balances at December 31, 2003     16,932,732       8,554,164    (21,730,365)    (13,176,201)

Shares issued for:
  - accounts payable                 100,000           3,121             --           3,121
Net income                                --              --      1,184,015       1,184,015
                                ------------    ------------   ------------    ------------
Balances at December 31, 2004     17,032,732       8,557,285   $(20,546,350)   $(11,989,065)
                                ============                   ============    ============
Less:  par                                           (17,033)
                                                ------------
Additional paid in capital                      $  8,540,252
                                                ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the Years Ended December 31, 2004 and 2003


                                                        2004            2003
                                                   ------------    ------------
Cash flows from operating activities
  Net income (loss)                                $  1,184,015    $(13,958,611)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Stock issued for services                                --         687,140
    Depreciation & amortization                         413,426         446,760
    Impairment and abandonment of assets
      - continuing operations                                --         773,589
      - discontinued operations                      (5,218,883)      4,610,511
    Loss on sale of property                                 --         122,857
    Bank fees added to debt balance                          --         156,496
    Changes in:
      Accounts receivable                              (160,800)         (5,577)
      Accounts receivable - related party                    --         205,746
      Inventory                                         (85,395)         19,977
      Other current assets                              (27,058)        122,516
      Accounts payable                                  (67,655)        392,295
      Accrued expenses                                  955,034         909,059
                                                   ------------    ------------
  Net cash used in operating activities              (3,007,316)     (5,517,242)
                                                   ------------    ------------
Cash flows from investing activities
  Purchase of fixed assets                             (288,407)       (157,154)
  Proceeds from sale of property                             --         140,000
  Decrease in deposits                                       --         (19,600)
                                                   ------------    ------------
  Net cash used in investing activities                (288,407)        (36,754)
                                                   ------------    ------------
Cash flows from financing activities
  Proceeds from exercise of options & warrants               --          55,200
  Collection of subscription receivable                      --          20,084
  Proceeds from notes payable to related parties             --         522,740
  Change on bank overdraft                              (96,872)        429,384
  Proceeds from bank credit line, net                   721,996         771,151
  Proceeds from notes payable                         2,963,075         597,091
  Payments on note payable                             (124,930)       (925,261)
                                                   ------------    ------------
  Net cash provided by financing activities           3,463,269       1,470,389
                                                   ------------    ------------
Net cash provided by discontinued operations                 --       4,093,883
                                                   ------------    ------------
Net change in cash                                      167,546          10,276
Cash at beginning of year                                10,276              --
                                                   ------------    ------------
Cash at end of year                                $    177,822    $     10,276
                                                   ============    ============
Cash paid during the year for:
  Interest                                         $     10,628    $    334,447
                                                   ============    ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. Excalibur Industries, Inc. ("Industries") and its subsidiaries (collectively, ("Excalibur") is a close-tolerance machining and manufacturing company serving mostly oil-field equipment suppliers.

Discontinued Operations/Bankruptcies. In September 2003, three of Excalibur's wholly-owned subsidiaries, Excalibur Steel, Inc., Excalibur Aerospace, Inc., which did business as AeroWeld, Inc., and Excalibur Services, Inc. (the "Tulsa-based Operations") ceased operations. On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. As shown in the accompanying consolidated financial statements, Excalibur recorded $5,218,883 in debt forgiveness income resulting from the discharge of the debts and liabilities of Excalibur Steel, Excalibur Aerospace, and Excalibur Services in the bankruptcy proceedings.

The accompanying financial statements show the results of the Tulsa-based Operations as discontinued as of and for the fiscal year ended December 31, 2003, with Shumate Machine Works, Inc. ("Shumate") remaining as the sole remaining operating subsidiary of Excalibur as of December 31, 2004.

Basis of presentation. The consolidated financial statements include the accounts of Excalibur and its wholly-owned subsidiary, Shumate Machines. Significant inter-company accounts and transactions have been eliminated

Reclassifications. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. Revenue is derived primarily from machining of oil field drilling parts, components and tools for Shumate customers.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was $77,700 as of December 31, 2004.

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to twelve years.

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

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

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

In the year ended December 31, 2003, Excalibur granted under its 2001 Plan options to purchase 49,000 shares with an exercise price of $0.60 per share. In the year ended December 31, 2004, no options were granted.

The following table illustrates the effect on net loss and net loss per share if Excalibur had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                2004           2003
                                           ------------   ------------
      Net Income (loss) as reported        $  1,184,015   $(13,958,611)
      Add: stock based compensation
           determined under intrinsic
           value method
      Less: stock based compensation
            determined under fair value-
            based method                         (7,958)            --
                                           ------------   ------------
         Pro forma income (loss)           $  1,184,015   $(13,958,611)
                                           ============   ============
      Basic and diluted net income
         (loss) per common share:
         As reported                       $        .07   $       (.89)
         Pro forma                         $        .07           (.89)

The weighted average fair value of the stock options granted during 2004 and 2003 was N/A and $.49, respectively. Variables used in the Black-Scholes option-pricing model include (1) N/A and 1.5% risk-free interest rates, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is N/A and 201.71% respectively, and (4) zero expected dividends.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements:

In December 2004, FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Excalibur has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Excalibur during the calendar year 2006.

Excalibur does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Excalibur has incurred net losses from continuing operations of $3,068,080 and $5,237,590 in 2004 and 2003, respectively, and has an accumulated deficit of $20,546,350 and a working capital deficit of $13,805,288 as of December 31, 2004. These conditions create an uncertainty as to Excalibur's ability to continue as a going concern. Management is trying to negotiate swaps of stock for existing debt and raise additional capital through sales of common stock and/or debt. The consolidated financial statements do not include any adjustments that might be necessary if Excalibur is unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

      Description                        Life              Amount
      -----------                        ----              ------
      Shop equipment                   5 - 12 years   $ 2,830,876
      Other equipment and furniture    3 - 7 years         84,325
                                                      -----------

                                                        2,915,201
      Less: accumulated depreciation                   (1,129,318)
                                                      -----------
                                                      $ 1,785,883
                                                      ===========

Depreciation expense in continuing operations totaled $413,426 and $446,760 in 2004 and 2003, respectively.

During 2003, Excalibur reviewed the carrying value of certain assets and determined that the carrying value was no longer appropriate for those assets. Excalibur recorded an impairment expense of $773,859 during 2003.

During the fourth quarter of 2004, Excalibur increased its estimate of useful lives of certain shop equipment from 7 to 12 years to reflect technological improvements. This change had the effect of increasing net income for 2004 by $62,671.


NOTE 4 - BANK OVERDRAFT

Excalibur has checking account privileges at Stillwater National Bank and Trust Company of Tulsa, Oklahoma ("Stillwater"). In connection with this account, Stillwater has allowed informal overdrafts as of December 31, 2004 of $332,512, which included $33,003 in checks written on this account in December but not clearing until January 2005. Stillwater charges overdraft fees but no interest which are shown as inerest expense.


NOTE 5 - NOTES PAYABLE - STILLWATER NATIONAL BANK

$1,100,000 line of credit with Stillwater National Bank, expired on
April 15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus
two percent. This credit line is in default.                          $1,100,000

$550,000 line of credit with Stillwater National Bank, expired on
April 15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus two percent. This credit line is in default.
                                                                         550,000

$1,000,000 line of credit with Stillwater National Bank. It was issued on September 29, 2004 and expired on January 15, 2005.
Outstanding balances earn interest at the national prime rate average plus 2 percent which is due monthly, and are secured by substantially all assets of Excalibur and its subsidiaries. The
Shumate outstanding balance may not exceed 80% of eligible trade receivables and 50% of qualified inventory. This credit line is in
default.                                                                 721,996

September 29, 2004, loan agreement with Stillwater National Bank, which provided a $2,450,000 term note. The term loan is due January
15, 2005, and is secured, along with the line of credit and other indebtedness to Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its
maturity. This note is in default.                                     2,450,000

During the first and second quarter of 2004, the Bank line of credit was increased by $500,000 and an additional term loan of $500,000 was added, at prime plus two percent of interest, secured by
substantially all assets. This note is in default.                       500,000

Installment note payable to Stillwater National Bank, secured by substantially all assets, payable in monthly installments of $61,255 beginning May 2003 including interest at prime plus 2%, with a balloon payment of remaining amounts on April 15, 2006. No principal
payments were made during 2004. This note is in default.               3,500,000

Term note payable to Stillwater National Bank, due on December 30,
2003. The balance was reduced by $22,396 during 2004 by a credit of
proceeds from liquidation.  This note is in default.                     190,419
                                                                     -----------
      Total                                                          $ 9,012,415
                                                                     ===========


NOTE 6 - ACCRUED LIABILITIES

Accrued expenses as of December 31, 2004 included the following:

      Accrued interest                        $1,235,501
      Payroll taxes and estimated penalties      663,118
      Unpaid Salaries                            608,118
      Sales and property taxes                    60,917
      Other                                       50,559
                                              ----------
      Total accrued liabilities               $2,618,213
                                              ==========

NOTE 7 - NOTES PAYABLE

Notes due to various parties.  Interest up
to 12%. No collateral.  Notes are past due.                              402,233

Capitalized Leases due to Wells Fargo Leasing Corp.,
collateralized by equipment, due in monthly installments of
$6,742, with interest at 10%.                                             44,998

Capitalized Lease on furniture due to Star Furniture, due in monthly installments of $557, collateralized by furniture,
with interest at 18%.                                                      7,265

Note payable to an insurance company, in 22 bi-weekly
installments of $1,040, unsecured, including interest at 6%.              21,038

Note Payable to an insurance company, in 8 monthly
installments of $5,809, unsecured, including interest
at 0.5%.                                                                   5,809
                                                                      ----------
Total                                                                 $  481,383
                                                                      ==========


NOTE 8 - RELATED PARTY NOTES PAYABLE

Six notes payable to officers and directors totaling $1,095,799, unsecured, interest ranging from prime plus 1.5 percent to 10 percent per annum. All of these notes were past due as of December 31, 2004 and Excalibur continues to accrue interest on these loans.


NOTE 9 - INCOME TAXES

Excalibur uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Excalibur has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,546,350 at December 31, 2004, and will expire in the years 2021 through 2024.

At December 31, 2004, deferred tax assets consisted of the following:

          Deferred tax assets
            Net operating losses           $ 8,760,179
            Less: valuation allowance       (8,760,179)
                                           -----------
          Net deferred tax asset           $        --
                                           ===========


NOTE 10 - COMMON STOCK

During 2003, 1,917,796 shares were issued for services valued at the prevailing average share market trading price on the dates the services were performed, or $687,140, 250,000 shares were issued in connection with the 2002 Shumate acquisition (recorded as a $350,000 note payable in 2002), and 55,200 shares for the exercise of options and warrants for $55,200 in cash.

During 2004, 100,000 shares were issued to satisfy a portion of a 2003 account payable for services rendered, valued at the prevailing average share market trading price on the date the shares were issued of $3,121.


NOTE 11 - DEBT FORGIVENESS INCOME

In September 2003, all Tulsa-based Operations were closed, and on December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the Court discharged Excalibur Steel and Excalibur Aerospace of all of its debts, and on August 3, 2004, the Court discharged Excalibur Services of all of its debts. On December 31, 2003, Excalibur reclassified $5,218,883 as net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings in 2004. As a result, Excalibur recorded $5,218,883 in debt forgiveness income in 2004.


NOTE 12 - STOCK OPTIONS AND WARRANTS

Excalibur currently has 5 stock and option plans: (a) the 2001 Stock Option Plan reserved 2,000,000 shares, and 2,104,000 options have been granted through December 31, 2004 ("date"), of which 2,064,500 have expired unexercised , (b) the 2002 Stock Bonus Plan reserved 50,000 shares, of which 24,000 have been issued to date, (c) the 2003 Stock Grant Plan reserved 3,000,000 shares, of which 1,624,444 shares have been issued to date, (d) the 2003 Employee Stock Incentive Plan reserved 7,500,000 shares, of which none have been issued to date, and (e) the 2003 Non-Employee Directors and Consultants Retainer Stock Plan reserved 2,500,000 shares, of which none have been issued to date.

Options
-------
Under Excalibur's 2001 Stock Option Plan, options to purchase common stock may be granted to employees and outside consultants. During 2003, Excalibur granted options to purchase up to 49,000 shares at an exercise price of $.60 per share. During 2004, Excalibur granted no options, and options to purchase 9,500 shares at an exercise price of $0.60 per share expired unexercised.

Warrants
--------

During 2003, 405,000 existing warrants held by third parties with a $1 exercise price were canceled and re-issued to Excalibur directors and officers. These are treated as being both forfeited and granted during 2003. Summary information regarding options and warrants is as follows:

                                             Weighted                  Weighted
                                              average                  average
                                  Options   Share Price   Warrants   Share Price
                                  -------   -----------   --------   -----------

Outstanding at
  December 31, 2002              2,340,000    $1.33       1,566,982     $1.12

Year ended December 31, 2003:
  Granted                           49,000      .60         405,000      1.00
  Exercised                        (50,000)    1.00          (5,000)     1.00
  Forfeited                     (1,950,000)    1.06        (555,000)     1.00
                                ----------    -----      ----------     -----
Outstanding at
  December 31, 2003                389,000     1.26       1,411,982      1.13
                                ==========    =====      ==========     =====

Year ended December 31, 2004:
  Granted                               --       --              --        --
  Exercised                             --       --              --        --
  Forfeited                         (9,500)     .60              --        --
                                ----------    -----      ----------     -----
Outstanding at
  December 31, 2004                379,500    $1.27       1,411,982     $1.13
                                ==========    =====      ==========     =====

Options outstanding and exercisable as of December 31, 2004:

                             - - Outstanding - -     Exercisable
                            Number      Remaining       Number
       Exercise Price      of Shares      life        of Shares
       --------------    -----------    ---------    -----------
           $ .60            39,500       3 years        13,163
            1.00           100,000       2 years       100,000
            1.50           240,000       2 years       240,000
                           -------                     -------
                           379,500                     353,163
                           =======                     =======

Warrants outstanding and exercisable as of December 31, 2004:

                              - - Outstanding - -      Exercisable
                            Number        Remaining       Number

         Exercise Price      of Shares   life            of Shares
         --------------    -----------    ---------    -----------
         $ .90 - $1.00         915,934      2 years        915,934
         $1.20 - $1.50         496,048      2 years        496,048
                             ---------                   ---------
                             1,411,982                   1,411,982
                             =========                   =========


NOTE 13 - CONCENTRATIONS

Two customers accounted for 51% of total revenues in 2004. Three customers accounted for 56% of total revenue in 2003.


NOTE 14 - COMMITMENTS

Excalibur's current office is in Conroe, Texas. The lease expires January 31, 2008 and is payable at $22,600 per month. Future minimum lease payments under the lease as of December 31, 2004 are $271,200 in each of 2005, 2006, 2007 and 2008 years with $135,600 due during 2009 with the lease ending June 30, 2009. Rent expense was $253,200 and $229,198 in 2004 and 2003, respectively.


NOTE 15 - LITIGATION

On December 31, 2003, all Tulsa-based subsidiaries filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. All related assets have been sold or abandoned. During June and July 2004, all three proceedings were dismissed and closed. See
Note 11.

Excalibur has been named in approximately 10 actions that have been commenced by former vendors, suppliers or note holders. The aggregate amount of these claims is estimated at approximately $880,000. All of these claims are either accrued or included in accounts payable.

On November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings and several former or current officers and directors. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges the defendants breached a duty of good faith, misrepresented and were negligently fraudulent by causing Excalibur to breach the separation agreement signed by Excalibur and Dwayne Lewis on October 3, 2002. On August 18, 2004, the Court dismissed the case to compel arbitration and Excalibur has since not been notified of the initiation of any arbitration proceedings. Mr. Lewis' petition claims an amount not less than $10,000. Management believes that Mr. Lewis' claims are baseless and without merit.

On January 13, 2004, William Stuart and Matthew Flemming, a former and current officer, were sued by TW Consulting, Inc., the seller of Aero Weld to Excalibur Aerospace, in the District Court of Tulsa County, Oklahoma in connection with their personal guarantees of Excalibur's debt.

On February 17, 2004, Stuart and Flemming were also sued by Stillwater National Bank in the District Court of Oklahoma County, Oklahoma in connection with their personal guarantees of Excalibur's debt.


NOTE 16 - NON-CASH TRANSACTIONS ON STATEMENT OF CASH FLOWS

                                                          2004           2003
                                                       ----------     ----------
Non-cash transactions:
   Debt reclassify from credit line to term note       $       --     $1,777,647
   Notes payable converted to common stock                     --        350,000
   Shares issued for accounts payable                       3,120             --
Net Tulsa assets transferred to Stillwater
      for reduction of debt                                    --        259,068
   Stillwater loan fees added to note balance                  --        156,496
   Prior Year Deposit applied to equipment purchase        55,000             --
   Balance due to vendor for equipment purchase           171,120             --


NOTE 17 - SUBSEQUENT EVENTS

On March 1, 2005, Stillwater National Bank loaned Shumate Machine Works $100,000 to pay off the remaining balance of a computer controlled lathe to a vendor.

On March 9, 2005, Excalibur Holdings, Inc., a wholly-owned subsidiary of Excalibur and the parent corporation of Shumate, filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding. As a result of this bankruptcy filing, 100% of the capital stock of Shumate has become the sole asset of the bankruptcy estate. The capital stock of Shumate has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court order the Bankruptcy Trustee to abandon the capital stock of Shumate. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate.