Form 10QSB
period 2005-03-31
EXCALIBUR INDUSTRIES INC
filed 2005-05-16
CIK 1085254

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

            For the quarterly period ended March 31, 2005
                                           --------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________  to __________


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

As of May 13, 2005, 47,031,728 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                  ASSETS

Current Assets
  Cash                                                             $    387,568
  Accounts receivable, net of allowance
         for doubtful accounts of $94,720                               484,199
  Inventory                                                              65,265
  Other current assets                                                    7,300
                                                                   ------------

         Total Current Assets                                           944,332
                                                                   ------------

Property and equipment, net of accumulated
  depreciation of $1,195,318                                          1,708,763
Deposits                                                                 30,340
                                                                   ------------
         Total Assets                                              $  2,683,435
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $    286,365
  Accrued expenses                                                    1,861,419
  Notes payable                                                         373,082
  Notes payable - Stillwater National Bank                           10,047,340
  Notes payable - related parties                                     1,095,799
  Pre-petition liabilities of bankrupt subsidiary,
         net of assets                                                1,816,575
                                                                   ------------

         Total Current Liabilities                                   15,480,580

Stockholders' Deficit
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding                                                           --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding                 17,033
  Additional paid in capital                                          8,540,252
  Accumulated deficit                                               (21,354,430)
                                                                   ------------
         Total Stockholders' Deficit                                (12,797,145)
                                                                   ------------
                  Total Liabilities and Stockholders' Deficit ..   $  2,683,435
                                                                   ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                  2005               2004
                                             ---------------    ---------------

Revenue                                      $     1,078,003    $       884,880
Cost of sales                                      1,127,222            939,709

                                             ---------------    ---------------

Gross loss                                           (49,219)           (54,829)
                                             ---------------    ---------------

Selling, general and administrative                  364,475            353,153
Depreciation                                          66,000            114,901
Bad Debt Expense                                      17,020                 --
Research and development                              53,728             48,987
                                             ---------------    ---------------

   Total operating expenses                          501,223            517,041
                                             ---------------    ---------------

   Net operating loss                               (550,442)          (571,870)

Other income and expense
  Interest expense                                   257,638            135,686
                                             ---------------    ---------------

   Net loss from continuing operations              (808,080)          (707,556)
                                             ---------------    ---------------
Discontinued operations
  Loss from discontinued operations                       --               (315)

                                             ---------------    ---------------

         NET LOSS                            $      (808,080)   $      (707,871)
                                             ===============    ===============



Basic and diluted net loss per share         $          (.05)   $          (.04)
Weighted average shares outstanding               17,032,732         16,995,232

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                  2005              2004
                                           ---------------   ---------------
Cash Flows From Operating Activities
  Net loss                                 $      (808,080)  $      (707,871)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation & amortization                     66,000           114,901
    Bad debt expense                                17,020                --
    Changes in:
         Accounts receivable                       165,847           (31,621)
         Inventory                                  68,339            45,558
         Other current assets                       25,684            12,991
         Accounts payable                         (303,089)         (256,382)
         Accrued expenses                          285,521            68,259
                                           ---------------   ---------------

  Net Cash Used In Operating Activities           (482,758)         (754,165)
                                           ---------------   ---------------
Cash Flows From Investing Activities
  Purchase rebate of equipment                      11,120                --
  Purchase of property and equipment                    --          (221,641)
                                           ---------------   ---------------

  Net Cash Provided by (Used In)
    Investing Activities                            11,120          (221,641)
                                           ---------------   ---------------

Cash Flows From Financing Activities
  Net change from bank overdraft                  (332,512)           41,338
  Net change from bank credit line, net            (65,075)          502,274
  Proceeds from bank term loan                   1,100,000           500,000
  Payments on note payable                         (21,029)          (23,527)
                                           ---------------   ---------------

  Net Cash Provided By
    Financing Activities                           681,384         1,020,085
                                           ---------------   ---------------

Net change in cash                                 209,746            44,279
Cash at beginning of period                        177,822            10,276


                                           ---------------   ---------------

Cash at end of period                      $       387,568   $        54,555
                                           ===============   ===============

Supplemental Disclosures:

Income tax paid                            $            --   $            --
Interest paid                                           --                --

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Excalibur Industries, Inc. ("Excalibur") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Excalibur's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - PRE-PETITION LIABILITIES OF BANKRUPT SUBSIDIARY

On March 9, 2005, Excalibur Holdings, Inc. ("Excalibur Holdings"), a wholly-owned subsidiary of Excalibur and the parent corporation of Shumate Machine Works, Inc. ("Shumate"), filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate became the sole asset of the bankruptcy estate. The capital stock of Shumate has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank ("Stillwater").

On March 11, 2005, Stillwater filed a motion for abandonment with the Bankruptcy Court, requesting the Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate. Stillwater filed a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate.

On April 20, 2005, the Court granted Stillwater's motion for relief from stay so as to permit Stillwater to exercise any and all rights and remedies it may have with respect to the capital stock of Shumate held by Excalibur Holdings, including, but not limited to, exercising any rights of foreclosure of said stock.

On April 28, 2005, Stillwater gave notice of its intention to dispose of the capital stock of Shumate in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. Excalibur intends to bid on the capital stock of Shumate at this private sale.

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE

During March 2005, Stillwater, Excalibur's primary lender, loaned Excalibur $1.1 million in a term loan. The term loan is due May 1, 2005 and is secured by substantially all the assets of Excalibur. The loan bears interest at bank's prime rate plus two percent. The note is currently in default.

NOTE 4 - SUBSEQUENT EVENT

On April 29, 2005, Excalibur adopted its 2005 Stock Incentive Plan (the "Plan"). Excalibur is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On May 11, 2005, Excalibur granted restricted stock awards for 29,958,000 shares of common stock under the Plan, including restricted stock awards of 27,650,000 shares to its officers and directors. Under the terms of the restricted stock awards, the shares do not vest unless and until Excalibur closes a plan of reorganization between Excalibur, its subsidiaries, certain affiliated parties, and Stillwater, with respect to the restructuring of various notes issued to Stillwater.

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

GENERAL

     We are a contract machining and manufacturing company focused in the energy field services market. We manufacture products, parts, components, assemblies and sub-assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, CNC machinery and manufacturing expertise are contracted by customer's research and development, engineering, and manufacturing departments to ensure optimization and timely desired results for their products.

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

FISCAL 2003 AND 2004 - DISCONTINUED OPERATIONS

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

     On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. The three subsidiaries identified an aggregate amount of approximately $6,837,000 in liabilities on its debtor schedules in the bankruptcy proceedings. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. On our annual report on Form 10-KSB for the year ended December 31, 2003 and in our quarterly report on Form 10-QSB for the period ending March 31, 2004, we reported $5,218,883 in net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings. The difference between the amount of liabilities originally identified on the debtor schedules and the amount of liabilities written off resulted from the all-inclusive listing of liabilities on the schedules, which resulted in overlapping liabilities among the three subsidiaries and certain inter-company liabilities that were netted out in consolidation.

     In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and financial position of the Tulsa-based companies were separately reported as discontinued operations on our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal quarter.

BANKRUPTCY OF EXCALIBUR HOLDINGS, INC.

     On March 9, 2005, we discontinued the operations of Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., and Excalibur Holdings filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank.

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

     On April 20, 2005, the Bankruptcy Court granted Stillwater National Bank's motion for relief from stay and ordered that the automatic stay is lifted, modified, and annulled so as to permit Stillwater to exercise any and all rights and remedies it may have with respect to the capital stock of Shumate Machine Works held by Excalibur Holdings, including, but not limited to, exercising any rights of foreclosure of said stock.

     On April 28, 2005, Excalibur Holdings received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. Excalibur Industries intends to bid on the capital stock of Shumate Machine Works at this private sale.

RESULTS OF CONTINUING OPERATIONS

Basis of Presentation

     The results of operations set forth below for the three months ended March 31, 2005 are those of the continuing operations of Excalibur Industries which includes Shumate Machine Works on a consolidated basis. The results of operations set forth below for the three months ended March 31, 2004 are those of the continuing operations of Excalibur Industries, Excalibur Holdings, and Shumate Machine Works on a consolidated basis.

     The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                        Three Months Ended    Three Months Ended
                                              March 31,             March 31,
                                        -------------------   ------------------
                                                2005                  2004
                                        -------------------   ------------------
Net sales                                         100.0%                100.0%
Cost of sales                                     104.6                 106.2
                                        -------------------   ------------------


Gross profit                                       (4.6)                 (6.2)

Selling, general and administrative                33.8                  39.9
Depreciation and Amortization                       6.1                  13.0
Bad Debt Expense                                    1.6                    --
Research and Development                            5.0                   5.5
                                        ------------------    ------------------

Operating income (loss)                           (51.1)%               (64.6)%
                                        ==================    ==================

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     NET SALES. Net sales for continued operations of Shumate Machine Works increased to $1,078,003, or an increase of 21.8%, for the three months ended March 31, 2005, from $884,880 for the three months ended March 31, 2004. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces and from an increase in Shumate's customers. As a result of this increased demand, the pricing for Shumate products and components increased in the first quarter of 2005.

     COST OF SALES. Cost of sales for continued operations increased to $1,127,222, or 19.9%, for the three months ended March 31, 2005, from $939,709 for the three months ended March 31, 2004. As a percentage of net sales, cost of sales decreased to 104.6% of net sales for the three months ended March 31, 2005 versus 106.2% of sales for the three months ended March 31, 2004. On an absolute basis, our cost of sales increased due to more sales with higher pricing for Shumate products and components from new sales efforts. While we reduced our cost of sales as a percentage of sales, we are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components from new sales efforts. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

     SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $364,475 for the three months ended March 31, 2005, from $353,153 for the three months ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses were 33.8% for the three months ended March 31, 2005, as compared to 39.9% for the comparable period in 2004. Our selling, general, and administrative expenses have slightly increased due to slight increases in administrative payroll and rent payments.

     OPERATING LOSS. We incurred an operating loss of $550,442 for the three months ended March 31, 2005, compared to an operating loss of $571,870 for the three months ended March 31, 2004. We had smaller operating losses in the first quarter 2005 as compared to 2004 primarily because we were able to increase our revenues by 21.8% over the comparable period for 2004 and because our depreciation expense has decreased. These improvements were offset by increases in cost of goods sold, selling, general, and administrative expenses, and additional bad debt expense.

     INTEREST EXPENSE. Interest expense increased to $257,638 for the three months ended March 31, 2005, from $135,686 for the three months ended March 31, 2004. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans.

     PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended March 31, 2005 and for the three months ended March 31, 2004. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at March 31, 2005 was $14,536,248. We had cash of $387,568 and no bank overdraft as of March 31, 2005, compared to having cash of $54,555 and a cash overdraft of $470,722 at March 31, 2004. This difference resulted primarily from additional borrowings at the end of the period.

     We used $482,758 of net cash in operating activities for the three months ended March 31, 2005 compared to using $754,165 in the three months ended March 31, 2004. Cash generated by operating activities for the three months ended March 31, 2005 was mainly due to depreciation and amortization of $66,000, bad debt expense of $17,020, decreases in accounts receivable of $165,847, decreases in inventories of $68,339, decreases in other current assets of $25,684, and increases of accrued expenses of $285,521. These cash flows were offset by a net loss of $808,080 and decreases in accounts payable of $303,089.

     Net cash flows provided by investing activities was $11,120 for the three months ended March 31, 2005, compared to using $221,641in the three months ended March 31, 2004. Cash provided by investing activities for the three months ended March 31, 2005 was generated from for a rebate on the purchase of fixed assets.

     Net cash flows provided by financing activities were $681,384 for the three months ended March 31, 2005, compared to net cash provided by financing activities of $1,020,085 in the three months ended March 31, 2004. This increase in net cash provided by financing activities is primarily due to a new term loan from Stillwater National Bank. Net changes in our bank overdraft and line of credit and payments on notes payable partially offset this increase.

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

     On March 31, 2005, we and our subsidiary, Shumate Machine Works, Inc., entered into a loan agreement with Stillwater National Bank, which provided us and our subsidiaries with a $1,100,000 term note. The loan is in addition to all other loans outstanding with Stillwater National Bank. The term loan was due May 1, 2005, and is secured, along with the line of credit and our other indebtedness to Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all of our other property and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its maturity.

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

     In addition to our discontinuing the Tulsa-based companies, the bank liquidation during 2003, our discontinuing Excalibur Holdings, Inc. and its voluntary bankruptcy, we are continuing to seek other restructuring measures to reduce our debt load, including the possibility of converting some or all of our outstanding indebtedness, accrued expenses, and some accounts payable into equity. To date, we have received no commitments from any of our creditors that they would agree to any such conversions or settlements. Also, any debt conversion into our equity would most likely cause significant dilution to our current stockholders.

     We may continue to incur operating losses if the energy field services market deteriorates or softens. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations. As of the date of this report, all of our secured debt is in default.

     We intend to adopt a formal plan of reorganization that we anticipate will include a restructuring of our bank debt, unsecured notes and the accrued interest thereon, accrued expenses, accounts payable, and stockholder debt so that our remaining operating entity, Shumate Machine Works, can support the ongoing debt service that remains after the proposed restructuring. Additionally, we anticipate reduced overhead costs from further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, it is possible that none of these steps will be completed and that we may never return to profitability.

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

     On February 17, 2004, Stillwater National Bank and Trust Company brought suit in the District Court of Oklahoma County, Oklahoma against Messrs. Stuart and Flemming in connection with their personal guarantees of the notes and revolving credit lines known as the bank credit facility in the amount of $5,043,157.

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


     On April 20, 2005, the Bankruptcy Court granted Stillwater National Bank's motion for relief from stay and ordered that the automatic stay is lifted, modified, and annulled so as to permit Stillwater to exercise any and all rights and remedies it may have with respect to the capital stock of Shumate Machine

Works held by Excalibur Holdings, including, but not limited to, exercising any rights of foreclosure of said stock.

     On April 28, 2005, Excalibur Holdings received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. Excalibur Industries intends to bid on the capital stock of Shumate Machine Works at this private sale.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c)  None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

     (a) We are in default under our loan agreements with Stillwater National Bank for nonpayment. We are also in default under all of our unsecured notes for nonpayment.

     (b)  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     (a) On April 29, 2005, we adopted our 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors, and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent. We are permitted to issue up to 33,000,000 shares of common stock under the plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

     On May 11, 2005, we granted restricted stock awards for 29,958,000 shares of common stock under the Plan, including restricted stock awards of 27,650,000 shares to our officers and directors, as follows:

         Larry C. Shumate               10,500,000 shares
         Russell T. Clark                8,750,000 shares
         Matthew C. Flemming             7,000,000 shares
         Frank X. Marshik                1,400,000 shares

     Under the terms of the restricted stock awards, the shares do not vest unless and until we close a plan of reorganization between us, our subsidiaries, certain affiliated parties, and Stillwater National Bank, with respect to the restructuring of various notes issued to the bank.

     As a result of these restricted stock awards, a change of control has occurred.

     (b)  None.

ITEM 6 - EXHIBITS


Item No. Description                              Method of Filing
-------  -----------                              ----------------

31.1     Certification of Larry C. Shumate
         pursuant to Rule 13a-14(a)               Filed electronically herewith.

31.2     Certification of Matthew C. Flemming
         pursuant to                              Filed electronically herewith.
         Rule 13a-14(a)
32.1     Chief Executive Officer Certification
         pursuant to 18 U.S.C. ss. 1350 adopted
         pursuant to Section 906 of the
         Sarbanes Oxley Act of 2002               Filed electronically herewith.


32.2     Chief Financial Officer Certification
         pursuant to 18 U.S.C. ss. 1350 adopted
         pursuant to Section 906 of the
         Sarbanes Oxley Act of 2002               Filed electronically herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EXCALIBUR INDUSTRIES, INC.


May 16, 2005                       /s/ Larry C.Shumate
                                   ------------------------
                                   Larry C. Shumate
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

May 16, 2005                       /s/ Matthew C. Flemming
                                   ------------------------
                                   Matthew C. Flemming
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)