Form 10KSB/A
period 2004-12-31
EXCALIBUR INDUSTRIES INC
filed 2005-07-21
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X|     No |_|


      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $3,416,712.

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

      On April 28, 2005, Excalibur Holdings received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. Since that time, in connection with our proposed recapitalization with Stillwater, Stillwater has issued a loan commitment pursuant to which, upon closing of the recapitalization, Excalibur Industries would obtain direct title to the capital stock of Shumate.

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

      In the event that we are successfully acquire the capital stock of Shumate, we intend to adopt a formal plan of reorganization for us and Shumate that we anticipate would include a restructuring of our bank debt, seller notes, and stockholder debt so that we can support the ongoing debt service that remains after the proposed restructuring. We would also anticipate substantial reduced overhead costs from the closed Tulsa-based companies and further reductions in our holding company expenses. Further, we anticipate that increasing energy commodity prices, including oil and natural gas prices, should cause our customers to increase their drilling and other exploration activities. As a result, we anticipate seeing increased oil rig counts as well as a renewal of drilling activity in previously dormant drilling facilities. We believe that such an increase in activity would result in increased demand for our energy related field service products in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, there can be no assurances that these steps will be completed or that we will ever return to profitability.

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

      The Spears and Associates report was not prepared for us nor have they consented to the use of this information in our report; rather, the report is widely and publicly available.

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

Sales and Marketing; Customers

      Our operating subsidiary, Shumate Machine Works, has developed and maintained long-term relationships with its customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers' trade shows. The energy field service target market usually consists of larger, well capitalized companies and few smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing. In 2004, we expended approximately $200,000 on sales and marketing, which included the salaries, commissions, and expenses of our sales department.

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

Raw Materials

      The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income. On average, pricing for raw materials has fluctuated about thirty percent on a historical basis. During periods of rising raw materials pricing, we have been able to pass through the increase in cost to our customers approximately ninety percent of the time. The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that isn't quoted on a monthly basis. Accordingly, the increase in the cost of raw materials has had an immaterial effect on our operations; however, it is possible that we may not be able to pass any portion of such increases on to our customers in the future.

Competition

      We are engaged in a fragmented and highly competitive industry. There are more than 800 machine shops in the greater Houston area alone. We estimate that our share of the market is less than one percent (1%). Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs are significantly lower than our own.

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

      You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

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


2003 (OTC Bulletin Board)                    High Bid                  Low Bid
--------------------------------------------------------------------------------
First quarter                                 $   1.80                 $    .73
Second quarter                                    1.25                      .41
Third quarter                                      .55                      .12
Fourth quarter                                     .14                      .04

2004 (OTC Bulletin Board)                    High Bid                  Low Bid
--------------------------------------------------------------------------------
First quarter                                  $   .06                 $    .03
Second quarter                                     .06                      .02
Third quarter                                      .04                      .03
Fourth quarter                                     .19                      .03

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

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2004:

                                                (a)                       (b)                         (c)
------------------------------------    ---------------------    ----------------------     ------------------------
Plan Category                                Number of             Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                            issued upon          outstanding options,         for future issuance
                                            exercise of           warrants and rights            under equity
                                            outstanding                                       compensation plans
                                         options, warrants                                   (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
------------------------------------    ---------------------    ----------------------     ------------------------
Equity compensation plans approved               39,500                    $0.60                   1,960,500
by security holders
Equity compensation plans not                 1,751,982                    $1.15                  11,375,556
approved by security holders
(1)(2)(3)(4)(5)
Total                                         1,791,482                    $1.13                  13,336,056

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

Bankruptcy of Excalibur Holdings, Inc.

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

      On April 28, 2005, Excalibur Holdings received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. Since that time, in connection with our proposed recapitalization with Stillwater, Stillwater has issued a loan commitment pursuant to which, upon closing of the recapitalization, Excalibur Industries would obtain direct title to the capital stock of Shumate.

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

                                                Year Ended                Year Ended
                                               December 31,              December 31,
                                         ------------------------  -----------------------
                                                   2004                      2003
                                         ------------------------  -----------------------
Net sales                                           100.0%                    100.0%
Cost of sales                                       131.9                     146.4
                                         ------------------------  -----------------------

Gross profit                                        (31.9)                    (46.4)

Selling, general and administrative                  45.8                     114.5
Depreciation                                         12.1                      18.4
Goodwill Impairment                                    --                      31.9
Loss on Sale of Asset                                  --                       5.1
                                         ------------------------  -----------------------

Operating income (loss)                             (89.8)%                  (216.3)%
                                         ========================  =======================

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

      Cost of Sales. Cost of sales for continued operations increased to $4,507,916, or 27.2%, for the year ended December 31, 2004, from $3,544,423 for the year ended December 31, 2003. As a percentage of net sales, cost of sales decreased to 131.9% of net sales for the year ended December 31, 2004 versus 146.4% of sales for the year ended December 31, 2003. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. We were better able to control our direct labor costs by instituting more efficient labor processes and by reducing overtime costs. We also were able improve our pricing by increasing the average shop rate per hour we charge to our customers while maintaining a stable price per hour on the cost of labor. This improvement was partially offset by higher rent from an expansion of our facilities in Conroe during early 2004. On an overall basis, we are still operating at a gross loss, as we did not generate enough sales to support our costs of sales and generate a positive margin. We are continuing to implement additional cost controls with production wages and reductions in our benefits costs. We are also seeking to increase revenues by generating more sales with higher pricing by cultivating products that create better efficiencies and pricing.

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

      Net cash flows provided by financing activities were $3,463,269 for the year ended December 31, 2004, compared to net cash provided by financing activities of $1,470,189 in the year ended December 31, 2003. This increase in net cash provided by financing activities is primarily due to increased net borrowings of $721,996 from our lines of credit with Stillwater National Bank and $2,963,075 in additional notes issued to Stillwater National Bank. This increase was offset by a $96,872 reduction of bank overdrafts.

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

Insider and Affiliate Loans

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name                        Principal Amount       Interest Rate         Maturity Date
-------------------------   --------------------   -----------------     --------------------
WSHS, Inc.                  $100,000               Prime + 1.5%          Demand
WSHS, Inc.                  $75,000                Prime + 1.5%          May 2, 2003
A. Earl Swift               $100,000               10%                   March 5, 2003
A. Earl Swift               $105,000               10%                   March 7, 2003
A. Earl Swift               $10,321                10%                   March 18, 2003
A. Earl Swift               $200,000               10%                   March 24, 2003
A. Earl Swift               $53,000                6%                    Demand
A. Earl Swift               $80,000                6%                    Demand
A. Earl Swift               $39,638                8%                    February 2, 2004
A. Earl Swift               $79,000                8%                    June 12, 2004

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

Item 8A. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

     Name                   Age                  Position
--------------------      ------    --------------------------------------------
Larry C. Shumate            51      Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Matthew C. Flemming         36      Chief Financial Officer, Executive Vice
                                    President, Treasurer, Secretary and Director

Russell T. Clark            39      Vice President and Chief Operating Officer

Frank X. Marshik            78      Director

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

                                         Annual Compensation (1)                      Long-Term Compensation
                         -----------------------------------------------------  --------------------------------
                                                                                                  Common Shares        All
                                                                                   Restricted       Underlying        Other
                                                                  Other Annual       Stock       Options Granted     Compen-
   Name and Position       Year        Salary         Bonus       Compensation     Awards ($)       (# Shares)       sation
----------------------- --------  ----------------  ----------- --------------- -------------  -----------------  -------------
Larry C. Shumate         2004     $  155,770        -0-         $  2,800 (2)     -0-            -0-                -0-
Chairman, President and  2003     $  162,000        -0-         $  18,000 (3)    -0-            -0-                -0-
Chief Executive Officer  2002     $  147,745        -0-         -0-              -0-            -0-                -0-

Matthew C. Flemming      2004     $  105,011        -0-         $  4,000 (2)     -0-            -0-                -0-
Executive Vice           2003     $  227,500 (4)    -0-         -0-              -0-            -0-                -0-
President,
Chief Financial          2002     $  231,544        -0-         $  32,899 (5)    -0-            -0-                -0-
Officer, Secretary and
Treasurer

Russell T. Clark         2004     $  129,230        -0-         $  4,000 (2)     -0-            -0-                -0-
Vice President and       2003     $  141,230        -0-         -0-              -0-            -0-                -0-
Chief Operating Officer  2002     $  128,153        -0-         -0-              -0-            -0-                -0-

William S.H. Stuart      2004     $        0        -0-         $  28,953 (6)    -0-            -0-                -0-
Former Chairman,         2003     $  236,540        -0-         -0-              -0-            -0-                -0-
President and
Chief Executive Officer  2002     $  252,202        -0-         $  32,759 (7)    -0-            -0-                -0-


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

Name                             Annual Salary             Expiration of Term
----------------------------     ---------------------     ---------------------
William S.H. Stuart              $225,000                  December 1, 2004
Matthew C. Flemming              $210,000                  December 1, 2004
Larry C. Shumate                 $150,000                  March 29, 2005
Matthew C. Flemming              $120,000                  March 29, 2005

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

      In April 2004, William S.H. Stuart resigned as Chairman of our Board, Chief Executive Officer and President pursuant to a separation and release agreement, and his employment agreement was terminated in connection therewith. The employment agreements for Messrs. Shumate, Flemming, and Clark have expired and have not been renewed. Messrs. Shumate, Flemming, and Clark are currently working for us without written employment agreements.

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

                                                   Number Of Shares
               Name And Address                   Beneficially Owned     Percentage Owned
               ----------------                   ------------------     ----------------
Larry C. Shumate.............................         840,000 (1)            4.93%
Matthew C. Flemming..........................       1,645,000 (1)(2)         9.63%
Russell T. Clark.............................         560,000 (1)            3.29%
Frank X. Marshik ............................         509,965 (3)            2.97%
The Robert and Mary Stuart Irrevocable
 Trust ......................................       2,195,000 (4)           12.89%
Aubrey Earl Swift............................       1,291,668 (5)            7.50%
Dwayne & Debra Lewis.........................       1,423,000 (6)            8.35%
TW Consulting, Inc...........................       1,000,000 (7)            5.87%
Seneca Capital, L.P.
Seneca Capital International, Ltd............       1,945,000 (8)(9)        11.14%

All directors and officers as a group........       3,343,365               20.62%

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

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name                      Principal Amount        Interest Rate         Maturity Date
----------------------    --------------------    -----------------     -----------------
WSHS, Inc.                $100,000                Prime + 1.5%          Demand
WSHS, Inc.                $75,000                 Prime + 1.5%          May 2, 2003
A. Earl Swift             $100,000                10%                   March 5, 2003
A. Earl Swift             $105,000                10%                   March 7, 2003
A. Earl Swift             $10,321                 10%                   March 18, 2003
A. Earl Swift             $200,000                10%                   March 24, 2003
A. Earl Swift             $53,000                 6%                    Demand
A. Earl Swift             $80,000                 6%                    Demand
A. Earl Swift             $39,638                 8%                    February 2, 2004
A. Earl Swift             $79,000                 8%                    June 12, 2004

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

10.8* Employment Agreement between Excalibur Holdings, Inc. and William S.H. Stuart

10.9* Employment Agreement between Excalibur Holdings, Inc. and Matthew C. Flemming

10.10********     Employment Agreement between Shumate Machine Works, Inc. and
                  Larry C. Shumate

10.11********     Employment Agreement between Shumate Machine Works, Inc. and
                  Russell T. Clark

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

10.24******       Form of Rolling Promissory Note issued in favor of Aubrey Earl
                  Swift.

10.25******       $55,000 Promissory Note issued in favor of Virgil Swift.

16.1*******       Letter on change in certifying accountant

21.1*             Subsidiaries of Excalibur Industries, Inc.

23.1********      Consent of Independent Public Accountants, Malone & Bailey,
                  PLLC

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

******** Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated herein by reference.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EXCALIBUR INDUSTRIES, INC.


                                   By:   /s/ Larry C. Shumate
                                       -----------------------------------------
                                           Larry C. Shumate, Chairman,
                                           President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                             Title                                         Date
-------------------------------------------------------------------------------------------
/s/ Larry C. Shumate            Chairman of the Board, President,             July 21, 2005
-----------------------         Chief Executive Officer
Larry C. Shumate


/s/ Matthew C. Flemming         Executive Vice President, Chief               July 21, 2005
-----------------------         Financial Officer, Treasurer,
Matthew C. Flemming             Secretary, and Director


/s/ Russell T. Clark            Vice President, Chief Operating Officer       July 21, 2005
-----------------------         and Director
Russell T. Clark


/s/ Frank X. Marshik            Director                                      July 21, 2005
-----------------------
Frank X. Marshik

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



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas


March 2, 2005

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


         ASSETS

Current Assets
  Cash                                                           $    177,822
  Accounts receivable, net of allowance
         for doubtful accounts of $77,700                             667,066
  Inventory                                                           133,604
  Other current assets                                                 32,984
                                                                 ------------
         Total Current Assets                                       1,011,476

Property and equipment, net of accumulated
  depreciation of $1,129,318                                        1,785,883
Deposits                                                               30,340
                                                                 ------------
         Total Assets                                            $  2,827,699
                                                                 ============


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft - Stillwater National Bank                      $    332,512
  Notes Payable - Stillwater National Bank                          9,012,415
  Accounts payable                                                  1,276,482
  Accrued expenses                                                  2,618,213
  Notes payable                                                       481,343
  Notes payable - related party                                     1,095,799
                                                                 ------------
         Total Current Liabilities                                 14,816,764
                                                                 ------------

Commitments                                                                --

Stockholders' Deficit
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares issued
    or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,732 shares issued and outstanding               17,033
  Additional paid in capital                                        8,540,252
  Accumulated deficit                                             (20,546,350)
                                                                 ------------
         Total Stockholders' Deficit                              (11,989,065)
                                                                 ------------
                  Total Liabilities and Stockholders' Deficit    $  2,827,699
                                                                 ============


See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                         2004               2003
                                                     ------------       ------------
Revenues                                             $  3,416,712       $  2,421,831
Cost of revenues                                        4,507,916          3,544,423
                                                     ------------       ------------
Gross loss                                             (1,091,204)        (1,122,592)
                                                     ------------       ------------

Selling, general & administrative                       1,563,450          2,771,792
Depreciation                                              413,426            446,760
Impairment                                                     --            773,589
Loss on sale of assets                                         --            122,857
                                                     ------------       ------------
         Total operating expenses                       1,976,876          4,114,998
                                                     ------------       ------------
         Net operating loss                            (3,068,080)        (5,237,590)

Other expenses
  Interest expense                                        966,788            418,015
                                                     ------------       ------------
         Net loss from continuing operations           (4,034,868)        (5,655,605)
                                                     ------------       ------------
Discontinued operations
  Loss on sale and abandonment                                 --         (4,610,511)
  Debt forgiveness income                               5,218,883                 --
  Loss from discontinued operations                            --         (3,692,495)
                                                     ------------       ------------
         Net income (loss)                           $  1,184,015       $(13,958,611)
                                                     ============       ============


Basic and diluted net income (loss) per share        $        .07       $       (.89)
Basic and diluted net income (loss) per share
         resulting from continuing operations        $       (.24)      $       (.36)
Basic and diluted net income (loss) per share
         resulting from discontinued operations      $        .31       $       (.53)

Weighted average shares outstanding                    17,029,718         15,747,993

See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2004 and 2003


                                          Common Stock             Accumulated
                                     Shares           Amount         Deficit            Total
                                   ----------      -----------     ------------     ------------
Balance at December 31, 2002       14,709,936      $ 7,461,824     $ (7,771,754)    $   (309,929)
Shares issued for:
  - services                        1,917,796          687,140               --          687,140
  - note payable                      250,000          350,000               --          350,000
  - exercise of warrants               55,000           55,200               --           55,200
Net loss                                   --               --      (13,958,611)     (13,958,611)
                                   ----------      -----------     ------------     ------------
Balances at December 31, 2003      16,932,732        8,554,164      (21,730,365)     (13,176,201)

Shares issued for:
  - accounts payable                  100,000            3,121               --            3,121
Net income                                 --               --        1,184,015        1,184,015
                                   ----------      -----------     ------------     ------------
Balances at December 31, 2004      17,032,732        8,557,285     $(20,546,350)    $(11,989,065)
                                   ==========                      ============     ============
Less:  par                                             (17,033)
                                                   -----------
Additional paid in capital                         $ 8,540,252
                                                   ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the Years Ended December 31, 2004 and 2003


                                                        2004             2003
                                                     -----------      ------------
Cash flows from operating activities
  Net income (loss)                                  $ 1,184,015      $(13,958,611)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Stock issued for services                                 --           687,140
    Depreciation & amortization                          413,426           446,760
    Impairment and abandonment of assets
         - continuing operations                              --           773,589
         - discontinued operations                    (5,218,883)        4,610,511
    Loss on sale of property                                  --           122,857
    Bank fees added to debt balance                           --           156,496
    Changes in:
         Accounts receivable                            (160,800)           (5,577)
      Accounts receivable - related party                     --           205,746
      Inventory                                          (85,395)           19,977
      Other current assets                               (27,058)          122,516
         Accounts payable                                (67,655)          392,295
         Accrued expenses                                955,034           909,059
                                                     -----------      ------------
  Net cash used in operating activities               (3,007,316)       (5,517,242)
                                                     -----------      ------------
Cash flows from investing activities
  Purchase of fixed assets                              (288,407)         (157,154)
  Proceeds from sale of property                              --           140,000
  Decrease in deposits                                        --           (19,600)
                                                     -----------      ------------
  Net cash used in investing activities                 (288,407)          (36,754)
                                                     -----------      ------------
Cash flows from financing activities
  Proceeds from exercise of options & warrants                --            55,200
  Collection of subscription receivable                       --            20,084
  Proceeds from notes payable to related parties              --           522,740
  Change on bank overdraft                               (96,872)          429,384
  Proceeds from bank credit line, net                    721,996           771,151
  Proceeds from notes payable                          2,963,075           597,091
  Payments on note payable                              (124,930)         (925,261)
                                                     -----------      ------------
  Net cash provided by financing activities            3,463,269         1,470,389
                                                     -----------      ------------
Net cash provided by discontinued operations                  --         4,093,883
                                                     -----------      ------------
Net change in cash                                       167,546            10,276
Cash at beginning of year                                 10,276                --
                                                     -----------      ------------
Cash at end of year                                  $   177,822      $     10,276
                                                     ===========      ============
Cash paid during the year for:
  Interest                                           $    10,628      $    334,447
                                                     ===========      ============

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

Basis of presentation. The consolidated financial statements include the accounts of Excalibur and its wholly-owned subsidiary, Shumate Machines. Significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition. Revenue is derived primarily from machining of oil field drilling parts, components and tools for Shumate customers. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Returns are not accepted due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. Customer requests for rework and customer rejection of shipments has been historically low.

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

Stock options and warrants. Excalibur accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. For the years ended December 31, 2004 and 2003, quoted market prices were used for all common stock issued to non-employees and consultants. Excalibur accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Excalibur recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

In the year ended December 31, 2003, Excalibur granted under its 2001 Plan options to purchase up to 49,000 shares with an exercise price of $0.60 per share. In the year ended December 31, 2004, no options were granted.

The following table illustrates the effect on net loss and net loss per share if Excalibur had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  2004            2003
                                                              ------------    ------------
      Net Income (loss) as reported                           $  1,184,015    $(13,958,611)
      Add:   stock based compensation
             determined under intrinsic
             value method                                               --              --
      Less:  stock based compensation
             determined under fair value-
             based method                                           (7,959)             --
                                                              ------------    ------------
           Pro forma income (loss)                            $  1,176,056    $(13,958,611)
                                                              ============    ============
      Basic and diluted net income (loss) per common share:
           As reported                                                $.07           $(.89)
           Pro forma                                                  $.07            (.89)

The weighted average fair value of the stock options granted during 2004 and 2003 was N/A and .49, respectively. Variables used in the Black-Scholes option-pricing model include (1) N/A and 1.5% risk-free interest rates, respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is N/A and 201.71%, respectively, and (4) zero expected dividends.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

         Description                         Life                  Amount
         -----------------------             -------            -----------
         Shop equipment                      5 - 12 years       $ 2,830,876
         Other equipment and furniture       3 - 7 years             84,325
                                                                -----------
                                                                  2,915,201
         Less: accumulated depreciation                          (1,129,318)
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


NOTE 4 - BANK OVERDRAFT

Excalibur has checking account privileges at Stillwater National Bank and Trust Company of Tulsa, Oklahoma ("Stillwater"). In connection with this account, Stillwater has allowed informal overdrafts as of December 31, 2004 of $332,512, which included $33,003 in checks written on this account in December but not clearing until January 2005. Stillwater charges overdraft fees but no interest which are shown as interest expense.

NOTE 5 - NOTES PAYABLE - STILLWATER NATIONAL BANK
     $1,100,000 line of credit with Stillwater National Bank, expired on
     April 15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus
     two percent. This credit line is in default.                               $1,100,000

     $550,000 line of credit with Stillwater National Bank, expired on
     April 15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus
     two percent. This credit line is in default.                                  550,000

     $1,000,000 line of credit with Stillwater National Bank. It was issued on September 29, 2004 and expired on January 15, 2005.
     Outstanding balances earn interest at the national prime rate average plus 2 percent which is due monthly, and are secured by substantially all assets of Excalibur and its subsidiaries. The
     Shumate outstanding balance may not exceed 80% of eligible trade receivables and 50% of qualified inventory. This credit line is in
     default.                                                                      721,996

     September 29, 2004, loan agreement with Stillwater National Bank, which provided a $2,450,000 term note. The term loan is due January
     15, 2005, and is secured, along with the line of credit and other indebtedness to Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest only payments until its
     maturity. This note is in default.                                          2,450,000

     During the first and second quarter of 2004, the Bank line of credit was increased by $500,000 and an additional term loan of $500,000 was added, at prime plus two percent of interest, secured by
     substantially all assets. This note is in default.                            500,000

     Installment note payable to Stillwater National Bank, secured by substantially all assets, payable in monthly installments of $61,255 beginning May 2003 including interest at prime plus 2%, with a balloon payment of remaining amounts on April 15, 2006. No principal
     payments were made during 2004. This note is in default.                    3,500,000

     Term note payable to Stillwater National Bank, due on December 30,
     2003. The balance was reduced by $22,396 during 2004 by a credit of
     proceeds from liquidation. This note is in default.                           190,419
                                                                               -----------
     Total                                                                     $ 9,012,415
                                                                               ===========

NOTE 6 - ACCRUED LIABILITIES

Accrued expenses as of December 31, 2004 included the following:

     Accrued interest                                                          $ 1,235,501
     Payroll taxes and estimated penalties                                         663,118
     Unpaid Salaries                                                               608,118
     Sales and property taxes                                                       60,917
     Other                                                                          50,559
                                                                               -----------
     Total accrued liabilities                                                 $ 2,618,213
                                                                               ===========

NOTE 7 - NOTES PAYABLE
     Notes due to various parties. Interest up to 12%.
     No collateral. Notes are past due.                                        $   402,233

     Capitalized Leases due to Wells Fargo Leasing Corp.,
     collateralized by equipment, due in monthly installments
     of $6,742, with interest at 10%.                                               44,998

     Capitalized Lease on furniture due to Star Furniture,
     due in monthly installments of $557, collateralized by
     furniture, with interest at 18%.                                                7,265

     Note payable to an insurance company, in 22 bi-weekly
     installments of $1,040, unsecured, including interest
     at 6%                                                                          21,038

     Note Payable to an insurance company, in 8 monthly
     installment of $5,809, unsecured, including
     interest at 0.5%                                                                5,809
                                                                               -----------
     Total                                                                     $   481,343
                                                                               ===========


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

At December 31, 2004, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                         $  8,760,179
                    Less: valuation allowance                      (8,760,179)
                                                                 ------------
                  Net deferred tax asset                         $         --
                                                                 ============

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


NOTE 11 - DEBT FORGIVENESS INCOME

In September 2003, all Tulsa-based Operations were closed and on December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the Court discharged Excalibur Steel and Excalibur Aerospace of all of its debts, and on August 3, 2004, the Court discharged Excalibur Services of all of its debts. On December 31, 2003 Excalibur reclassified $5,218,883 as net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings in 2004. As a result, Excalibur recorded $5,218,883 in debt forgiveness income in 2004.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Excalibur currently has 5 stock and option plans: (a) the 2001 Stock Option Plan reserved 2,000,000 shares, and 2,104,000 options have been granted through December 31, 2004 ("date") of which 2,064,500 options have expired unexercised,
(b) the 2002 Stock Bonus Plan reserved 50,000 shares, of which 24,000 have been issued to date, (c) the 2003 Stock Grant Plan reserved 3,000,000 shares, of which 1,624,444 shares have been issued to date, (d) the 2003 Employee Stock Incentive Plan reserved 7,500,000 shares, of which none have been issued to date, and (e) the 2003 Non-Employee Directors and Consultants Retainer Stock Plan reserved 2,500,000 shares, of which none have been issued to date.

Options

Under Excalibur's 2001 Stock Option Plan, options to purchase common stock may be granted to employees and outside consultants. During 2003, Excalibur granted options to purchase up to 49,000 shares at an exercise price of $.60 per share. During 2004, Excalibur granted no options, and options to purchase 9,500 shares at an exercise price of $0.60 per share expired unexercised.

Warrants

During 2003, a third party transferred 405,000 existing Excalibur warrants with a $1 exercise price to Excalibur directors and officers as an inducement for the directors and officers to make unsecured loans to Excalibur. The transfer did not result in an entry to the books of Excalibur.

Summary information regarding options and warrants is as follows:


                                                  Weighted                     Weighted
                                                  average                      average
                                    Options      Share Price     Warrants     Share Price
                                   ----------    ----------    ----------     -----------
Outstanding at
  December 31, 2002                 2,340,000     $1.33         1,566,982       $1.12

Year ended December 31, 2003:
  Granted                              49,000       .60           405,000        1.00
  Exercised                           (50,000)     1.00            (5,000)       1.00
  Forfeited                        (1,950,000)     1.06          (555,000)       1.00
                                   ----------     -----        ----------       -----
Outstanding at
  December 31, 2003                   389,000      1.26         1,411,982        1.13

Year ended December 31, 2004:
  Granted                                  --        --                --          --
  Exercised                                --        --                --          --
  Forfeited                            (9,500)      .60                --          --
                                   ----------     -----        ----------       -----
Outstanding at
  December 31, 2004                   379,500     $1.27         1,411,982       $1.13
                                   ==========     =====        ==========       =====

Options outstanding and exercisable as of December 31, 2004:

                                        - - Outstanding - -       Exercisable
                                 Number             Remaining        Number
       Exercise Price           of Shares             life          of Shares
       --------------         -----------           ---------     -----------
           $ .60                   39,500             3 years          13,163
            1.00                  100,000             2 years         100,000
            1.50                  240,000             2 years         240,000
                              -----------                         -----------
                                  379,500                             353,163
                              ===========                         ===========

Warrants outstanding and exercisable as of December 31, 2004:

                                       - - Outstanding - -        Exercisable
                                 Number             Remaining       Number
       Exercise Price          of Shares              life         of Shares
       --------------         -----------           ---------     -----------
       $ .90 - $1.00              915,934             2 years         915,934
       $1.20 - $1.50              496,048             2 years         496,048
                              -----------                         -----------
                                1,411,982                           1,411,982
                              ===========                         ===========


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

On November 7, 2003 Dwayne Lewis, the former Chief Operating Officer of the Tulsa-based companies, filed suit in District court in Tulsa County, Oklahoma against Excalibur Holdings and several former or current officers and directors. The suit is a counter claim in response to a civil suit filed against Dwayne Lewis by Matthew Flemming on September 15, 2003. Mr. Lewis' action claims tortuous interference, fraudulent inducement/deceit and constructive fraud whereby he alleges the defendants breached a duty of good faith, misrepresented and were negligently fraudulent by causing Excalibur to breach the separation agreement signed by Excalibur and Dwayne Lewis on October 3, 2002. On August 18, 2004, the Court dismissed the case to compel arbitration and Excalibur has since not been notified of the initiation of any arbitration proceedings. Management believes that Lewis's claims are baseless and without merit.

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


NOTE 16 - NON-CASH TRANSACTIONS ON STATEMENT OF CASH FLOWS

                                                           2004           2003
                                                         -----------    -----------
Non-cash transactions:
     Debt reclassify from credit line to term note       $        --    $ 1,777,647
     Notes payable converted to common stock                      --        350,000
     Shares issued for accounts payable                        3,120             --
     Net Tulsa assets transferred to Stillwater
         for reduction of debt                                    --        259,068
     Stillwater loan fees added to note balance                   --        156,496
     Prior Year Deposit applied to equipment purchase         55,000             --
     Balance due to vendor for equipment purchase            171,120             --

NOTE 17 - SUBSEQUENT EVENTS (Audited)

On March 1, 2005, Stillwater National Bank loaned Shumate Machine Works $100,000 to pay off the remaining balance of a computer controlled lathe to a vendor.


NOTE 18 - SUBSEQUENT EVENTS (Unaudited)

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