Form 10QSB/A
period 2005-03-31
EXCALIBUR INDUSTRIES INC
filed 2005-07-21
CIK 1085254

================================================================================

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

Transitional Small Business Disclosure Format:    Yes |_| No |X|

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                        ASSETS

Current Assets
  Cash                                                             $    387,568
  Accounts receivable, net of allowance
     for doubtful accounts of $94,720                                   484,199
  Inventory                                                              65,265
  Other current assets                                                    7,300
                                                                   ------------

     Total Current Assets                                               944,332
                                                                   ------------

Property and equipment, net of accumulated
  depreciation of $1,195,318                                          1,708,763
Deposits                                                                 30,340
                                                                   ------------
     Total Assets                                                  $  2,683,435
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $    286,365
  Accrued expenses                                                    1,861,419
  Notes payable                                                         373,082
  Notes payable - Stillwater National Bank                           10,047,340
  Notes payable - related parties                                     1,095,799
  Pre-petition liabilities of bankrupt subsidiary                     1,816,575
                                                                   ------------

Total Current Liabilities                                            15,480,580

Stockholders' Deficit
  Preferred stock, $.001 par value,
     10,000,000 shares authorized, no shares issued
     or outstanding                                                          --
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 17,032,732 shares issued and outstanding                17,033
  Additional paid in capital                                          8,540,252
  Accumulated deficit                                               (21,354,430)
                                                                   ------------
     Total Stockholders' Deficit                                    (12,797,145)
                                                                   ------------
        Total Liabilities and Stockholders' Deficit                $  2,683,435
                                                                   ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                       2005            2004
                                                   ------------    ------------

Revenue                                            $  1,078,003    $    884,880
Cost of sales                                         1,127,222         939,709
                                                   ------------    ------------

Gross loss                                              (49,219)        (54,829)
                                                   ------------    ------------

Selling, general and administrative                     364,475         353,153
Depreciation                                             66,000         114,901
Bad Debt Expense                                         17,020              --
Research and development                                 53,728          48,987
                                                   ------------    ------------

         Total operating expenses                       501,223         517,041
                                                   ------------    ------------

         Net operating loss                            (550,442)       (571,870)

Other income and expense
  Interest expense                                      257,638         135,686
                                                   ------------    ------------

         Net loss from continuing operations           (808,080)       (707,556)
                                                   ------------    ------------
Discontinued operations
  Loss from discontinued operations                          --            (315)

                                                   ------------    ------------

         NET LOSS                                  $   (808,080)   $   (707,871)
                                                   ============    ============

Basic and diluted net loss per share               $       (.05)   $       (.04)
Weighted average shares outstanding                  17,032,732      16,995,232

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                         2005           2004
                                                     -----------    -----------
Cash Flows From Operating Activities
  Net loss                                           $  (808,080)   $  (707,871)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation & amortization                           66,000        114,901
    Bad debt expense                                      17,020             --
    Changes in:
         Accounts receivable                             165,847        (31,621)
         Inventory                                        68,339         45,558
         Other current assets                             25,684         12,991
         Accounts payable                               (303,089)      (256,382)
         Accrued expenses                                285,521         68,259
                                                     -----------    -----------

  Net Cash Used In Operating Activities                 (482,758)      (754,165)
                                                     -----------    -----------
Cash Flows From Investing Activities
  Purchase rebate of equipment                            11,120             --
  Purchase of property and equipment                          --       (221,641)
                                                     -----------    -----------

  Net Cash Provided by (Used In)
    Investing Activities                                  11,120       (221,641)
                                                     -----------    -----------

Cash Flows From Financing Activities
  Net change from bank overdraft                        (332,512)        41,338
  Net change from bank credit line, net                  (65,075)       502,274
  Proceeds from bank term loan                         1,100,000        500,000
  Payments on note payable                               (21,029)       (23,527)
                                                     -----------    -----------

  Net Cash Provided By Financing Activities              681,384      1,020,085
                                                     -----------    -----------

Net change in cash                                       209,746         44,279
Cash at beginning of period                              177,822         10,276

                                                     -----------    -----------

Cash at end of period                                $   387,568    $    54,555
                                                     ===========    ===========

Supplemental Disclosures:

Income tax paid                                      $        --    $        --
Interest paid                                                 --             --

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

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-petition liabilities of the bankrupt subsidiary, Excalibur Holdings consist of the following as of March 31, 2005:

                 Accounts payable                                   $  687,028
                 Accrued expenses                                    1,042,315
                 Notes payable                                          87,232
                                                                    ----------
                 Total                                              $1,816,575
                                                                    ==========

The above represents all of the assets and liabilities of Excalibur Holdings as of March 31, 2005. There are no amounts for the Statement of Operations for Excalibur Holdings for the three months ended March 31, 2005.

The accompanying consolidated financial statements, which include the financial statements of Excalibur Holdings, have been prepared assuming that Excalibur will continue as a going concern. As noted above, Excalibur Holdings is in bankruptcy which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset or liability amounts that might be necessary if Excalibur Holdings is unable to continue as a going concern.

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

Bankruptcy of Excalibur Holdings, Inc.

         On March 9, 2005, we discontinued the operations of Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., and Excalibur Holdings filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding, of which approximately $11,783,000 reflects amounts owed to Stillwater that are guaranteed by Excalibur Industries and Shumate Machine Works. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank.

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

         We expect that this bankruptcy filing will result in a reduction of approximately $1.8 million in liabilities on our consolidated balance sheet and a corresponding non-cash gain of approximately $1.8 million of debt forgiveness income. We also expect that our ongoing interest expense will be reduced.

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

         The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                  Three Months Ended      Three Months Ended
                                        March 31,              March 31,
                                  ------------------      ------------------
                                          2005                    2004
                                         ------                  ------
Net sales                                 100.0%                  100.0%
Cost of sales                             104.6                   106.2
                                         ------                  ------

Gross profit                               (4.6)                   (6.2)

Selling, general and administrative        33.8                    39.9
Depreciation and Amortization               6.1                    13.0
Bad Debt Expense                            1.6                      --
Research and Development                    5.0                     5.5
                                         ------                  ------

Operating income (loss)                   (51.1)%                 (64.6)%
                                         ======                  ======

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Excalibur and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no significant changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, these controls.

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

                                      EXCALIBUR INDUSTRIES, INC.

July 21, 2005                         /s/ Larry C. Shumate
                                      ---------------------------------------
                                      Larry C. Shumate
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

July 21, 2005                         /s/ Matthew C. Flemming
                                      ---------------------------------------
                                      Matthew C. Flemming
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)