Form 10QSB
period 2005-06-30
EXCALIBUR INDUSTRIES INC
filed 2005-08-22
CIK 1085254

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005


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

As of August 15, 2005, 47,031,232 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes |X|  No |_|

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           EXCALIBUR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                             ASSETS
Current assets:
      Cash and cash equivalents                                           $    231,459
      Accounts receivable, net of allowance
              for doubtful accounts of $50,996                                 628,450
      Inventory                                                                 69,668
      Other current assets                                                      59,824
                                                                          ------------
            Total current assets                                               989,401

Fixed assets, net of $1,259,140 accumulated depreciation                     1,753,622
Deposits                                                                        30,340
                                                                          ------------

            Total assets                                                  $  2,773,363
                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Bank overdraft                                                      $    873,757
      Accounts payable                                                         314,927
      Accrued expenses                                                       2,373,377
      Notes payable                                                            369,193
      Notes payable-Stillwater National Bank                                10,047,340
      Notes payable- related parties                                         1,095,799
      Pre-petition liabilities of bankrupt subsidiary                        1,827,909
                                                                          ------------

            Total current liabilities                                       16,902,302
                                                                          ------------

Commitments and contingencies                                                       --

Stockholders' deficit:
      Preferred stock, $.001 par value, 10,000,000 shares authorized,
            no shares issued or outstanding                                         --
      Common stock, $.001 par value, 50,000,000 shares authorized,
            47,031,232 shares issued and outstanding                            47,031
      Additional paid in capital                                             8,540,253
      Accumulated deficit                                                  (22,716,223)
                                                                          ------------
            Total stockholders' deficit                                    (14,128,939)
                                                                          ------------

            Total liabilities and stockholders' deficit                   $  2,773,363
                                                                          ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the six months ended June 30,     For the three months ended June 30,
                                                                2005                2004               2005              2004
                                                           ------------        ------------        ------------        ------------

    REVENUE                                                $  2,057,413        $  1,797,134        $    979,410        $    912,254
    COST OF SALES                                             2,300,806           2,186,953           1,173,584           1,137,482
                                                           ------------        ------------        ------------        ------------

    GROSS LOSS                                                 (243,393)           (389,819)           (194,174)           (225,228)
                                                           ------------        ------------        ------------        ------------

    OPERATING EXPENSES:
       Selling, general and administrative                    1,006,008             529,995             641,533             286,604
       Depreciation                                             129,822             229,105              63,822             114,204
       Bad debt expense                                          17,020                  --                  --                  --
       Research and development                                 171,872              78,502             118,144              29,515
                                                           ------------        ------------        ------------        ------------

       Total operating expenses                               1,324,722             837,602             823,499             430,323

       Net operating loss                                    (1,568,115)         (1,227,421)         (1,017,673)           (655,551)

    INTEREST EXPENSE                                           (601,758)           (556,545)           (344,120)           (420,859)
                                                           ------------        ------------        ------------        ------------

    NET LOSS FROM CONTINUING OPERATIONS                      (2,169,873)         (1,783,966)         (1,361,793)         (1,076,410)

    DISCONTINUED OPERATIONS
       Loss from discontinued operations                             --              (9,618)                 --              (9,303)
                                                           ------------        ------------        ------------        ------------

    NET LOSS                                               $ (2,169,873)       $ (1,793,584)       $ (1,361,793)       $ (1,085,713)
                                                           ============        ============        ============        ============


    BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.09)       $      (0.11)       $      (0.04)       $      (0.06)
                                                           ============        ============        ============        ============

    LOSS PER COMMON SHARE AS A RESULT
       OF DISCONTINUED OPERATIONS                          $         --        $         --        $         --        $         --
                                                           ============        ============        ============        ============

    LOSS PER COMMON SHARE AS A RESULT
       OF CONTINUING OPERATIONS                            $      (0.09)       $      (0.11)       $      (0.04)       $      (0.06)
                                                           ============        ============        ============        ============

    WEIGHTED AVERAGE SHARES USED IN
       COMPUTING LOSS PER
       COMMON SHARE                                          25,153,873          17,026,139          33,185,770          17,032,732
                                                           ============        ============        ============        ============

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        For the six months ended June 30,
                                                           2005                2004
                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $(2,169,873)        $ (1,793,584)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation                                        129,822              229,105
        Bad debt expense                                     17,020                   --
        Common stock issued for services                     29,999                   --
        Changes in:
            Accounts receivable                              21,596             (416,545)
            Inventory                                        63,936               19,170
            Other assets                                    (26,840)              12,921
            Accounts payable                               (274,527)            (274,880)
            Accrued expenses                                808,813              572,356
                                                        -----------          -----------

        Net cash used in operating activities            (1,400,054)          (1,651,457)
                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase rebate of equipment                            11,120                   --
     Purchase of property and equipment                    (108,681)            (279,521)
                                                        -----------          -----------
        Net cash used in
            investing activities                            (97,561)            (279,521)
                                                        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change from bank overdraft                         541,245            1,556,556
     Net change from bank credit line, net                   22,392                   --
     Proceeds from bank term loan                         1,100,000              500,000
     Payments on note payable                              (112,385)             (52,950)
                                                        -----------          -----------
        Net cash provided by financing activities         1,551,252            2,003,606
                                                        -----------          -----------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                             53,637               72,628

CASH AND CASH EQUIVALENTS, beginning of period              177,822               10,276
                                                        -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                $   231,459          $    82,904
                                                        ===========          ===========

Supplemental disclosures:
     Cash paid for income taxes                         $        --          $        --
     Cash paid for interest                                      --                   --

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Excalibur Industries, Inc. ("Excalibur") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Excalibur's Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2004 as reported in the 10-KSB have been omitted.

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

On May 13, 2005, Excalibur received a loan commitment from Stillwater which set forth the basic terms of a restructuring. On May 16, 2005, Excalibur's board of directors unanimously agreed to accept the loan commitment, approve the restructuring, and submit the restructuring proposal to the stockholders for approval. The loan commitment expires on September 30, 2005.

On June 28, 2005, Stillwater amended Schedule A to the loan commitment previously issued to Excalibur, pursuant to which $100,000 of the proceeds of an amended and restated term note in the amount of $3,365,000 will be use to purchase the capital stock of Shumate. Stillwater notified Excalibur that Stillwater would allow Excalibur to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

In the event the restructuring does not occur, it is unlikely that Excalibur will be able to repurchase the Shumate shares, and it is likely that Stillwater will either sell the capital stock of Shumate to a third party or foreclose on Shumate's remaining assets. Further, in the event that Stillwater does sell the Shumate shares to a third party, the restructuring will not occur. In either event, Excalibur will have no business or operations, and it will be unable to satisfy its currently outstanding obligations.

                           EXCALIBUR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-petition liabilities of the bankrupt subsidiary, Excalibur Holdings consist of the following as of June 30, 2005:

                      Accounts payable                  $  687,028
                      Accrued expenses                   1,053,649
                      Notes payable                         87,232
                                                        ----------
                      Total                             $1,827,909
                                                        ==========

Shumate is the only entity in the Consolidated Financial Statements with operations. By way of its 100% ownership of Shumate, all amounts in the June 30, 2005 Consolidated Balance Sheet and the Consolidated Statements of Operations for the three and six months ended June 30, 2005 are also those of Excalibur Holdings.

The accompanying consolidated financial statements, which include the financial statements of Excalibur Holdings, have been prepared assuming that Excalibur will continue as a going concern. As noted above, Excalibur Holdings is in bankruptcy, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset or liability amounts that might be necessary if Excalibur Holdings is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE

During March 2005, Stillwater, Excalibur's primary lender loaned Excalibur $1.1 million in a term loan. The term loan is due May 1, 2005 and is secured by substantially all the assets of Excalibur. The loan bears interest at bank's prime rate plus two percent. The note is currently in default.

NOTE 4 - COMMON STOCK

On April 29, 2005, Excalibur adopted its 2005 Stock Incentive Plan (the "Plan"). Excalibur is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On May 11, 2005, Excalibur granted restricted stock awards for 29,998,500 shares of common stock under the Plan, including restricted stock awards of 27,650,000 shares to its officers and directors. The shares were valued at their par value of $29,999. Under the terms of the restricted stock awards, the shares do not vest unless and until Excalibur closes a plan of reorganization between Excalibur, its subsidiaries, certain affiliated parties, and Stillwater, with respect to the restructuring of various notes issued to Stillwater.

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

      On May 13, 2005, we received a loan commitment from Stillwater which set forth the basic terms of a restructuring. On May 16, 2005, our board of directors unanimously agreed to accept the loan commitment, approve the restructuring, and submit the restructuring proposal to the stockholders for approval. The loan commitment expires on September 30, 2005.

      On June 28, 2005, Stillwater amended Schedule A to the loan commitment it issued to us Company, pursuant to which $100,000 the proceeds of an amended and restated term note in the amount of $3,365,000 will be applied to purchase the capital stock of Shumate Machine Works, and Stillwater verbally advised us that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring. On August 10, 2005, Stillwater advised us in writing that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

      In the event the restructuring does not occur, it is unlikely that we will be able to repurchase the Shumate shares, and it is likely that Stillwater will either sell the capital stock of Shumate to a third party or foreclose on Shumate's remaining assets. Further, in the event that Stillwater does sell the Shumate shares to a third party, the restructuring will not occur. In either event, we will have no business or operations, and we will be unable to satisfy our currently outstanding obligations.

      We expect that this bankruptcy filing will result in a reduction of approximately $1.8 million in liabilities on our consolidated balance sheet and a corresponding non-cash gain of approximately $1.8 million of debt forgiveness income. We also expect that our ongoing interest expense will be reduced.

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the three and six months ended June 30, 2005 are those of the continuing operations of Excalibur Industries which includes Shumate Machine Works on a consolidated basis. The results of operations set forth below for the three and six months ended June 30, 2004 are those of the continuing operations of Excalibur Industries, Excalibur Holdings, and Shumate Machine Works on a consolidated basis.


                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                        -------------------------------      ----------------------------
                                              2005            2004               2005            2004
                                        ---------------  --------------      ------------    ------------
Net sales                                       100.0%          100.0%            100.0%          100.0%
Cost of sales                                    119.8           124.7             111.8           121.7
                                        ---------------  --------------      ------------    ------------

Gross profit (loss)                              (19.8)          (24.7)            (11.8)          (21.7)

Selling, general and administrative               65.5            31.4              49.7            29.5
Depreciation                                       6.5            12.5               6.3            12.7
Research and development                          12.1             3.2               8.4             4.4
                                        ---------------  --------------      ------------    ------------

Operating income (loss)                         (103.9)%         (71.8)%           (76.2)%         (68.3)%

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:


Results of Operations

      Comparison of Three Months Ended June 30, 2005 and 2004

      Net sales. Net sales for continued operations of Shumate Machine Works increased by $67,156, or an increase of 7.4%, to $979,410, for the three months ended June 30, 2005, from $912,254 for the three months ended June 30, 2004. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces. This increased demand resulted in higher volumes and higher pricing of the products and components that Shumate manufactures during the second quarter of 2005.

      Cost of Sales. Cost of sales for continued operations increased by $36,102, or 3.2% to $1,173,584, for the three months ended June 30, 2005, from $1,137,482 for the three months ended June 30, 2004. As a percentage of net sales, cost of sales decreased to 119.8% of net sales for the three months ended June 30, 2005 versus 124.7% of sales for the three months ended June 30, 2004. On an absolute basis, our cost of sales increased due to higher sales volumes resulting in increased materials and production wages. The decrease in cost of sales, as a percentage of net sales, resulted from price increases and better control on direct production wages including overtime charges. While we reduced our cost of sales as a percentage of sales, we are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

      Selling, general, and administrative. Selling, general and administrative expenses increased by $354,929 to $624,533 for the three months ended June 30, 2005, from $286,604 for the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 65.5% for the three months ended June 30, 2005, as compared to 31.4% for the comparable period in 2004. Our selling, general, and administrative expenses have increased due to increases in legal and accounting fees, consulting fees and administrative payroll partially offset by lower health insurance premiums.

      Operating loss. We incurred an operating loss of $1,017,673 for the three months ended June 30, 2005, an increase of $362,122 as compared to an operating loss of $655,551 for the three months ended June 30, 2004. We had larger operating losses in 2005 as compared to 2004 primarily because of higher general and administrative expenses and research and development expenses partially offset by higher revenues and lower depreciation expenses.

      Interest expense. Interest expense decreased by $76,739 to $344,120 for the three months ended June 30, 2005, from $420,859 for the three months ended June 30, 2004. Our interest expense decrease resulted primarily from discharged seller notes issued from a former subsidiary in bankruptcy proceedings which concluded in July 2004 and other notes and leases paid off during the period after June 2004, partially offset by increases in our secured loans from our primary lender. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans.

      Provision for income taxes. We incurred operating losses for the six months ended June 30, 2005 and 2004. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Comparison of Six Months Ended June 30, 2005 and 2004

      Net sales. Net sales for continued operations of Shumate Machine Works increased by $260,279, or an increase of 14.4%, to $2,057,413 for the six months ended June 30, 2005 from $1,797,134 for the six months ended June 30, 2004. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces. This increased demand resulted in higher volumes and higher pricing of the products and components that Shumate manufactures during the first two quarters of 2005.

      Cost of Sales. Cost of sales for continued operations increased by $113,853, or an increase of 5.2%, to $2,300,806 for the six months ended June 30, 2005 from $2,186,953 for the six months ended June 30, 2004. As a percentage of net sales, cost of sales decreased to 111.8% of net sales for the six months ended June 30, 2005 versus 121.7% for the six months ended June 30, 2004. On an absolute basis, our cost of sales increased due to higher sales volumes resulting in increased materials and production wage expenses. The decrease in cost of sales, as a percentage of net sales, resulted from price increases and better control on direct production wages including overtime charges. While we reduced our cost of sales as a percentage of sales, we are still operating at a gross loss, as we did not generate enough sales to support our fixed costs of sales. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for the products and components. We believe that continuing improvement in the oil and gas field services markets will lead to better pricing and improved gross margins.

      Selling, general, and administrative. Selling, general and administrative expenses increased by $476,013 to $1,006,008 for the six months ended June 30, 2005, from $529,995 for the six months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 49.7% for the six months ended June 30, 2005 as compared to 29.5% for the comparable period in 2004. Our selling, general, and administrative expenses have increased due to increases in legal and accounting fees, consulting fees, administrative payroll and general expenses partially offset by lower health insurance premiums.

      Operating loss. We incurred an operating loss of $1,568,115 for the six months ended June 30, 2005, an increase of $340,694 as compared to an operating loss of $1,227,421 for the six months ended June 30, 2004. We had a larger operating loss in 2005 as compared to 2004 primarily because of higher general and administrative expenses, research and development expenses and bad debt expense, partially offset by higher revenues and lower depreciation expenses.

      Interest expense. Interest expense increased by $45,213 to $601,758 for the six months ended June 30, 2005 from $556,545 for the six months ended June 30, 2004. Our interest expense increase resulted from significantly increased bank debt partially offset by paid off leases and seller notes discharged in July 2004 from a former subsidiary bankruptcy. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans.

      Provision for income taxes. We incurred operating losses for the six months ended June 30, 2005 and 2004. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at June 30, 2005 was $15,912,901. We had cash of $231,459 and a bank overdraft of $873,757 as of June 30, 2005, compared to having cash of $82,904 and a bank overdraft of $1,985,940 at June 30, 2004. The difference results primarily from additional borrowings.

      We used $1,400,054 of net cash in operating activities for the six months ended June 30, 2005 compared to using $1,651,457 in the six months ended June 30, 2004. Cash used in operating activities is primarily due to operating losses.

      Net cash flows used in investing activities was $97,561 for the six months ended June 30, 2005, compared to using $279,521 in the six months ended June 30, 2004. Cash of $11,120 was generated from for a rebate on the purchase of fixed assets while $108,681 was used for the purchase of property and equipment.

      Net cash flows provided by financing activities were $1,551,252 for the six months ended June 30, 2005, compared to net cash provided by financing activities of $2,003,606 in the six months ended June 30, 2004. This increase in net cash provided by financing activities is primarily due to a new term loan from Stillwater National Bank. Net changes in our bank overdraft and line of credit and payments on notes payable partially offset this increase.


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

      In addition to our discontinuing the Tulsa-based companies, the bank liquidation during 2003, our discontinuing Excalibur Holdings, Inc. and its voluntary bankruptcy, we have received a loan commitment from Stillwater National Bank to restructure our debt. The plan for achieving our financial goals consists of the following transactions (the "restructuring transactions"):

         1. Amended and Restated Term Note. Stillwater has issued a commitment to amend and restate a series of notes in the current aggregate principal amounts of approximately $9,413,000 into an amended and restated note in the principal amount of approximately $3,365,000. The amended and restated note shall require interest only payments for the three months following closing, and thereafter, shall require us to make 27 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 120 months. The amended and restated note will be due and payable 30 months after closing, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of our existing and future assets. The proceeds of this note will be applied as follows: $303,000 to purchase machines from Larry C. Shumate, our President and Chief Executive Officer and from A. Earl Swift, a former director; $100,000 to purchase the capital stock of Shumate Machine Works; and $2,962,000 to be applied to our existing indebtedness to Stillwater.

      2. Third Note. Stillwater has issued a commitment to lend us funds to settle an existing IRS lien against us, and we have agreed to issue a term note in the amount equal to such settlement amount, which we estimate will be approximately $250,000. The Third Note shall require us to make 48 equal monthly payments in an amount sufficient to fully amortize principal and interest on the Third Note over 48 months. The Third Note will be due and payable 48 months after closing, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of our existing and future assets. Each of our executive officers, Larry C. Shumate, Matthew C. Flemming, and Russell T. Clark, have agreed to personally guarantee a portion of the Third Note.

      3. Revised Line of Credit. Stillwater has issued a commitment to extend our current revolving line of credit in an amount of up to $1,000,000 for one year. The initial balance on the line of credit shall be the balance of our existing line of credit with Stillwater, less the excess transferred to the amended and restated note. The advances available under the line of credit will be limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of our existing and future assets.

      4. Convertible Note. Stillwater has issued a commitment to accept, and we have agreed to issue, a convertible note in the principal amount of $2,500,000. The principal and accrued interest on the convertible note shall be convertible, at Stillwater's option, into shares of our common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note shall mature on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note shall accrued from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, we would be obligated to make quarterly interest payments on the convertible note. The convertible note shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of the assets of Excalibur Industries (the parent company). We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      5. Flemming Note. Stillwater has issued a commitment to lend $350,000 to our Chief Financial Officer, Matthew C. Flemming, to purchase an aggregate of 250,000 newly issued shares (post reverse stock split) of our common stock, representing approximately 2.16% of our outstanding common stock after giving effect to the restructuring, for a total purchase price of $250,000. The balance will be applied to the existing personal indebtedness of Mr. Flemming to Stillwater of approximately $10,000,000 under a personal guarantee of our indebtedness to Stillwater. Under the commitment, Stillwater has agreed to release Mr. Flemming from the remainder of his personal guarantee, as set forth in Item 7 below.

      6. Conversion of Prior Bank Debt. Stillwater has issued a commitment to accept an offer from us to exchange $2,368,000 of our outstanding indebtedness to Stillwater for 2,368,000 newly issued of shares of our common stock (on a post reverse-split basis), representing not less than 20% of the outstanding shares of our common stock after giving effect to the restructuring. We have agreed to include these shares of common stock on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      7. Releases. Stillwater has issued a commitment to release us and our Chief Financial Officer, Matthew C. Flemming, from their respective obligations of the prior debt to Stillwater, except to the extent that such prior debt is amended and restated, issued, or guaranteed as set forth above.

      8. Unsecured Note Exchange Offer. Our unsecured noteholders have agreed to exchange all of our outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, for approximately 1,691,310 newly issued shares of our common stock (on a post reverse-split basis), representing approximately 14.61% of the outstanding shares of our common stock after giving effect to the restructuring.

      9. Restricted Stock Awards. Our board of directors have granted restricted stock awards of approximately 3,950,000 shares of newly issued common stock (on a post reverse-split basis) to our executive officers and our non-employee directors, representing approximately 34.12% of the outstanding shares of our common stock after giving effect to the restructuring.

      A complete description of the restructuring plan is set forth in our preliminary proxy statement for a special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

      The loan commitment is being submitted to our stockholders for approval, and we are seeking to have the restructuring completed by September 30, 2005. In the event the restructuring does not occur, it is unlikely that we will be able to repurchase the Shumate shares, and it is likely that Stillwater will either sell the capital stock of Shumate to a third party or foreclose on Shumate's remaining assets. Further, in the event that Stillwater does sell the Shumate shares to a third party, the restructuring will not occur. In either event, we will have no business or operations, and we will be unable to satisfy our currently outstanding obligations.

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

      In addition to the recapitalization plan, we anticipate reduced overhead costs from further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will increase in the coming fiscal year. The proposed reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we are taking to try to return to profitability. However, it is possible that none of these steps will be completed and that we may never return to profitability.

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

      Each of these litigations with Stillwater National Bank will be resolved if the plan of recapitalization is completed.

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

      On May 13, 2005, we received a loan commitment from Stillwater which set forth the basic terms of a restructuring. On May 16, 2005, our board of directors unanimously agreed to accept the loan commitment, approve the restructuring, and submit the restructuring proposal to the stockholders for approval. The loan commitment expires on September 30, 2005.

      On June 28, 2005, Stillwater amended Schedule A to the loan commitment it issued to us Company, pursuant to which $100,000 the proceeds of an amended and restated term note in the amount of $3,365,000 will be applied to purchase the capital stock of Shumate Machine Works, and Stillwater verbally advised us that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring. On August 10, 2005, Stillwater advised us in writing that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

      On April 20, 2004, American Express Travel Related Services Company, Inc. filed suit in District Court in Tulsa County, Oklahoma, naming Excalibur Holdings and one of its former employees as defendants. The action is for breach of contract alleging that Excalibur Holdings failed to make payment pursuant to an agreement between American Express and Excalibur Holdings and seeks approximately $550,000 in damages. This action was stayed as a result of the Chapter 7 bankruptcy filing by Excalibur Holdings.

      We have been named in several actions that have been commenced by former vendors, suppliers, or note holders, none of which seeks damages in excess of $95,000. The aggregate amount of these claims is estimated at approximately $330,000, none of which are with either us or Shumate. None of these proceedings involve the same factual or legal issues as other proceedings pending or known to be contemplated. All of these actions have been stayed as a result of the Chapter 7 bankruptcy filing by Excalibur Holdings.

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

      On May 11, 2005, we granted restricted stock awards for 29,998,500 shares of common stock under the Plan, including restricted stock awards of 27,650,000 shares to our officers and directors, as follows:

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


                                    EXCALIBUR INDUSTRIES, INC.


August 22, 2005                      /s/ Larry C. Shumate
                                    -----------------------------------
                                    Larry C. Shumate
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

August 22, 2005                     /s/ Matthew C. Flemming
                                    -----------------------------------
                                    Matthew C. Flemming
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)