Form 10KSB/A
period 2004-12-31
EXCALIBUR INDUSTRIES INC
filed 2005-08-30
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO

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

      In March 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. has become the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank can pursue all available remedies in connection with Excalibur Holdings' stock in Shumate. Neither Excalibur Industries nor Shumate Machine Works filed for bankruptcy protection.

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



2003 (OTC Bulletin Board)                     High Bid                  Low Bid
-------------------------------------------------------------------------------
First quarter                                 $   1.80                 $    .73
Second quarter                                    1.25                      .41
Third quarter                                      .55                      .12
Fourth quarter                                     .14                      .04

2004 (OTC Bulletin Board)                     High Bid                  Low Bid
-------------------------------------------------------------------------------
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

                                          Year Ended            Year Ended
                                         December 31,          December 31,
                                       ------------------  ------------------
                                             2004                2003
                                       ------------------  ------------------
Net sales                                     100.0%             100.0%
Cost of sales                                 131.9              146.4
                                       ------------------  ------------------


Gross profit                                 (31.9)             (46.4)

Selling, general and administrative            45.8              114.5
Depreciation                                   12.1               18.4
Goodwill Impairment                              --               31.9
Loss on Sale of Asset                            --                5.1
                                       ------------------  ------------------

Operating income (loss)                       (89.8)%           (216.3)%
                                       ==================  ==================

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

Insider and Affiliate Loans

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name                  Principal Amount      Interest Rate       Maturity Date
------------------    -----------------     ---------------     ----------------
WSHS, Inc.            $100,000              Prime + 1.5%        Demand
WSHS, Inc.            $75,000               Prime + 1.5%        May 2, 2003
A. Earl Swift         $100,000              10%                 March 5, 2003
A. Earl Swift         $105,000              10%                 March 7, 2003
A. Earl Swift         $10,321               10%                 March 18, 2003
A. Earl Swift         $200,000              10%                 March 24, 2003
A. Earl Swift         $53,000               6%                  Demand
A. Earl Swift         $80,000               6%                  Demand
A. Earl Swift         $39,638               8%                  February 2, 2004
A. Earl Swift         $79,000               8%                  June 12, 2004

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

       Name                Age                       Position
----------------         -------         ------------------------------------------------
Larry C. Shumate            51           Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Matthew C. Flemming         36           Chief Financial Officer, Executive Vice
                                         President, Treasurer, Secretary and Director

Russell T. Clark            39           Vice President and Chief Operating Officer

Frank X. Marshik            78           Director

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

                                         Annual Compensation (1)                      Long-Term Compensation
                         ------------------------------------------------------------------------------------------
                                                                                                  Common Shares        All
                                                                                   Restricted       Underlying        Other
                                                                  Other Annual       Stock       Options Granted     Compen
  Name and Position       Year        Salary         Bonus       Compensation     Awards ($)       (# Shares)       -sation
-----------------------  ------  ------------------ ----------- --------------  -------------  ------------------  ------------
Larry C. Shumate          2004     $  155,770         -0-         $    2,800(2)    -0-            -0-                -0-
Chairman, President and   2003     $  162,000         -0-         $   18,000(3)    -0-            -0-                -0-
Chief Executive Officer   2002     $  147,745         -0-         -0-              -0-            -0-                -0-

Matthew C. Flemming       2004     $  105,011         -0-         $    4,000(2)    -0-            -0-                -0-
Executive Vice            2003     $  227,500         -0-         -0-              -0-            -0-                -0-
President,                         (4)
Chief Financial           2002     $  231,544         -0-         $   32,899(5)    -0-            -0-                -0-
Officer, Secretary and
Treasurer

Russell T. Clark          2004     $  129,230         -0-         $    4,000(2)    -0-            -0-                -0-
Vice President and        2003     $  141,230         -0-         -0-              -0-            -0-                -0-
Chief Operating Officer   2002     $  128,153         -0-         -0-              -0-            -0-                -0-

William S.H. Stuart       2004     $        0         -0-         $   28,953(6)    -0-            -0-                -0-
Former Chairman,          2003     $  236,540         -0-         -0-              -0-            -0-                -0-
President and
Chief Executive Officer   2002     $  252,202         -0-         $   32,759(7)    -0-            -0-                -0-

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

Name                            Annual Salary          Expiration of Term
---------------------------     -------------------    -------------------------
William S.H. Stuart             $225,000               December 1, 2004
Matthew C. Flemming             $210,000               December 1, 2004
Larry C. Shumate                $150,000               March 29, 2005
Matthew C. Flemming             $120,000               March 29, 2005

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

                                                         Number Of Shares
                  Name And Address                      Beneficially Owned              Percentage Owned
                  ----------------                      ------------------              ----------------
   Larry C. Shumate                                          840,000(1)                     4.93%
   Matthew C. Flemming                                     1,645,000(1)(2)                  9.63%
   Russell T. Clark                                          560,000(1)                     3.29%
   Frank X. Marshik                                          509,965(3)                     2.97%
   The Robert and Mary Stuart Irrevocable Trust.
                                                           2,195,000(4)                    12.89%
   Aubrey Earl Swift                                       1,291,668(5)                     7.50%
   Dwayne & Debra Lewis                                    1,423,000(6)                     8.35%
   TW Consulting, Inc                                      1,000,000(7)                     5.87%
   Seneca Capital, L.P.
   Seneca Capital International, Ltd                       1,945,000(8)(9)                 11.14%

   All directors and officers as a group                   3,343,365                       20.62%

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

      In 2003, we financed our operations by issuing various unsecured demand and term notes with an aggregate principal of approximately $841,959 to various officers and directors, with both variable and fixed interest rates, and with maturities ranging from demand notes to June 12, 2004, as follows:

Name                   Principal Amount      Interest Rate      Maturity Date
-------------------    -----------------     ---------------    ----------------
WSHS, Inc.             $100,000              Prime + 1.5%       Demand
WSHS, Inc.             $75,000               Prime + 1.5%       May 2, 2003
A. Earl Swift          $100,000              10%                March 5, 2003
A. Earl Swift          $105,000              10%                March 7, 2003
A. Earl Swift          $10,321               10%                March 18, 2003
A. Earl Swift          $200,000              10%                March 24, 2003
A. Earl Swift          $53,000               6%                 Demand
A. Earl Swift          $80,000               6%                 Demand
A. Earl Swift          $39,638               8%                 February 2, 2004
A. Earl Swift          $79,000               8%                 June 12, 2004

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

23.1********      Consent of Independent Public Accountants, Malone & Bailey, PC

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


-------------------

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

      Our Board of Directors selected Malone & Bailey, PC, independent accountants, as our auditors for the year ending December 31, 2005. Malone & Bailey, PC previously audited our consolidated financial statements for the fiscal year ended December 31, 2004 and 2003.

Audit Fees

      Malone & Bailey, PC billed us $20,000 in fees for our 2004 annual audit, $32,000 in fees for our 2003 annual audit, and $11,900 in fees for the review of our quarterly financial statements for 2004. Our previous auditors, Cross and Robinson, billed us $38,735 in fees for the review of our quarterly financial statements for 2003.

Audit-Related Fees

      We did not pay any fees to Malone & Bailey, PC for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax Fees

      We did not pay any fees to Malone & Bailey, PC or Cross and Robinson for tax compliance, tax advice or tax planning in 2004 or 2003.

All Other Fees

      In 2003, our former independent auditors, Cross and Robinson billed us $4,373 for work in connection with our registration statement on Form SB-2, $390 for work in connection with our registration statements on Form S-8, and $2,569 for all other fees. We did not pay any fees to Malone & Bailey, PC for any registration statement work, tax services, or any other fees in 2004 or 2003.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Malone & Bailey, PC and the estimated fees related to these services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EXCALIBUR INDUSTRIES, INC.


                               By:  /s/ Larry C. Shumate
                                   ----------------------------------------
                                        Larry C.  Shumate,  Chairman,  President
                                        and  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                             Title                                         Date
---------------------------------------------------------------------------------------------

/s/ Larry C. Shumate            Chairman of the Board, President,             August 30, 2005
--------------------            Chief Executive Officer
Larry C. Shumate



/s/ Matthew C. Flemming         Executive Vice President, Chief               August 30, 2005
-----------------------         Financial Officer, Treasurer,
Matthew C. Flemming             Secretary, and Director



/s/ Russell T. Clark            Vice President, Chief Operating Officer       August 30, 2005
-----------------------         and Director
Russell T. Clark




/s/ Frank X. Marshik            Director                                      August 30, 2005
-----------------------
Frank X. Marshik

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

As discussed in Note 18 to the financial statements, on March 9, 2005, Excalibur Holdings, Inc., a wholly-owned subsidiary of Excalibur Industries, Inc. and the parent corporation of Shumate, filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate has become the sole asset of the bankruptcy estate. The capital stock of Shumate has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank. Shumate represents a significant portion of Excalibur's total assets and operations.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 2, 2005, except for Note 18
which is dated August 10, 2005

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
                                                                       ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                             2004               2003
                                                       ---------------    ---------------
Revenues                                               $     3,416,712    $     2,421,831
Cost of revenues                                             4,507,916          3,544,423
                                                       ---------------    ---------------
Gross loss                                                  (1,091,204)        (1,122,592)
                                                       ---------------    ---------------

Selling, general & administrative                            1,563,450          2,771,792
Depreciation                                                   413,426            446,760
Impairment                                                          --            773,589
Loss on sale of assets                                              --            122,857
                                                       ---------------    ---------------
           Total operating expenses                          1,976,876          4,114,998
                                                       ---------------    ---------------
           Net operating loss                               (3,068,080)        (5,237,590)

Other expenses
  Interest expense                                             966,788            418,015
                                                       ---------------    ---------------
           Net loss from continuing operations              (4,034,868)        (5,655,605)
                                                       ---------------    ---------------
Discontinued operations
  Loss on sale and abandonment                                      --         (4,610,511)
  Debt forgiveness income                                    5,218,883                 --
  Loss from discontinued operations                                 --         (3,692,495)
                                                       ---------------    ---------------
           Net income (loss)                           $     1,184,015    $   (13,958,611)
                                                       ===============    ===============


Basic and diluted net income (loss) per share          $           .07    $          (.89)
Basic and diluted net income (loss) per share
           resulting from continuing operations        $          (.24)   $          (.36)
Basic and diluted net income (loss) per share
           resulting from discontinued operations      $           .31    $          (.53)

Weighted average shares outstanding                         17,029,718         15,747,993


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2004 and 2003


                                              Common Stock                    Accumulated
                                         Shares         Amount         Deficit         Total
                                      ------------   ------------   ------------    ------------
Balance at December 31, 2002            14,709,936   $  7,461,824   $ (7,771,754)   $   (309,929)
Shares issued for:
  - services                             1,917,796        687,140             --         687,140
  - note payable                           250,000        350,000             --         350,000
  - exercise of warrants                    55,000         55,200             --          55,200
Net loss                                        --             --    (13,958,611)    (13,958,611)
                                      ------------   ------------   ------------    ------------
Balances at December 31, 2003           16,932,732      8,554,164    (21,730,365)    (13,176,201)

Shares issued for:
  - accounts payable                       100,000          3,121             --           3,121
Net income                                      --             --      1,184,015       1,184,015
                                      ------------   ------------   ------------    ------------
Balances at December 31, 2004           17,032,732      8,557,285   $(20,546,350)   $(11,989,065)
                                      ============                  ============    ============
Less:  par                                                (17,033)
                                                      ------------
Additional paid in capital                            $ 8,540,252
                                                      ============


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                           EXCALIBUR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 For the Years Ended December 31, 2004 and 2003


                                                             2004                2003
                                                       ---------------      ---------------
Cash flows from operating activities
  Net income (loss)                                    $     1,184,015      $   (13,958,611)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Stock issued for services                                       --              687,140
    Depreciation & amortization                                413,426              446,760
    Impairment and abandonment of assets
           - continuing operations                                  --              773,589
           - discontinued operations                        (5,218,883)           4,610,511
    Loss on sale of property   -                               122,857
    Bank fees added to debt balance                                 --              156,496
    Changes in:
           Accounts receivable                                (160,800)              (5,577)
      Accounts receivable - related party                           --              205,746
      Inventory                                                (85,395)              19,977
      Other current assets                                     (27,058)             122,516
           Accounts payable                                    (67,655)             392,295
           Accrued expenses                                    955,034              909,059
                                                       ---------------      ---------------
  Net cash used in operating activities                     (3,007,316)          (5,517,242)
                                                       ---------------      ---------------
Cash flows from investing activities
  Purchase of fixed assets                                    (288,407)            (157,154)
  Proceeds from sale of property                                    --              140,000
  Decrease in deposits                                              --              (19,600)
                                                       ---------------      ---------------
  Net cash used in investing activities                       (288,407)             (36,754)
                                                       ---------------      ---------------
Cash flows from financing activities
  Proceeds from exercise of options & warrants                      --               55,200
  Collection of subscription receivable                             --               20,084
  Proceeds from notes payable to related parties                    --              522,740
  Change on bank overdraft                                     (96,872)             429,384
  Proceeds from bank credit line, net                          721,996              771,151
  Proceeds from notes payable                                2,963,075              597,091
  Payments on note payable                                    (124,930)            (925,261)
                                                       ---------------      ---------------
  Net cash provided by financing activities                  3,463,269            1,470,389
                                                       ---------------      ---------------
Net cash provided by discontinued operations                        --            4,093,883
                                                       ---------------      ---------------
Net change in cash                                             167,546               10,276
Cash at beginning of year                                       10,276                   --
                                                       ---------------      ---------------
Cash at end of year                                    $       177,822      $        10,276
                                                       ===============      ===============
Cash paid during the year for:
  Interest                                             $        10,628      $       334,447
                                                       ===============      ===============


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

Revenue Recognition. Revenue is derived primarily from machining of oil field drilling parts, components and tools for Shumate customers. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Orders may not be returned by customers due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. All orders are tested by Excalibur against the customer's order specifications prior to shipment. Customer requests for rework and customer rejection of shipments has been historically low.

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

                                               2004              2003
                                          --------------    --------------
Net Income (loss) as reported             $    1,184,015    $  (13,958,611)
Add:  stock based compensation
      determined under intrinsic
      value method                                    --                --
Less: stock based compensation
      determined under fair value-
      based method                                (7,959)               --
                                          --------------    --------------
   Pro forma income (loss)                $    1,176,056    $  (13,958,611)
                                          ==============    ==============
Basic and diluted net income
      (loss) per common share:
   As reported                            $          .07    $         (.89)
   Pro forma                              $          .07              (.89)

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


NOTE 5 - NOTES PAYABLE - STILLWATER NATIONAL BANK

      $1,100,000 line of credit with Stillwater National Bank, expired on April
      15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus two percent. This
      credit line is in default.                                                    $ 1,100,000


      $550,000 line of credit with Stillwater National Bank, expired on April
      15, 2004, secured by a first priority security interest in the accounts receivables, inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The line of credit bears interest at a rate equal to the prime rate plus two percent. This
      credit line is in default.                                                        550,000

      $1,000,000 line of credit with Stillwater National Bank. It was issued on
      September 29, 2004 and expired on January 15, 2005. Outstanding balances earn interest at the national prime rate average plus 2 percent which is due monthly, and are secured by substantially all assets of Excalibur and its subsidiaries. The Shumate outstanding balance may not exceed 80% of eligible trade receivables and 50% of qualified inventory. This credit
      line is in default.                                                               721,996

      September 29, 2004, loan agreement with Stillwater National Bank, which provided a $2,450,000 term note. The term loan is due January 15, 2005, and is secured, along with the line of credit and other indebtedness to
      Stillwater, by a first priority security interest in the inventory, equipment, general intangibles, and all other property of Excalibur and that of our subsidiaries. The term loan also bears interest at a rate equal to the prime rate plus two percent. The term loan requires interest
      only payments until its maturity. This note is in default.                      2,450,000

      During the first and second quarter of 2004, the Bank line of credit was increased by $500,000 and an additional term loan of $500,000 was added, at prime plus two percent of interest, secured by substantially all
      assets. This note is in default.                                                  500,000

      Installment note payable to Stillwater National Bank, secured by substantially all assets, payable in monthly installments of $61,255 beginning May 2003 including interest at prime plus 2%, with a balloon payment of remaining amounts on April 15, 2006. No principal payments were
      made during 2004. This note is in default.                                      3,500,000

      Term note payable to Stillwater National Bank, due on December 30, 2003.
      The balance was reduced by $22,396 during 2004 by a credit of proceeds
      from liquidation. This note is in default.                                        190,419
                                                                                    -----------
      Total                                                                         $ 9,012,415
                                                                                    ===========

NOTE 6 - ACCRUED LIABILITIES

Accrued expenses as of December 31, 2004 included the following:


      Accrued interest                                                              $ 1,235,501
      Payroll taxes and estimated penalties                                             663,118
      Unpaid Salaries                                                                   608,118
      Sales and property taxes                                                           60,917
      Other                                                                              50,559
                                                                                    -----------
      Total accrued liabilities                                                     $ 2,618,213
                                                                                    ===========


NOTE 7 - NOTES PAYABLE

      Notes due to various parties. Interest up to 12%.
      No collateral. Notes are past due.                                            $   402,233

      Capitalized Leases due to Wells Fargo Leasing Corp.,
      collateralized by equipment, due in monthly installments
      of $6,742, with interest at 10%.                                                   44,998

      Capitalized Lease on furniture due to Star Furniture,
      due in monthly installments of $557, collateralized by
      furniture, with interest at 18%.                                                    7,265

      Note payable to an insurance company, in 22 bi-weekly
      installments of $1,040, unsecured, including interest
      at 6%                                                                              21,038

      Note Payable to an insurance company, in 8 monthly
      installment of $5,809, unsecured, including
      interest at 0.5%        5,809
                                                                                    -----------
      Total                                                                         $   481,343
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

Warrants
--------
During 2003, a third party transferred 405,000 existing Excalibur warrants with a $1 exercise price to Excalibur directors and officers as an inducement for the directors and officers to make unsecured loans to Excalibur. The transfer did not result in an entry to the books of Excalibur.

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


NOTE 16 - NON-CASH TRANSACTIONS ON STATEMENT OF CASH FLOWS

                                                              2004             2003
                                                          -----------      -----------
Non-cash transactions:
      Debt reclassify from credit line to term note       $        --      $ 1,777,647
      Notes payable converted to common stock                      --          350,000
      Shares issued for accounts payable                        3,120                -
      Net Tulsa assets transferred to Stillwater
           for reduction of debt                                   --          259,068
      Stillwater loan fees added to note balance                   --          156,496
      Prior Year Deposit applied to equipment purchase         55,000               --
      Balance due to vendor for equipment purchase            171,120               --

NOTE 17 - SUBSEQUENT EVENTS

On March 1, 2005, Stillwater National Bank loaned Shumate Machine Works $100,000 to pay off the remaining balance of a computer controlled lathe to a vendor.


NOTE 18 - SUBSEQUENT EVENTS - BANKRUPTCY

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

On June 28, 2005, Stillwater amended Schedule A to the loan commitment it issued to Excalibur, pursuant to which $100,000 the proceeds of an amended and restated term note in the amount of $3,365,000 will be applied to purchase the capital stock of Shumate, and Stillwater verbally advised Excalibur that it intended to allow Excalibur to purchase the capital stock of Shumate for $100,000 as part of the restructuring. On August 10, 2005, Stillwater advised Excalibur in writing that it intended to allow Excalibur to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

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