Form 10QSB/A
period 2005-03-31
EXCALIBUR INDUSTRIES INC
filed 2005-08-30
CIK 1085254

================================================================================

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
                                                             ==========

Shumate is the only entity in the Consolidated Financial Statements with operations. By way of its 100% ownership of Shumate, all amounts in the March 31, 2005 Consolidated Balance Sheet and the Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 are also those of Excalibur Holdings.

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

      On June 28, 2005, Stillwater amended Schedule A to the loan commitment it issued to us, pursuant to which $100,000 the proceeds of an amended and restated term note in the amount of $3,365,000 will be applied to purchase the capital stock of Shumate Machine Works, and Stillwater verbally advised us that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring. On August 10, 2005, Stillwater advised us in writing that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

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

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                        Three Months Ended   Three Months Ended
                                             March 31,          March 31,
                                        ------------------   ------------------
                                               2005               2004
                                               ----               ----

Net sales                                      100.0%             100.0%
Cost of sales                                  104.6              106.2
                                               -----              -----

Gross profit                                    (4.6)              (6.2)

Selling, general and administrative             33.8               39.9
Depreciation and Amortization                    6.1               13.0
Bad Debt Expense                                 1.6                 --
Research and Development                         5.0                5.5
                                               -----              -----

Operating income (loss)                        (51.1)%            (64.6)%
                                               =====              =====

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      On addition, on November 7, 2003, Dwayne Lewis, the former Chief Operating Officer of our Tulsa-based companies, filed suit in District Court in Tulsa County, Oklahoma, naming us and Matthew Flemming, William Stuart, Earl Swift and Frank Marshik as defendants. The action is a counterclaim in response to the September 15, 2003 civil suit filed by Matthew Flemming naming Dwayne Lewis as a defendant. The Lewis counter claim seeks damages of not less than $10,000 and alleges that we breached the October 3, 2002 separation agreement between the company and Dwayne Lewis. In August 2004, the District court in Tulsa County, Oklahoma granted our motion to compel arbitration and stayed the Lewis counter claim until such time as any arbitration is completed. Mr. Lewis has not filed for arbitration hearing under the American Arbitration Association rules governed under the separation agreement as of this time. We believe that Mr. Lewis' claims are baseless and without merit and we intend to continue to defend against them vigorously.

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

      On June 28, 2005, Stillwater amended Schedule A to the loan commitment it issued to us, pursuant to which $100,000 the proceeds of an amended and restated term note in the amount of $3,365,000 will be applied to purchase the capital stock of Shumate Machine Works, and Stillwater verbally advised us that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring. On August 10, 2005, Stillwater advised us in writing that it intended to allow us to purchase the capital stock of Shumate for $100,000 as part of the restructuring.

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

      (b)   None.

ITEM 6 - EXHIBITS

Item No.   Description                                            Method of Filing
--------   -----------                                            ----------------
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


                                     EXCALIBUR INDUSTRIES, INC.


August 30, 2005                      /s/ Larry C. Shumate
                                     -------------------------------------------
                                     Larry C. Shumate
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

August 30, 2005                      /s/ Matthew C. Flemming
                                     -------------------------------------------
                                     Matthew C. Flemming
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)