Form 10QSB
period 2005-09-30
SHUMATE INDUSTRIES INC
filed 2005-11-17
CIK 1085254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                    ------------  ------------

                         Commission File No.: 000-30291


                            SHUMATE INDUSTRIES, INC.

                      (formerly Excalibur Industries, Inc.)
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

                    Issuer's telephone number: (936) 441-5100
                                              ---------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2005, 11,028,295 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                            SHUMATE INDUSTRIES, INC.
                      (formerly Excalibur Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $    168,376
     Accounts receivable, net of allowance
             for doubtful accounts of $75,000                             1,027,952
     Inventory                                                              139,300
     Other current assets                                                    44,486
                                                                       ------------
           Total current assets                                           1,380,114
                                                                       ------------
Fixed assets, net of accumulated depreciation of $1,325,710               1,774,933
Prepaid patent costs                                                         24,667
Deposits                                                                     30,340
                                                                       ------------
           Total assets                                                $  3,210,054
                                                                       ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Bank overdraft                                                    $  1,929,633
     Accounts payable                                                       342,788
     Accrued expenses                                                     2,703,103
     Notes payable                                                          353,946
     Notes payable-Stillwater National Bank                              10,047,340
     Notes payable- related parties                                       1,095,799
     Pre-petition liabilities of bankrupt subsidiary                      1,837,295
                                                                       ------------
           Total current liabilities                                     18,309,904
                                                                       ------------
Commitments and contingencies                                                    --
Stockholders' deficit:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
           no shares issued or outstanding                                       --
     Common stock, $.001 par value, 50,000,000 shares authorized,
          6,718,747 shares issued and outstanding                             6,719
     Additional paid in capital                                           8,580,564
     Accumulated deficit                                                (23,687,133)
                                                                       ------------
           Total stockholders' deficit                                  (15,099,850)
                                                                       ------------
        Total liabilities and stockholders' deficit                    $  3,210,054
                                                                       ============

                            SHUMATE INDUSTRIES, INC.
                      (formerly Excalibur Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      For the three months ended     For the nine months ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                         2005           2004            2005          2004
                                      -----------    -----------    -----------    -----------
REVENUE                               $ 1,309,232    $   729,619    $ 3,366,645    $ 2,526,753
                                      -----------    -----------    -----------    -----------
COST OF SALES
   Depreciation                            59,411        111,704        177,742        328,613
   Other cost of sales                  1,107,758      1,149,983      3,408,564      3,107,831
                                      -----------    -----------    -----------    -----------
   Total cost of sales                  1,167,169      1,261,687      3,586,306      3,436,444
                                      -----------    -----------    -----------    -----------
GROSS INCOME (LOSS)                       142,063       (532,068)      (219,661)      (909,691)
                                      -----------    -----------    -----------    -----------
OPERATING EXPENSES:
Selling, general and administrative       457,848        258,911      1,463,856      1,027,629
   Depreciation                             7,159          6,393         18,650         18,589
   Bad debt expense                        42,479             --         59,499             --
   Research and development               264,314         27,029        436,186        105,531
                                      -----------    -----------    -----------    -----------
   Total operating expenses               771,800        292,333      1,978,191      1,151,749
                                      -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                     (629,737)      (824,401)    (2,197,852)    (2,061,440)
                                      -----------    -----------    -----------    -----------
DEBT FORGIVENESS INCOME                        --      5,218,883             --      5,218,883
INTEREST EXPENSE                         (341,173)      (185,953)      (942,931)      (742,498)
                                      -----------    -----------    -----------    -----------
NET INCOME (LOSS)                     $  (970,910)   $ 4,208,529    $(3,140,783)   $ 2,414,945
                                      -----------    -----------    -----------    -----------
BASIC AND DILUTED NET INCOME
 (LOSS) PER SHARE                     $     (0.14)   $      1.73    $     (0.67)   $      0.99
                                      -----------    -----------    -----------    -----------
WEIGHTED AVERAGE SHARES USED IN
   COMPUTING INCOME (LOSS) PER
   COMMON SHARE                         6,718,747      2,433,247      4,654,775      2,432,622
                                      -----------    -----------    -----------    -----------

                            SHUMATE INDUSTRIES, INC.
                      (formerly Excalibur Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                           For the nine months ended
                                                                 September 30,
                                                          --------------------------
                                                             2005           2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(3,140,783)   $ 2,414,945
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Debt forgiveness income                                     --     (5,218,883)
       Amortization and depreciation                          196,392        347,202
       Loss on disposal of fixed assets                            --          2,860
       Bad debt expense                                        59,499             --
       Common stock issued for services                        29,999             --
       Changes in:
           Accounts receivable                               (420,385)      (297,027)
           Inventory                                           (5,696)       (56,802)
           Other assets                                       (11,502)         5,252
           Accounts payable                                   114,768       (128,342)
           Accrued expenses                                   786,490        656,236
                                                          -----------    -----------
       Net cash used in operating activities               (2,391,218)    (2,274,559)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in patent                                       (24,667)            --
   Purchase of fixed assets                                  (185,442)      (291,527)
                                                          -----------    -----------
       Net cash used in operating activities                 (210,109)      (291,527)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change from bank overdraft                           1,597,121      2,020,616
   Net change from bank credit line, net                       22,392             --
   Proceeds from bank term loan                             1,100,000        750,145
   Payments on note payable                                  (127,632)       (52,950)
                                                          -----------    -----------
     Net cash provided by financing activities              2,591,881      2,717,811
                                                          -----------    -----------
      NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (9,446)       151,725
   CASH AND CASH EQUIVALENTS, beginning of period             177,822         10,277
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                  $   168,376    $   162,002
                                                          ===========    ===========
Supplemental disclosures:
   Cash paid for income taxes                             $        --    $        --
   Cash paid for interest                                          --             --

                            SHUMATE INDUSTRIES, INC.
                      (formerly Excalibur Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. (the "Company") (formerly Excalibur Industries, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - PRE-PETITION LIABILITIES OF BANKRUPT SUBSIDIARY

On March 9, 2005, Excalibur Holdings, Inc. ("Excalibur Holdings"), a wholly-owned subsidiary of the Company and the parent corporation of Shumate Machine Works, Inc. ("Machine"), filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Machine became the sole asset of the bankruptcy estate. The capital stock of Machine has been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank ("Stillwater").

On April 20, 2005, the Court granted Stillwater's motion for relief from stay so as to permit Stillwater to exercise any and all rights and remedies it may have with respect to the capital stock of Machine held by Excalibur Holdings, including, but not limited to, exercising any rights of foreclosure of said stock. On April 28, 2005, Stillwater gave notice of its intention to dispose of the capital stock of Machine in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. On October 19, 2005, Stillwater transferred the capital stock of Machine to the Company as part of the reorganization of the Company. See Note 4 below.

Pre-petition liabilities of the bankrupt subsidiary, Excalibur Holdings consist of the following as of September 30, 2005:

                  Accounts payable                  $  687,028
                  Accrued expenses                   1,063,035
                  Notes payable                         87,232
                                                    ----------
                  Total                             $1,837,295
                                                    ==========

Machine is the only entity in the Consolidated Financial Statements with operations. By way of its 100% ownership of Machine, all amounts in the September 30, 2005 Consolidated Balance Sheet and the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 are also those of Excalibur Holdings.

The accompanying consolidated financial statements, which include the financial statements of Excalibur Holdings, have been prepared assuming that the Company will continue as a going concern. As noted above, Excalibur Holdings is in bankruptcy, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset or liability amounts that might be necessary if Excalibur Holdings is unable to continue as a going concern.

NOTE 3 -COMMON STOCK

On April 29, 2005, the Company adopted its 2005 Stock Incentive Plan (the "Plan"). The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On May 11, 2005, the Company granted restricted stock awards for 29,998,500 shares of common stock (4,285,500 post split shares) under the Plan, including restricted stock awards of 27,650,000 shares (3,950,000 post split shares) to its officers and directors. Under the terms of the restricted stock awards, the shares do not vest unless and until the Company closes a plan of reorganization between the Company, its subsidiaries, certain affiliated parties, and Stillwater, with respect to the restructuring of various notes issued to Stillwater. This restructuring was completed on October 19, 2005.

In connection with the recapitalization of the Company in October 2005 (see note
4), the Company effectuated a 1-for-7 reverse stock split of its then outstanding shares of common stock. All shares in this filing have been adjusted to account for the reverse split.

NOTE 4 - SUBSEQUENT EVENT

On October 19, 2005, the Company completed a restructuring with Stillwater. The restructuring resulted in a significant reduction of the Company's outstanding debt and provides it with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or "recapitalization plan," which consisted of the following:

      o an agreement to amend and restate a series of notes issued to Stillwater into one term note;

      o the extension of the Company's current line of credit with Stillwater;

      o     the issuance of a convertible note to Stillwater;

      o the issuance of a note by the Company's Chief Financial Officer to advance funds to purchase shares of the Company's common stock for $250,000;

      o the conversion of a portion of the Company's debt to Stillwater into 20% of the Company's then-outstanding common stock after giving effect to the restructuring;

      o     the Company's acquisition of the capital stock of Machine;

      o     a release from Stillwater for any indebtedness not covered above;

      o the exchange of the Company's outstanding unsecured notes, including principal and accrued interest, for shares of the Company's common stock; and

      o the grant of restricted stock awards to the Company's executive officers, in return for their personal guarantees on new bank debt, and to the Company's non-employee directors.

      In addition, in connection with the recapitalization, the Company changed its name to "Shumate Industries, Inc." and effectuated a 1-for-7 reverse stock split of its then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of the Company's 2005 Stock Incentive Plan, and the re-election of its directors were all approved at a special meeting of its stockholders on October 19, 2005.

      The recapitalization plan consisted of the following transactions (the "restructuring transactions"):

      1. Amended and Restated Term Note. Stillwater has amended and restated a series of notes in the current aggregate principal amounts of approximately $9,413,000 into an amended and restated note in the principal amount of approximately $5,600,000. The amended and restated note requires interest only payments for the six months following closing, and thereafter, requires the Company to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 120 months. The amended and restated note is due and payable 30 months after closing, at which time, the Company will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of the Company's existing and future assets. The proceeds of this note were applied as follows: $303,000 to purchase machines from the Company's President and Chief Executive Officer, and from a former director; $100,000 to purchase the capital stock of Shumate; and the remainder was applied to the Company's existing indebtedness to Stillwater.

      2. Revised Line of Credit. Stillwater has extended the Company's current revolving line of credit in an amount of up to $1,000,000 for one year. The initial balance on the line of credit is the balance of the Company's existing line of credit with Stillwater, less the excess transferred to the amended and restated note. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of the Company's existing and future assets.

      3. Convertible Note. The Company issued a convertible note in the principal amount of $2,500,000 to Stillwater. The principal and accrued interest on the convertible note is convertible, at Stillwater's option, into shares of the Company's common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into the Company's common stock. Interest on the convertible note accrues from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, the Company is obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of the Company's assets. The Company has agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that it may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      4. Conversion of Prior Bank Debt. Stillwater has exchanged $2,368,000 of the Company's outstanding indebtedness to Stillwater for 2,368,000 newly issued of shares of the Company's common stock (on a post reverse-split basis), representing not less than 20% of the outstanding shares of the Company's common stock after giving effect to the restructuring. The Company has agreed to include these shares of common stock on any eligible registration statement that it may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      5. Releases. Stillwater has released the Company and its Chief Financial Officer from their respective obligations of the prior debt to Stillwater, except to the extent that such prior debt is amended and restated, issued, or guaranteed as set forth above.

      6. Unsecured Note Exchange Offer. The Company's unsecured noteholders have exchanged all of their outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, for approximately 1,691,310 newly issued shares of the Company's common stock (on a post reverse-split basis), representing approximately 14.61% of the outstanding shares of the Company's common stock after giving effect to the restructuring.

      7. Restricted Stock Awards. The Company's board of directors have granted restricted stock awards of approximately 3,950,000 shares of newly issued common stock (on a post reverse-split basis) to its executive officers and non-employee directors, representing approximately 34.12% of the outstanding shares of the Company's common stock after giving effect to the restructuring. These shares vested on the closing of the restructuring, as did restricted stock awards of 335,500 shares previously issued to non-management employees and consultants.

      As part of the restructuring, Stillwater loaned $350,000 to the Company's Chief Financial Officer to purchase an aggregate of 250,000 newly issued shares (post reverse stock split) of the Company's common stock, representing approximately 2.16% of its outstanding common stock after giving effect to the restructuring, for a total purchase price of $250,000. The balance was applied to the existing personal indebtedness of the Chief Financial Officer to Stillwater of approximately $10,000,000 under a personal guarantee of the Company's indebtedness to Stillwater. Stillwater has released the Chief Financial Officer from the remainder of his personal guarantee.

      In addition, Stillwater has issued a commitment to lend the Company funds to settle an existing IRS lien against the Company, and the Company has agreed to issue a term note in the amount equal to such settlement amount, which is estimated to be approximately $250,000. This note shall require the Company to make 48 equal monthly payments in an amount sufficient to fully amortize principal and interest on this note over 48 months. This note will be due and payable 48 months after closing, at which time, the Company will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of the Company's existing and future assets. Each of the Company's executive officers has agreed to personally guarantee a portion of this note. This note will be consummated upon the Company's reaching settlement with the IRS.

      As set forth in Note 2 above, on April 28, 2005, Excalibur Holdings, the bankrupt subsidiary of the Company and holder of 100% of the common stock of Machine, received notice from Stillwater National Bank that Stillwater intended to dispose of the capital stock of Machine in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. As part of the restructuring, Stillwater transferred 100% of the capital stock of Machine to the Company.

      A complete description of the restructuring plan is set forth in the Company's definitive proxy statement for the special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

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

      The diverse line of products we manufacture for our customers includes the following:

      o t 6 12 Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications

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

Reorganization

      On October 19, 2005, we completed a restructuring of our company, Shumate Industries, Inc. (formerly known as Excalibur Industries, Inc.). The restructuring resulted in a significant reduction of our outstanding debt and provides us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or "recapitalization plan," which consists of the following: o an agreement to amend and restate a series of notes issued to Stillwater National Bank, or Stillwater, into one term note;

      o     the extension of our current line of credit with Stillwater;

      o     the issuance of a convertible note to Stillwater;

      o the issuance of a note by our Chief Financial Officer to Stillwater to advance funds to purchase shares of our common stock for $250,000;

      o the conversion of a portion of our debt to Stillwater into 20% of our then-outstanding common stock after giving effect to the restructuring;

      o our reacquisition of the capital stock of our operating subsidiary, Shumate Machine Works;

      o     a release from Stillwater for any indebtedness not covered above;

      o the exchange of our outstanding unsecured notes, including principal and accrued interest, for our common stock; and

      o the vesting of restricted stock awards granted to our executive officers, in return for their personal guarantees on new bank debt, and to our non-employee directors.

      In addition, in connection with the recapitalization, we changed our name to "Shumate Industries, Inc." and effectuated a 1-for-7 reverse stock split of our then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of our 2005 Stock Incentive Plan, and the re-election of our directors were all approved at a special meeting of our stockholders on October 19, 2005.

      The recapitalization plan for achieving our financial goals consisted of the following transactions (the "restructuring transactions"):

      1. Amended and Restated Term Note. Stillwater has amended and restated a series of notes in the current aggregate principal amounts of approximately $9,413,000 into an amended and restated note in the principal amount of approximately $5,600,000. The amended and restated note requires interest only payments for the six months following closing, and thereafter, requires us to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 120 months. The amended and restated note is due and payable 30 months after closing, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. The proceeds of this note were applied as follows: $303,000 to purchase machines from Larry C. Shumate, our President and Chief Executive Officer, and from A. Earl Swift, a former director; $100,000 to purchase the capital stock of Shumate Machine Works; and the remainder was applied to our existing indebtedness to Stillwater.

      2. Revised Line of Credit. Stillwater has extended our current revolving line of credit in an amount of up to $1,000,000 for one year. The initial balance on the line of credit is the balance of our existing line of credit with Stillwater, less the excess transferred to the amended and restated note. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

      3. Convertible Note. We issued a convertible note in the principal amount of $2,500,000 to Stillwater. The principal and accrued interest on the convertible note is convertible, at Stillwater's option, into shares of our common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note accrues from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, we are obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our assets. We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      4. Flemming Note. Stillwater has loaned $350,000 to our Chief Financial Officer, Matthew C. Flemming, to purchase an aggregate of 250,000 newly issued shares (post reverse stock split) of our common stock, representing approximately 2.16% of our outstanding common stock after giving effect to the restructuring, for a total purchase price of $250,000. The balance was applied to the existing personal indebtedness of Mr. Flemming to Stillwater of approximately $10,000,000 under a personal guarantee of our indebtedness to Stillwater. Stillwater has released Mr. Flemming from the remainder of his personal guarantee.

      5. Conversion of Prior Bank Debt. Stillwater has exchanged $2,368,000 of our outstanding indebtedness to Stillwater for 2,368,000 newly issued of shares of our common stock (on a post reverse-split basis), representing not less than 20% of the outstanding shares of our common stock after giving effect to the restructuring. We have agreed to include these shares of common stock on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

      6. Releases. Stillwater has released us and our Chief Financial Officer, Matthew C. Flemming, from our respective obligations of the prior debt to Stillwater, except to the extent that such prior debt is amended and restated, issued, or guaranteed as set forth above.

      7. Unsecured Note Exchange Offer. Our unsecured noteholders have exchanged all of our outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, for approximately 1,691,310 newly issued shares of our common stock (on a post reverse-split basis), representing approximately 14.61% of the outstanding shares of our common stock after giving effect to the restructuring.

      8. Restricted Stock Awards. Our board of directors have granted restricted stock awards of approximately 3,950,000 shares of newly issued common stock (on a post reverse-split basis) to our executive officers and our non-employee directors, representing approximately 34.12% of the outstanding shares of our common stock after giving effect to the restructuring. These shares vested on the closing of the restructuring.

      In addition, Stillwater has issued a commitment to lend us funds to settle an existing IRS lien against us, and we have agreed to issue a term note in the amount equal to such settlement amount, which we estimate will be approximately $250,000. The Third Note shall require us to make 48 equal monthly payments in an amount sufficient to fully amortize principal and interest on the Third Note over 48 months. The Third Note will be due and payable 48 months after closing, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note shall bear interest at a rate equal to the prime rate plus two percent, and it shall be secured by a first priority security interest in all of our existing and future assets. Each of our executive officers, Larry C. Shumate, Matthew C. Flemming, and Russell T. Clark, have agreed to personally guarantee a portion of the Third Note. The Third Note will be consummated upon our reaching settlement with the IRS.

      As previously reported on a current report on Form 8-K, on April 28, 2005, Excalibur Holdings, our bankrupt subsidiary and holder of 100% of the common stock of Shumate Machine Works, Inc., our sole operating subsidiary, received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. As part of the restructuring, Stillwater transferred 100% of the capital stock of Shumate Machine Works, Inc. to us.

      A complete description of the restructuring plan is set forth in our definitive proxy statement for the special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

Bankruptcy of Excalibur Holdings, Inc.

      On March 9, 2005, we discontinued the operations of Excalibur Holdings, Inc., our wholly-owned subsidiary and the parent corporation of Shumate Machine Works, Inc., and Excalibur Holdings filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. Excalibur Holdings identified an aggregate amount of approximately $13,600,000 in liabilities on its debtor schedules in the bankruptcy proceeding, of which approximately $11,783,000 reflected amounts owed to Stillwater that were guaranteed by Shumate Industries and Shumate Machine Works. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine Works, Inc. became the sole asset of the bankruptcy estate. The capital stock of Shumate Machine Works had been pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater National Bank.

      On March 11, 2005, Stillwater National Bank filed a motion for abandonment with the Bankruptcy Court, requesting that the Bankruptcy Court to order the Bankruptcy Trustee to abandon the capital stock of Shumate Machine. Concurrently therewith, Stillwater National Bank filed with the Bankruptcy Court a motion for relief of the automatic stay resulting from the bankruptcy filing so that Stillwater National Bank could pursue all available remedies in connection with Excalibur Holdings' stock in Shumate Machine.

      On April 20, 2005, the Bankruptcy Court granted Stillwater National Bank's motion for relief from stay and ordered that the automatic stay is lifted, modified, and annulled so as to permit Stillwater to exercise any and all rights and remedies it may have with respect to the capital stock of Shumate Machine held by Excalibur Holdings, including, but not limited to, exercising any rights of foreclosure of said stock.

      On October 19, 2005, Stillwater transferred the capital stock of Shumate Machine to us as part of our reorganization, as set forth above.

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

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the three and nine months ended September 30, 2005 are those of the continuing operations of Shumate Industries which includes Shumate Machine Works on a consolidated basis. The results of operations set forth below for the three and nine months ended September 30, 2004 are those of the continuing operations of Shumate Industries, Excalibur Holdings, and Shumate Machine Works on a consolidated basis.

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                 Three Months Ended    Nine Months Ended
                                   September 30,          September 30,
                                 -----------------     -----------------
                                  2005       2004       2005       2004
                                 ------     ------     ------     ------
Net sales                         100.0%     100.0%     100.0%     100.0%
Cost of sales                     (89.1)    (172.9)    (106.5)    (136.0)
                                 ------     ------     ------     ------
Gross profit (loss)                10.9      (72.9)      (6.5)     (36.0)

Selling, general and
administrative                    (34.9)     (35.5)     (43.5)     (40.7)
Depreciation                        (.6)       (.9)       (.5)       (.7)
Bad debt expense                   (3.3)      --         (1.8)      --
Research and development          (20.2)      (3.7)     (13.0)      (4.2)
                                 ------     ------     ------     ------
Operating income (loss)           (48.1)%     (113)%    (65.3)%    (81.6)%

Results of Operations

      Comparison of Three Months Ended September 30, 2005 and 2004

      Net sales. Net sales for continued operations increased by $579,613, or an increase of 79.4%, to $1,309,232, for the three months ended September 30, 2005, from $729,619 for the three months ended September 30, 2004. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces. This increased demand resulted in higher volumes and higher pricing of the products and components that Shumate manufactures during the third quarter of 2005.

      Cost of Sales. Cost of sales for continued operations decreased by $94,518, or 7.5% to $1,167,169, for the three months ended September 30, 2005, from $1,261,687 for the three months ended September 30, 2004. As a percentage of net sales, cost of sales decreased to 89.1% of net sales for the three months ended September 30, 2005 versus 172.9% of sales for the three months ended September 30, 2004. On an absolute basis, our cost of sales decrease was due to better controls on production wages and overtime charges. The decrease in cost of sales, as a percentage of net sales, resulted from price increases and better control on direct production wages including overtime charges. As a result, we generated a gross profit of $142,063 with a gross profit margin of 10.9%. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

      Selling, general, and administrative. Selling, general and administrative expenses increased by $198,937 to $457,848 for the three months ended September 30, 2005, from $258,911 for the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 35% for the three months ended September 30, 2005, as compared to 35.5% for the comparable period in 2004. Our selling, general, and administrative expenses have increased due to increases in legal and accounting fees, and consulting fees, particularly those in connection with our reorganization, as well as increases in administrative payroll, all of which were partially offset by lower health insurance premiums.

      Operating loss. We incurred an operating loss of $629,737 for the three months ended September 30, 2005, a decrease of $194,664 as compared to an operating loss of $824,401 for the three months ended September 30, 2004. We had smaller operating loss in the third quarter 2005 as compared to the third quarter 2004 primarily from higher revenues from increased pricing, partially offset by more research and development expenses.

      Interest expense. Interest expense increased by $155,220 to $341,173 for the three months ended September 30, 2005, from $185,953 for the three months ended September 30, 2004. Our interest expense increase resulted primarily from increased borrowings from our senior lender partially offset by pay offs of leases. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans.

      Provision for income taxes. We incurred operating losses for the nine months ended September 30, 2005 and 2004. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Comparison of Nine Months Ended September 30, 2005 and 2004

      Net sales. Net sales for continued operations increased by $839,892, or an increase of 33.2%, to $3,366,645 for the nine months ended September 30, 2005 from $2,526,753 for the nine months ended September 30, 2004. This increase in sales results primarily from overall increased demand for oil and gas drilling products and components that Shumate produces. This increased demand resulted in higher volumes and higher pricing of the products and components that Shumate manufactures during the first three quarters of 2005.

      Cost of Sales. Cost of sales for continued operations increased by $149,862, or an increase of 4.4%, to $3,586,306 for the nine months ended September 30, 2005 from $3,436,444 for the nine months ended September 30, 2004. As a percentage of net sales, cost of sales decreased to 106.5% of net sales for the nine months ended September 30, 2005 versus 136% for the nine months ended September 30, 2004. On an absolute basis, our cost of sales increased due to higher sales volumes resulting in increased materials and production wage expenses. The decrease in cost of sales, as a percentage of net sales, resulted from price increases and better control on direct production wages including overtime charges. While we reduced our cost of sales as a percentage of sales, we are still operating at a gross loss for the year to date, as we did not generate enough sales to support our costs of sales over that period. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for the products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will lead to better pricing and improved gross margins.

      Selling, general, and administrative. Selling, general and administrative expenses increased by $436,227 to $1,463,856 for the nine months ended September 30, 2005, from $1,027,629 for the nine months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 43.5% for the nine months ended September 30, 2005 as compared to 40.7% for the comparable period in 2004. Our selling, general, and administrative expenses have increased due to increases in legal and accounting fees, and consulting fees, particularly those in connection with our reorganization, as well as increases in administrative payroll, all of which were partially offset by lower health insurance premiums.

      t 6 0 Operating loss. We incurred an operating loss of $2,197,852 for the nine months ended September 30, 2005, an increase of $136,412 as compared to an operating loss of $2,061,440 for the nine months ended September 30, 2004. We had a larger operating loss in 2005 as compared to 2004 primarily because of higher general and administrative expenses, research and development expenses, and bad debt expense, all of which were partially offset by higher revenues and lower depreciation expenses.

      Interest expense. Interest expense increased by $200,433 to $942,931 for the nine months ended September 30, 2005 from $742,498 for the nine months ended September 30, 2004. Our interest expense increase resulted from significantly increased bank debt partially offset by paid off leases. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans. (NTD: No bankruptcy inflection during sept. year over year)

      Provision for income taxes. We incurred operating losses for the nine months ended September 30, 2005 and 2004. While we have generated net income in 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at September 30, 2005 was $16,929,790. We had cash of $168,376 and a bank overdraft of $1,929,633 as of September 30, 2005, compared to having cash of $162,002 at September 30, 2004. The difference results primarily from additional borrowings under our Stillwater credit facility.

      We used $2,391,218 of net cash in operating activities for the nine months ended September 30, 2005, compared to using $2,274,559 in the nine months ended September 30, 2004. Cash used in operating activities is primarily due to operating losses as well as increases in accounts receivable, inventory, and other assets. These amounts were offset by non-cash charges for amortization and depreciation, bad debt expense, and common stock issued for services and by increases in accounts payables and accrued expenses.

      Net cash flows used in investing activities was $210,109 for the nine months ended September 30, 2005, compared to using $291,527 in the nine months ended September 30, 2004. Cash of $11,120 was generated from for a rebate on the purchase of fixed assets while $196,562 was used for the purchase of property and equipment and $24,667 was used for investment in patent.

      Net cash flows provided by financing activities were $2,591,881 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $2,717,811 in the nine months ended September 30, 2004. This increase in net cash provided by financing activities is primarily due to an increase in our bank overdraft and a new bank term loan, and reduced by payments on notes payable.

Bank Credit Facility

      The primary source of our financing has been our credit facility with t 6 0 Stillwater National Bank. As set forth above under the heading
"Reorganization" and as more fully described in our definitive proxy statement for the special meeting of stockholders, which has been filed with the Securities and Exchange Commission, we have restructured our credit facility with Stillwater National Bank.

Capital Requirements

      As of the date of this report, as set forth above, we have restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in pricing for our oil and gas drilling products and components which allowed us to generate a gross profit in the third quarter of 2005. Even with these improvements in our capital structure and results of operations, we are still operating on a net loss basis, and we will need to continue to service our restructured debt obligations from our continuing operations. We believe that we may be able to fund our operations, working capital requirements, and new debt service requirements for the next twelve months through cash flows generated from operations, but this will depend on whether we can continue to improve our generation of revenues and our gross profit margins, and it is possible that our cash flows from operations may not be sufficient to fund these requirements. As of the closing of the reorganization, we have approximately $100,000 of additional borrowings available to us under our line of credit, and with additional receivables growth, this amount could increase to up to $200,000.

      We continue to seek equity financing and/or debt financing in the form of a private placement or public offering to provide additional working capital so that we can have sufficient working capital to fund our operations, working capital requirements, and debt service requirements in the event that our cash flows from operations are unable to do so. In addition, we are seeking additional working capital to allow us to strategically expand our business by seeking new product lines that complement our core business of machining and manufacturing energy field service products. We have initiated a formal search program for technology-oriented products targeted in complementary markets segments, including oil & gas field services, pipeline and transportation, process and fluid management controls, refining, and maintenance services for these areas. However, such additional financing has not been available to us, and it may continue to be unavailable to us, when and if needed, on acceptable terms or at all.

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

      In addition to the recent recapitalization, we anticipate reduced overhead costs from further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The reorganization, debt restructuring, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability. However, it is possible that none of these steps will be completed and that we may never return to profitability.

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

      On January 13, 2004, TW Consulting, Inc., who sold substantially all of its assets to Excalibur Aerospace, filed suit in the District Court of Tulsa County, Oklahoma, naming William Stuart, our former Chief Executive Officer, and Matthew Flemming, our Chief Financial Officer in connection with their personal guarantees of Excalibur debt issued in connection with the acquisition of the TW Consulting assets. On or about March 9, 2004, Stillwater National Bank and Trust notified us that it had purchased these notes and the related lawsuit claims from TW Consulting. These lawsuit claims were settled as part of the restructuring plan with Stillwater.

      On February 17, 2004, Stillwater National Bank and Trust Company brought suit in the District Court of Oklahoma County, Oklahoma against Messrs. Stuart and Flemming in connection with their personal guarantees of the notes and revolving credit lines known as the bank credit facility in the amount of $5,043,156.67. These lawsuit claims against us and Mr. Flemming were settled as part of the restructuring plan with Stillwater.

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

      On October 19, 2005, Stillwater transferred the capital stock of Shumate to us as part of our restructuring, as set forth above.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) See our current report on Form 8-K filed on October 26, 2005, as amended on November 7, 2005.

      (b) On October 19, 2005, we effectuated a 1-for-7 reverse stock split of our outstanding common stock.

      (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a) All previous defaults on our credit facility with Stillwater National Bank have been cured as a result of the reorganization. We are currently not in default under any of our credit facilities with Stillwater.

      (b)   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 19, 2005, we held a special meeting of stockholders to approve the following:

            1. The terms of the recapitalization plan, including the issuance of new shares of our common stock in the restructuring transactions.

            2. An amendment to our certificate of incorporation to effectuate a 1-for-7 reverse stock split of our outstanding common stock.

            3. An amendment to our certificate of incorporation to change our name to Shumate Industries, Inc.

            4. The adoption of our 2005 Stock Incentive Plan and the grant of certain restricted stock awards to our officers and directors.

            5.    The election of directors.

      The details of each proposal are set forth in our definitive proxy statement for the special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

      The total number of outstanding shares of common stock entitled to vote at the meeting was 17,032,732 shares, and there were present at the meeting, in person or by proxy, 11,740,601 shares of our common stock, which number constituted a quorum for the meeting. 11,572,461 votes were cast in favor of each of the first four (4) proposals, and 68,140 votes were cast against each of the first four (4) proposals. Holders of no shares indicated that they abstained from voting on these matters and holders of no shares represented at the meeting for other purposes indicated no response on these items.

      With respect to the election of our directors, votes were cast for each of the nominees as follows:

Name                         No. of Votes Cast For         No. of Votes Withheld
----                         ---------------------         ---------------------

Larry C. Shumate                   11,572,461                   68,140
Russell T. Clark                   11,572,461                   68,140
Matthew C. Flemming                11,572,461                   68,140
Francis X. Marshik                 11,572,461                   68,140

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


                                           SHUMATE INDUSTRIES, INC.


November 16, 2005                           /s/ Larry C. Shumate
                                           ------------------------------------
                                           Larry C. Shumate
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

November 16, 2005                          /s/ Matthew C. Flemming
                                           ------------------------------------
                                           Matthew C. Flemming
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)