Form 10KSB
period 2005-12-31
SHUMATE INDUSTRIES INC
filed 2006-03-28
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

SHUMATE INDUSTRIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12060 FM 3083 Conroe, Texas 77301 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (936) 539-9533
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ]

The issuer’s revenues for the most recent fiscal year were $4,964,544.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,770,379 as of March 15, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 8,729,348 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2006, 15,449,727 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: Proxy statement for the issuer’s 2006 annual meeting.

Transitional Small Business Disclosure Format: No.

PART I

Shumate Industries, Inc., including all its subsidiaries, are collectively referred to herein as “Shumate Industries,” “Shumate,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

Overview

Shumate Industries is a Texas based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: contract machining and manufacturing and a valve product line. Shumate seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

We currently employ 54 people at two plants totaling approximately 85,000 square feet in Conroe, Texas, just north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

Contract Machining and Manufacturing - Shumate Machine Works

Our contract machining and manufacturing division, Shumate Machine Works, focuses in the energy field services market. We manufacture products, parts, components, and assemblies for our customers designed to their specifications. We provide state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise to our customers’ research and development, engineering, and manufacturing departments for desired results with their products.

The diverse line of products we manufacture includes the following:

•	Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
•	Blowout preventers and their spare service parts
•	Top drive assemblies, sub-assemblies and their spare service parts
•	Directional drilling products
•	Exploration products for research and development
•	Natural gas measurement equipment, including fittings and valves
•	Control and check valves, and
•	Subsea control equipment.

Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves, and exploration products. Our capabilities include producing large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. We use state of the art, large part CNC equipment in the production of these parts and have developed in-house trade secrets and processes with respect to the manufacture of certain products. We produce complex assemblies, including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration.

Our customers include Baker Hughes, BJ Services Company, Canrig Drilling Technology, a Nabors Industries company, Elmar, a Varco International company, FMC Technologies, Halliburton Energy Services, National Oil Well, Oceaneering Intervention Engineering, Oil States Industrial Hydrotech, R&M Energy Systems, Shell Development, Smith International, Texas Oil Tools, a Varco company, and Weatherford International.

Valve Product Technology - Hemiwedge Valve Corporation

We recently formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. The Hemiwedge® valve is a quarter-turn hemispherical wedge valve, engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

We believe that the patented design of the Hemiwedge® valve combines the benefits of quarter turn valves with the durability of gate valves. The Hemiwedge® valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge.” Operation of the valve rotates the Hemiwedge a quarter turn, moving it between the core and valve seat, thus controlling the flow. We believe that these design features in the combination of the Hemiwedge shut off and stationary core make the Hemiwedge® valve unique.

We believe that the Hemiwedge® valve will offer substantial improvements over currently available valve technologies offered by our competition as well as a great value proposition to future customers as a result of the following improvements:

New cartridge replacement design reduces maintenance downtime and minimizes supply disruptions

Our new top-entry cartridge design has all of the internal parts of the valve affixed to the bonnet. Therefore, once the bonnet is removed with top-entry ease for in-field maintenance, all the internals are removed with the bonnets removal, including the seals. A new pre-certified replacement cartridge can be installed without removing the valve body from its line of service. We believe this represents a substantial decrease in maintenance and service downtime reduction from a few days to a few hours, depending on the application. We also believe this is a significant cost-reduction benefit to users, especially in high-end pipeline or severe service applications, where replacement parts are frequently needed and supply disruption from shutting down a line during service may result in significant costs and loss of revenues.

Reduced failure frequency rates from superior design

We believe many times when valves “break,” it is usually due to leaks caused by leaking seals within a valve. Most ball valves, by example (see “Figure 2”), have more turbulent flow patterns where the fluid within the valve comes into direct contact with the seals during modulation, actuation and service. Our Hemiwedge valve seals (see “Figure 1”) are not placed within the flow path and therefore we believe our valve is more durable, lasts longer, and will not encounter seal damage as frequently as currently available valve products as a result of its protected sealing surfaces. We believe that this product advantage will be more evident in severe and critical service applications.

Figure 1, shows the transition between on and off in a HEMIWEDGE Valve. This demonstrates how the stationary core and moving HEMIWEDGE guides the flow past the seal face with a minimum of flow turbulence. This protects the sealing surfaces when handling abrasive or corrosive fluids.

Figure 2, shows the flow through a ball or plug valve. Both the inlet and the outlet flow pass across the sealing surfaces, with the ball moving across the main flow path. This highly turbulent flow action causes premature failure of the seals in most severe applications.

Reduced torque providing easier actuation

Many flow control valves require expensive actuators that turn, throttle, or modulate the valve for its service and application. Some actuators cost more that the valves they modulate. We believe that our Hemiwedge® valve design requires less torque to actuate and therefore requires less expensive actuators. By design, our Hemiwedge® valve has approximately one-half of the friction points for the wedge against the sealing surface as compared to engineering ball valves that seal from all four sides. We believe that our Hemiwedge® valve reduces torque and will provide an important advantage to our customers.

The Hemiwedge® valve is suitable for a wide range of applications with several trims available. As such, the technology is applicable to most areas of industrial valve use in upstream and downstream energy markets worldwide.

We anticipate concluding the engineering, design, and development of the Hemiwedge® valve, building an initial inventory and launching the product line in the second half of 2006. Since the valve is still in the engineering and design stage, we have not yet determined in field experience how long the valve will last under normal operating conditions and operating pressures or how much less torque the valve requires than those valves currently available in the market.

Fiscal 2005 and First Quarter 2006 Developments

In 2005, we continued to experience increased revenues in our Shumate Machine Works division. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools, liner hangers, top-drive units and blow-out preventers in 2005. As a result, we increased revenues by approximately $1.5 million, or 45%. In addition, we were able to continue the successful implementation of our cost-cutting program, which, combined with our increase in revenue, resulted in a reduction of our operating loss by approximately $50,000. Finally, as a result of the discharge of the liabilities associated with our reorganization and the bankruptcy of our Excalibur Holdings subsidiary, dormant since late 2003, we recorded $6,264,452 in debt forgiveness income in 2005, which in turn resulted in our realizing a net profit of $1.98 million in 2005.

While we have improved our results from operations in 2005, we continue to have substantial indebtedness outstanding. As of December 31, 2005, we had outstanding indebtedness to Stillwater National Bank of approximately $9 million, including a $2.5 million convertible note.

In December 2005, we closed the sale of 416,667 shares of our common stock to A. Earl Swift, our former director and a significant stockholder of our company, in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We used the net proceeds from the offering to finance our acquisition of the intellectual property rights to the Hemiwedge® valve technology, working capital, and general corporate purposes. The purchase price per share of common stock was $0.60. We have since nominated Mr. Swift to fill a vacancy on our board of directors and to become the chairman of the board of directors.

In February 2006, we closed the sale of 3,333,333 shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We intend to use the net proceeds from the financing for the initial launch of our new Hemiwedge® valve technology, working capital and general corporate purposes. First Montauk Securities Corporation, an NASD member firm, acted as placement agent in connection with the sale of 2,500,000 shares of common stock, and we placed the remaining 833,333 shares of common stock. The purchase price per share of common stock was $0.60. First Montauk received $165,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. We also paid legal fees of $10,000 to counsel for First Montauk. The net proceeds of this offering to us, after the payment of commissions, fees and other expenses of the offering, were approximately $1,810,000.

We anticipate that increasing energy commodity prices, including prices of oil and natural gas, should continue to cause our customers to increase their drilling and other exploration activities. As a result, we anticipate seeing increased oil rig counts as well as a renewal of drilling activity in previously dormant drilling facilities. We believe that such an increase in activity would result in increased demand for our energy related field service products in the coming fiscal year. In addition, we anticipate that our commencement of the Hemiwedge® valve product line will enhance our profitability.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997. In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.”

Acquisition of Hemiwedge Assets

On December 5, 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. The intellectual property rights acquired consist of all patents, trademarks, and internet website relating to the Hemiwedge® product line. For these intellectual property rights, we paid $138,500 in cash and a two-year, six percent (6%) promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, we agreed to deposit (a) $72,000 into an escrow account to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning with the month immediately following the closing date; and (b) three percent (3%) of the net sales proceeds collected from customers from (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after the closing date and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent (3%) of the net sales proceeds.

Reorganization

On October 19, 2005, we completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of the following:

•	an agreement to amend and restate a series of notes issued to Stillwater National Bank, or Stillwater, into one term note;
•	the extension of our current line of credit with Stillwater;
•	the issuance of a convertible note to Stillwater;
•	the issuance of a note, by our senior lender, to our Chief Financial Officer to advance funds to purchase shares of our common stock for $250,000;
•	the conversion of a portion of our debt to Stillwater into 20% of our then-outstanding common stock after giving effect to the restructuring;
•	our reacquisition of the capital stock of our operating subsidiary, Shumate Machine Works;
•	a release from Stillwater for any indebtedness not covered above;
•	the exchange of our outstanding unsecured notes, including principal and accrued interest, for our common stock; and
•	the grant of restricted stock awards to our executive officers, in return for their personal guarantees on new bank debt, and to our non-employee directors.

In addition, in connection with the recapitalization, we changed our name to “Shumate Industries, Inc.” and effectuated a 1-for-7 reverse stock split of our then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of our 2005 Stock Incentive Plan, and the re-election of our directors were all approved at a special meeting of our stockholders on October 19, 2005.

The recapitalization plan for achieving our financial goals closed on October 19, 2005 and consisted of the following transactions (the “restructuring transactions”):

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

Convertible Note. Stillwater has accepted, and we have issued, a convertible note in the principal amount of $2,500,000. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of our common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note shall accrued from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest was capitalized into principal. Beginning at the end of the ninth quarter, we are obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our assets. We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

CFO Note. Stillwater has loaned $350,000 to our Chief Financial Officer, Matthew C. Flemming, to purchase an aggregate of 250,000 newly issued shares (post reverse stock split) of our common stock, representing approximately 2.16% of our outstanding common stock after giving effect to the restructuring, for a total purchase price of $250,000. The balance was applied to the existing personal indebtedness of Mr. Flemming to Stillwater of approximately $10,000,000 under a personal guarantee of our indebtedness to Stillwater. Stillwater has released Mr. Flemming from the remainder of his personal guarantee.

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

As previously reported on a current report on Form 8-K, on April 28, 2005, Excalibur Holdings, our bankrupt subsidiary and holder of 100% of the common stock of Shumate Machine Works, Inc., our sole operating subsidiary, received notice from Stillwater National Bank that Stillwater intends to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. As part of the restructuring, Stillwater transferred 100% of the capital stock of Shumate Machine Works to us.

A complete description of the restructuring plan is set forth in our definitive proxy statement for the October 19, 2005 special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

Bankruptcies

On December 31, 2003, three of our operating subsidiaries, Excalibur Steel, Excalibur Services, and Excalibur Aerospace, each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. As a result of the discharge of these liabilities, we recorded $5,218,883 in debt forgiveness income in 2004.

On March 9, 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the former parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On November 30, 2005, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Holdings of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. As a result of the discharge of these liabilities, we recorded $1,837,295 in debt forgiveness income in 2005.

Our Markets

The energy field services market, or upstream hydrocarbon market, is comprised of several market segments including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, subsea, refining, and maintenance services for these areas. We currently manufacture products, spare parts, and assemblies for the oil & gas field services market segment. With our new Hemiwedge® product line, we intend to expand into process controls, which is sometimes known as the energy flow control market. We may also expand into other areas of the energy field services market to pursue growth strategies that complement and/or leverage our current business and expertise.

Contract Machining and Manufacturing - Shumate Machine Works

The dollar size of the United States (U.S.) oil & gas field services market can be measured by the U.S. drilling and completion activity spending and the total U.S. well service and work-over spending. In their March 2006 Drilling and Production Outlook report Spears and Associates, a leading energy market research firm, stated that U.S. drilling and completion spending was $79.9 billion for 2005, up 43% from the year 2004, and that U.S. well service and work-over spending was $14.9 billion in 2005, up 8% from 2004.

Valve Product Technology - Hemiwedge Valve Corporation

We believe that the industrial valve market is large and growing. According to a recent report from Mcilvaine Company, the dollar value of industrial valve shipments in 2005 was projected at approximately $7.9 billion in the United States, up 3% from 2004, and $41.2 billion worldwide, up 4% from 2004.

Neither the Spears and Associates report nor the Mcilvaine Company report was prepared for us nor have either consented to the use of this information in our report; rather, these reports are widely and publicly available.

Our Strategy

Strategies to achieve our growth objectives include the following:

Expand and grow our contract machining and manufacturing business. As a result of higher commodity prices, activity levels and pricing for our customers, as measured by our revenues, increased 45% in 2005, and our sales and marketing initiatives focus on capturing more revenue per customer. Additionally, we solicit historical existing customers for new product line manufacturing opportunities and extensions of their current business. During 2005, we invested approximately $393,000 in additional CNC machinery at our Shumate Machine Works plant to expand capacity for growth.

Launch and grow our proprietary new Hemiwedge® valve product line targeting energy flow control. The anticipated launch of this new technology in the second half of 2006 should provide a secondary revenue stream for us and generate further a critical mass and efficiencies from shared resources. We anticipate focusing on development, supply chain buildup, inventory buildup, and beta testing during the first half of 2006.

Leverage our valve technology in other market segments outside of our focus through strategic alliances. We intend to license our Hemiwedge® technology in market verticals where we have little or no expertise to maximize the technology’s value. Our Hemiwedge® valve has been tested at very high pressures and demonstrated “bubble-tight” sealing capability and substantially reduced torque for sub-sea applications, providing a proof of concept needed to pursue discussions with larger energy companies with a presence in those markets. Additionally, we are in early stage discussions for the use of the technology in certain down-hole applications, where, after a prototype is built and successfully tested, licensing discussions may take place. Any proposed licensing deal for our technology would be complementary to our intended product line and targeted focus.

Leverage our manufacturing infrastructure, market presence, and personnel to launch other technology-oriented products. We have significant experience in manufacturing and machining products, and we have a reputation for providing quality products and services in the energy field services market. We have an existing base of customers and existing distribution channels in this market. We intend to combine our experience, reputation, customer base, and distribution channels with our expertise and knowledge of the industry to market and distribute other technology-oriented product lines that we may develop, for this customer base and through these distribution channels.

Growth through acquisitions. We believe that acquisition opportunities exist for niche-oriented businesses and product lines within the energy field services industry, including divisions and subsidiaries within larger energy field service companies that remain from past mergers, acquisitions, and consolidations. As a growth strategy, we seek such divestiture candidates that would be complementary to our existing business lines.

Sales and Marketing; Customers

In our contract machining and manufacturing division, we have developed and maintained long-term relationships with our customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers’ trade shows. The energy field service target market usually consists of larger, well capitalized companies as well as smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing. In 2005, we expended approximately $73,500 on sales and marketing, which included the salaries, commissions, and expenses of our sales department.

Nearly all of our sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends to us and other competitors a list of products required, and we submit a bid on each job. Frequently, the ability to meet customer delivery schedules as well as plant capacities and capabilities are a significant aspect of winning any bid or purchase order.

For our valve division, we intend to target the high end of the pipeline, transmission stations, oil & gas, power, and mining markets, where there is a demand for flow control or process control valves. These target markets seek rapid maintenance benefits that our cartridge load system and flow control properties are designed to provide. Although we believe that our valve product line provides significantly improved functionality for high-end flow control applications, we intend to price our valves competitively relative to other high-end valve manufacturers to establish market share. In addition to leveraging our existing customer base and distribution channels to market and distribute the valve product line, we have identified a network of established independent representative companies to market and distribute the valves on a success fee basis. We intend to complement this effort with inside sales support, catalogs, web site, and internal professionals that can travel to sales locations to consummate sales.

We have a customer base of more than 30 customers. Two of these customers represented about seventy percent of our revenues for 2005. We continually focus on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk. We believe that long-term relationships with many of our customers will contribute to our success. While we intend to leverage our existing customer relationships to market the valve product, we also will seek additional new customers for the valve product line, which we anticipate would result in reduced revenue and account receivables concentrations.

Raw Materials

The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin, and profitability. On average, pricing for raw materials has fluctuated about thirty percent annually on a historical basis. During periods of rising raw materials pricing, we have been able to pass through the increase in cost to our customers approximately ninety percent of the time. The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that isn’t quoted on a monthly basis. Accordingly, the increase in the cost of raw materials has had an immaterial effect on our operations; however, it is possible that we may not be able to pass any portion of such increases on to our customers in the future.

Competition

Both the machining and manufacturing business and anticipated valve product business are engaged in fragmented and highly competitive industry segments. We estimate that there are more than 800 machine shops in the greater Houston area alone, and that there are more than 4,000 valve product manufacturers and distributors within the United States alone. We estimate that our share of the market, based on 2005 revenues, is less than one percent (1%). Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs may be significantly lower than our costs. We anticipate the valve product, when launched, will compete with a large number of companies with international and national capabilities that will possess greater financial resources then we have.

We believe that we are able to compete by defining and understanding customer needs and by using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

Intellectual Property

As part of our ongoing research, development, and manufacturing activities, we intend to seek patents when appropriate on inventions involving new products and product improvements. In December 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. These intellectual property rights consisted of 2 unexpired United States patents, 1 expired United States patent, 1 pending United States patent application, and 1 registered United States trademark. We have also filed international patent applications for the inventions embodied in the pending United States patent application. We have also developed several new inventions to the technology which may be propagated within new patent applications in the future.

These intellectual property rights are of considerable importance to the proposed Hemiwedge® valve product line, and we consider them, in the aggregate, to be material to our valve product division. It is possible that these intellectual property rights may later be invalidated by a court of competent jurisdiction, and it is also possible that our products or proposed products may be found to infringe upon the intellectual property rights of others.

We also rely on trade secret protection for our confidential and proprietary information. We seek to enter into confidentiality agreements with our employees, partners, and suppliers. It is possible, however, that others will independently obtain similar information or otherwise gain access to our trade secrets.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, painting product on premises, environmental protection, remediation and workplace exposure. Hazardous materials are used in our operations include lubricants and cleaning solvents.

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

Safety

We are committed to emphasizing and focusing on safety in the workplace. We currently have a variety of safety programs in place, which include periodic safety meetings and training sessions to teach proper safety work procedures. We have established “best practices” processes throughout most of our operations to ensure that our employees comply with safety standards that we establish and to ensure full compliance with federal, state and local laws and regulations. In addition, we intend to continue to emphasize the need for an accident-free workplace.

Risk Management and Insurance

The primary risks in our operations are property damage, workers’ compensation, and third-party bodily injury. We maintain insurance above certain self-insured limits for liability for bodily injury, third-party property damage, and workers’ compensation, all of which we consider sufficient to insure against these risks.

Employees

We currently employ 54 people in Conroe, Texas. Of the total, approximately 6 are in administration, 4 are in engineering, 4 are in sales, marketing and distribution, and 40 are in machining, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

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

The majority of our revenues are generated from a small number of customers, and our results of operations cash flows will be adversely affected if any of our major customers either fail to pay on a timely basis or cease to purchase our products. In 2005, two of our customers accounted for approximately 71% of our sales. At December 31, 2005, two customers accounted for approximately 73% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, which when realized, have been within the range of our expectations. If one or more of our other major customers stops purchasing our products, our results of operations will be adversely affected. If one of our major customers fails to pay its account on a timely basis, our cash flows will be adversely affected. Furthermore, if one of our major customer defaults in its obligation to pay and we are unable to collect on that account, our operating results will be materially adversely affected.

Our business might fail, even after our recent restructuring. Although we recently completed a restructuring of our company, and although we have increased revenues in each of the last two years, we have still incurred operating losses in each of the last three fiscal years. Our ability to become profitable will depend upon several factors, including whether we can continue to increase our revenues in Shumate Machine Works and whether we can successfully launch our new Hemiwedge® valve products. We cannot estimate with any certainty the long-term demand for our products and services or the degree to which we will meet that demand. If demand for our products and services do not develop as expected, we may not be able to generate enough revenues to generate profits from operations or to generate positive cash flow.

Our Hemiwedge Valve Corporation subsidiary is a development stage company with no significant operating history. Hemiwedge Valve Corporation is a development stage company that has not had significant operations. Our plans and businesses for Hemiwedge Valve Corporation are “proposed” and “intended” but we may not be able to successfully implement them. The primary business purpose of this subsidiary is to develop and market a new valve product line, the Hemiwedge® valve. As of the date of this report, the Hemiwedge® valve is still in the engineering, design, and development stage. In addition, this subsidiary has not earned revenues and has incurred losses since its formation. As a development stage company, the prospects for Hemiwedge Valve Corporation are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in the development of the Hemiwedge® products. We may not achieve a significant level of operations for this subsidiary and, even if we do, we may not be able to conduct such operations on a profitable basis.

If we do not successfully commercialize the Hemiwedge® valve products, we may never achieve profitability in this subsidiary. We have incurred substantial expenses to acquire and fund development of our Hemiwedge® valve products. We have never had operating revenues in this subsidiary and have not yet commercially introduced any Hemiwedge® valve product. Many of our research and development programs for these products are at an early stage. Early stage product lines are subject to inherent risks of failure. These risks include the possibilities that the Hemiwedge® valve may not last as long or reduce torque as anticipated. Even if the Hemiwedge® valve operates as anticipated, it still might not be developed into a commercially successful product. If we are unable to develop the Hemiwedge® products as anticipated, the Hemiwedge Valve Corporation subsidiary may never achieve profitability.

Our ability to achieve any significant revenue in Hemiwedge Valve Corporation may depend on our ability to establish effective sales and marketing capabilities. Our efforts to date in Hemiwedge Valve Corporation have focused on the development and initial testing of our Hemiwedge® valve product. As we continue our engineering, design, and development of these products and prepare for commercialization of the product line, we may need to build a sales and marketing infrastructure. If we fail to establish a sufficient marketing and sales force or to make alternative arrangements to have our products marketed and sold by others on attractive terms, it will impair our ability to commercialize our valve product line and to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues in the valve division.

We have substantial indebtedness outstanding, and our operations are significantly leveraged. In order to finance our operations, we have incurred substantial indebtedness, including our debt with Stillwater, which consists of a line of credit, a term loan, and a convertible note. As of December 31, 2005, we had approximately $9,070,668 of notes payable, which includes a $100,000 seller note to the former owners of the Hemiwedge® intellectual property. We are currently in compliance with our debt covenants under the loan agreements with Stillwater National Bank; however, we would not be in compliance with the balance sheet liquidity ratio and income statement debt coverage ratio covenants - which become effective on March 31, 2006 - if those requirements were in effect today. Our cash flows from operations are currently sufficient to service our debt obligations, but may not be in the future.

We will likely need to finance our operations and a full-scale launch of the Hemiwedge® products through additional bank borrowings under our existing line of credit or other capital financings, and if we are unable to obtain additional capital, we may not be able to adequately fund our Hemiwedge Valve Corporation subsidiary or continue as a going concern. We had a working capital deficit of $494,720 as of December 31, 2005. Since that time, we have completed a private placement of our common stock which resulted in net proceeds to us of approximately $1,810,000, thus providing us with working capital for the immediate future. As of the date of this annual report, we believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine over the fiscal year 2006 through existing working capital and cash flows generated from operations. In addition, we believe that we will also be able to fund the beta development of the Hemiwedge® technology and the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, we do not believe that our existing working capital and cash flows generated from operations to conduct a full-scale launch of the Hemiwedge® valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct a full-scale launch, we would need to obtain additional financing.

Shumate currently has a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $837,615 at December 31, 2005, which, at the time, was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

In the event we seek to conduct a full-scale launch of the Hemiwedge® products and expand the product line, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, and, in such circumstances, we would need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

Our independent auditors’ report raises substantial doubt about our ability to continue as a going concern. Our independent auditors have prepared their report on our 2005 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph which states that our recurring losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Our Stillwater line of credit and Stillwater term loan contain numerous restrictive covenants which limit our management’s discretion to operate our business. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and the Stillwater term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater National Bank in order to change our senior management. We are currently in compliance with all of our debt covenants under the loan agreements with Stillwater National Bank; however, we would not be in compliance with the balance sheet liquidity ratio and income statement debt coverage ratio covenants - which become effective on March 31, 2006 - if those requirements were in effect today. Any failures to comply with the obligations contained in the Stillwater loan agreements could result in an event of default under either the Stillwater line of credit or the Stillwater term loan, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

The rate of interest on a significant portion of our indebtedness varies with the market rate of interest. The interest on the Stillwater line of credit and term loan is payable monthly at Stillwater’s prime rate plus two percent. The base rates on the Stillwater line of credit and the Stillwater term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase, which will have a direct adverse affect on our profitability. As an example, based on the amounts outstanding under the Stillwater line of credit and term loan at December 31, 2005, a one percent increase in Stillwater’s prime rate would increase our annual debt service by more than $89,000.

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

We may not be able to identify quality strategic acquisition candidates, and if we do make strategic acquisitions, we may not be able to successfully integrate their operations. We may seek to acquire companies or product lines within the energy field services market or a related market. For any acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition related costs. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria.

We face significant competition in our markets. The energy field services industry, including both the machining and manufacturing industry and the commercial valve industry, is highly competitive. Competition in the sale of our products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial resources than we do. We have competition from foreign manufacturers that have substantially cheaper labor costs than we do. Our company may not be able to successfully compete with the products of these other companies.

Failure to protect our proprietary technology could impair our competitive position. We have obtained or are in the process of obtaining U.S. and foreign patents and patent applications for our Hemiwedge® products. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our Hemiwedge® products, preserve our trade secrets, and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering valve inventions and the scope of claims made under such patents are still developing. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own may not result in the issuance of any patents. Existing or future patents owned by to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate. The manufacture, use or sale of our Hemiwedge® product candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may incur substantial money damages, encounter significant delays in bringing our Hemiwedge® products to market, be precluded from participating in the manufacture, use, or sale of our Hemiwedge® products without first obtaining licenses to do so, or not be able to obtain any required license on favorable terms, if at all. In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outside collaborators, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The oil and gas industry is cyclical, which results in fluctuations in our results of operations.  Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control. In 2004 and 2005, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products. However, the increase in demand could be temporary as commodity prices fluctuate daily and reduced economics for energy field service customers would result in lower activity levels for our company. These changes can happen very quickly and without forecast or notice giving adverse impact on our business.

We may need to recruit additional personnel for Hemiwedge Valve Corporation. Our success in developing Hemiwedge Valve Corporation may depend on our ability to attract and retain other qualified management, project development, and sales and marketing personnel. We compete for such persons with other companies, some of which have substantially greater capital resources and facilities than we. Further, demand for such personnel in during periods of increased demand for energy products is very strong. We may not be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct the Hemiwedge business as proposed.

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

There is a limited active trading market for our shares. Our common stock is traded on the OTC Bulletin board under the symbol “SHMT.OB.” There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this report or at a time at which a stockholder desires to sell shares.

Announcements by us or our competitors of innovations or new technologies in the energy field services industry, developments concerning proprietary rights and period-to-period fluctuations in revenues and financial results will have a significant impact on our business and the market price of the common stock. In addition, stock markets in general, and the market for shares of energy-based stocks in particular, have experienced extreme price and volume fluctuations in recent years that have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

There are options and warrants to purchase shares of our common stock currently outstanding. We have granted options and warrants to purchase an aggregate of 505,569 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 253,807 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.63 per share to $10.50 per share. If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders.

We have no immediate plans to pay dividends. We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. In addition, the terms of our Stillwater line of credit and our Stillwater term loan prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without Stillwater National Bank’s prior approval. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting. Our officers and directors are collectively the beneficial owners of approximately 31.9% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading “Risk Factors.” These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. PROPERTIES

We lease approximately 85,000 square feet of manufacturing facilities in Conroe, Texas.  In March 2003, we entered into a five-year lease for the rental of the facilities of approximately 25,000 square feet for our Shumate Machine subsidiary at a rate of approximately $19,600 per month. In June 2004, we expanded our building by 5,000 square feet to its present size of 25,000 square feet to accommodate our growth.  Since June 2004, our lease rate is approximately $22,600 per month, expiring June 2009.

In December 2005, Shumate Machine Works entered into a lease agreement, with an option to purchase, for the lease of a manufacturing facility of approximately 60,000 square feet located in Conroe, Texas to be used by Hemiwedge Valve Corporation. The lease agreement is a three-year lease at a rate of approximately $14,000 per month. The new lease agreement grants to Shumate Machine an option to purchase the premises covered under the lease for a purchase price of $1,825,000, against which amount Shumate Machine shall be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at seven percent (7%) over a period of 240 months. The purchase option expires on September 1, 2009. Concurrently therewith, the lessor of the property granted to Shumate Machine a right of first refusal with respect to the premises. In addition, Shumate Machine entered into a sublease agreement for the sublease of a portion of the premises. The sublease agreement is a three-month sublease, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month.

The existing facilities are adequate for our current operations.   We anticipate that additional facilities may be leased or purchased as needed and that sufficient facilities for our needs are readily available.

Item 3. LEGAL PROCEEDINGS

None. All actions pending against our former wholly-owned subsidiary, Excalibur Holdings, Inc., were discharged by the United States Bankruptcy Court, Southern District of Texas on November 30, 2005, pursuant to Chapter 7 of the U.S. Bankruptcy Code.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

The total number of outstanding shares of common stock entitled to vote at the meeting was 17,032,732 shares, and there were present at the meeting, in person or by proxy, 11,740,601 shares of our common stock, which constituted a quorum for the meeting. 11,572,461 votes were cast in favor of each of the first four (4) proposals, and 68,140 votes were cast against each of the first four (4) proposals. Holders of no shares indicated that they abstained from voting on these matters and holders of no shares represented at the meeting for other purposes indicated no response on these items.

With respect to the election of our directors, votes were cast for each of the nominees as follows:

Name	No. of Votes Cast For	No. of Votes Withheld

Larry C. Shumate	11,572,461	68,140
Russell T. Clark	11,572,461	68,140
Matthew C. Flemming	11,572,461	68,140
Francis X. Marshik	11,572,461	68,140

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “SHMT.OB” since October 20, 2005. Before that date, our common stock traded on the OTC Bulletin Board under the symbol “EXCB.OB” since June 10, 2002. Before that date, our common stock traded on the OTC Bulletin Board under the symbol “GRMA.OB,” and before that, it traded on the OTC Bulletin Board under the symbol “GRMG.OB.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2004 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the one for seven reverse split which was effected on October 19, 2005 (i.e. they have been increased seven times to compare them to current prices).

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.53	$0.18
Second quarter	0.42	0.14
Third quarter	0.28	0.18
Fourth quarter	1.33	0.21

2005 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.49	$0.21
Second quarter	0.53	0.21
Third quarter	0.53	0.42
Fourth quarter	0.90	0.40

As of March 15, 2006, there were 377 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. In addition, the terms of our Stillwater lines of credit and our Stillwater term loans prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without Stillwater National Bank’s prior approval. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of our business.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	5,286	$4.20	28,594,928
Equity compensation plans not approved by security holders (3)(4)(5)(6)	250,283	$8.05	1,625,079
Total	255,569	$7.91	30,625,793

(1)
2005 Stock Incentive Plan. On April 29, 2005, our board of directors adopted, and on October 19, 2005, our stockholders approved, our 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 33,000,000 shares, and to date, we have issued 4,685,500 shares under the plan.

(2)
2001 Stock Option Plan. On April 8, 2002, we assumed the 2001 Excalibur Holdings, Inc. Stock Option Plan, which was approved by the securities holders of Excalibur Holdings prior to our assumption of the plan. We are authorized to issue options to purchase up to 285,714 shares under this plan. As of December 31, 2005, there were options to purchase 5,286 shares outstanding under this plan.

(3)
Individual Option and Warrant Grants. From 2001 through 2003, we have granted options and warrants on an individual basis. Of the options we have granted on an individual basis, there are currently options to purchase in the aggregate up to 48,571 shares of our common stock at a weighted average price of $9.45 per share. Of the warrants we have granted on an individual basis, there are currently warrants to purchase in the aggregate up to 201,712 shares of our common stock at a weighted average price of $7.70 per share

(4)
Stock Grant Plan. Our board of directors adopted our 2003 Stock Grant Plan on June 25, 2003. The purpose of this plan was to encourage and enable our officers, employees, directors, consultants, advisors, and other key persons upon whose judgment, initiative and efforts we largely depends for the successful conduct of our business to acquire a proprietary interest in us. It is anticipated that providing such persons with a direct stake in our welfare will assure a closer identification of their interests with those of us, thereby stimulating their efforts on our behalf and strengthening their desire to remain with us. We are permitted to issue up to 428,157 shares of common stock under this plan, and to date, we have issued 232,063 shares.

(5)
Employee Stock Incentive Plan. Our board of directors adopted our 2003 Employee Stock Incentive Plan on July 17, 2003. The purpose of this plan was to allow designated officers and employees of us and our subsidiaries to receive options to purchase our common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to provide the employees with equity-based compensation incentives who make significant and extraordinary contributions to our long-term growth and performance, and to attract and retain these employees. We are permitted to issue up to 1,071,429 shares of common stock under this plan, and to date, we have issued no shares or options to purchase shares under this plan.

(6)
Non-Employee Directors and Consultants Retainer Stock Plan. Our board of directors adopted our 2003 Non-Employee Directors and Consultants Retainer Stock Plan on July 17, 2003. The purposes of this plan are to enable us to promote the interests of us and our stockholders by attracting and retaining non-employee directors and consultants capable of furthering our future success and by aligning their economic interests more closely with those of our stockholders, by paying their retainer or fees in the form of shares of our common stock. We are permitted to issue up to 357,143 shares of common stock under this plan, and to date, we have issued no shares under this plan.

Recent Sales of Unregistered Securities

Recapitalization. On October 19, 2005, we completed a restructuring of our company. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan.” In connection with the restructuring, we issued the following securities without registering the securities under the Securities Act of 1933, as amended:

Convertible Note. We issued to Stillwater National Bank a convertible note in the principal amount of $2,500,000. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of our common stock at a conversion rate of $1.00 per share. The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note shall accrued from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest was capitalized into principal. Beginning at the end of the ninth quarter, we are obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our assets. We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years. The issuance the note was exempt under both Sections 3(a)(9) and 4(2) of the Securities Act.

CFO Shares. Our Chief Financial Officer, Matthew C. Flemming, purchased an aggregate of 250,000 shares of our common stock for a total purchase price of $250,000. The issuance of shares to Mr. Flemming was exempt under Section 4(2) of the Securities Act.

Conversion of Prior Bank Debt. Stillwater exchanged $2,368,000 of our outstanding indebtedness to Stillwater for 2,368,000 of shares of our common stock. We have agreed to include these shares of common stock on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years. The issuance of shares to Stillwater was exempt under both Sections 3(a)(9) and 4(2) of the Securities Act.

Unsecured Note Exchange Offer. Our unsecured noteholders exchanged all of our outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, for approximately 1,691,310 shares of our common stock. The issuance of shares to our unsecured creditors was exempt under both Sections 3(a)(9) and 4(2) of the Securities Act.

Strategic Alliance. On November 29, 2005, we issued 171,432 shares of our common stock to UTEK Corporation pursuant to a strategic alliance agreement. The term of the strategic alliance agreement is one year, and the shares vest 1/12th per month over the term of the agreement. In the event that the strategic alliance agreement is terminated by us before the one year term is completed, any unvested shares will not vest. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Consultant Shares. On November 29, 2005, we issued an aggregate of 100,000 shares of our common stock to two private consultants for consulting services. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

December Private Placement. On December 5, 2005, A. Earl Swift, Shumate’s former director and a significant stockholder of Shumate, purchased 416,667 shares of our common stock in a private placement at a purchase price of $0.60 per share, for gross proceeds of $250,000. The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended. We have since nominated Mr. Swift to fill a vacancy on our board of directors and to become the chairman of the board of directors.

February Private Placement. On February 22, 2006, we sold 3,333,333 shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We intend to use the net proceeds from the financing to launch the new Hemiwedge® valve technology, working capital, and general corporate purposes. First Montauk Securities Corporation, an NASD member firm, acted as placement agent in connection with the sale of 2,500,000 shares of common stock and we placed the remaining 833,333 shares of common stock. The purchase price per share of common stock was $0.60. First Montauk received $165,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. We also paid legal fees of $10,000 to counsel for First Montauk. The net proceeds of this offering to us after the payment of commissions, fees, and other expenses of the offering were approximately $1,810,000.

Pursuant to the terms of a registration rights agreement between the investors and us, we are obligated to file a registration statement on Form SB-2 (or if Form SB-2 is not available another appropriate form) registering the resale of shares of our common stock. We are required to file the registration statement within 30 days of the filing of this report, but no later than April 30, 2006. If the registration statement is not timely filed or if the registration is suspended other than as permitted in the registration rights agreement, we will be obligated to pay each investor a fee equal to 1.0% of such investor’s purchase price of the common stock for each 30 day period (pro rated for partial periods), that such registration conditions are not satisfied.

In addition, subject to certain conditions, we have granted the investors a right of first refusal, for a period of one (1) year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that we conduct.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

Shumate Industries is a Texas based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: contract machining and manufacturing and a valve product line. Shumate’s mission is to leverage its existing infrastructure, expertise, and customer channels to grow its business and bring new technologies to the energy markets.

We currently employ 54 people at two plants totaling approximately 85,000 square feet in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

Contract Machining and Manufacturing - Shumate Machine Works

Our contract machining and manufacturing division, Shumate Machine Works, focuses in the energy field services market. We manufacture products, parts, components, and assemblies for our customers designed to their specifications. Our state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise are contracted by customer’s research and development, engineering, and manufacturing departments for desired results with their products.

The diverse line of products we manufacture includes the following:

•	Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications
•	Blowout preventers and their spare service parts
•	Top drive assemblies, sub-assemblies and their spare service parts
•	Directional drilling products
•	Exploration products for research and development
•	Natural gas measurement equipment, including fittings and valves
•	Control and check valves, and
•	Subsea control equipment.

Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves, and exploration products. Our capabilities include producing large-diameter products and close-tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. We use state of the art, large part CNC equipment in the production of these parts and have developed in-house trade secrets with respect to the manufacture of certain products. We produce complex assemblies, including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration.

Valve Product Technology - Hemiwedge Valve Corporation

We recently formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. The Hemiwedge® valve is a quarter-turn hemispherical wedge valve, engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

The patented design of the Hemiwedge® valve combines the benefits of quarter turn valves with the durability of gate valves. The Hemiwedge® valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge.” Operation of the valve rotates the Hemiwedge a quarter turn, moving it between the core and valve seat, thus controlling the flow. We believe that these unique design features in the combination of the Hemiwedge shut off and stationary core make the Hemiwedge® valve unique.

We anticipate concluding the engineering, design, and development of the Hemiwedge® valve, building an initial inventory and launching the product line in the second half of 2006. Since the valve is still in the engineering and design stage, we have not yet determined in field experience how long the valve will last under operating pressures or how much less torque the valve requires than those valves currently available in the market.

Reorganization

On October 19, 2005, we completed a restructuring of our company, Shumate Industries, Inc. (formerly known as Excalibur Industries, Inc.). The restructuring resulted in a significant reduction of our outstanding debt and provides us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consists of the following:

•	an agreement to amend and restate a series of notes issued to Stillwater National Bank, or Stillwater, into one term note;
•	the extension of our current line of credit with Stillwater;
•	the issuance of a convertible note to Stillwater;
•	the issuance of a note by our Chief Financial Officer to Stillwater to advance funds to purchase shares of our common stock for $250,000;
•	the conversion of a portion of our debt to Stillwater into 20% of our then-outstanding common stock after giving effect to the restructuring;
•	our reacquisition of the capital stock of our operating subsidiary, Shumate Machine Works;
•	a release from Stillwater for any indebtedness not covered above;
•	the exchange of our outstanding unsecured notes, including principal and accrued interest, for our common stock; and
•	the vesting of restricted stock awards granted to our executive officers, in return for their personal guarantees on new bank debt, and to our non-employee directors.

In addition, in connection with the recapitalization, we changed our name to “Shumate Industries, Inc.” and effectuated a 1-for-7 reverse stock split of our then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of our 2005 Stock Incentive Plan, and the re-election of our directors were all approved at a special meeting of our stockholders on October 19, 2005. A complete description of the restructuring plan is set forth under the heading “Business Development - Reorganization” in the Description of Business and in our definitive proxy statement for the October 19, 2005 special meeting of stockholders, which has been filed with the Securities and Exchange Commission.

As a result of the reorganization, we recognized $4,222,743 in debt forgiveness income from Stillwater and $204,414 in debt forgiveness income related to the exchange of the unsecured notes for common stock.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is derived primarily from machining of oil field drilling parts, components, and tools for our customers. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Orders may not be returned by customers due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. We test all orders against the customer’s order specifications prior to shipment. Customer requests for rework and customer rejection of shipments have been historically low.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our estimate of the amount of possible credit losses existing in our accounts receivable. We determine the allowance based on management’s estimate of likely losses based on a review of current open receivables and our historical write-off experience. We review the adequacy of our allowance for doubtful accounts quarterly. Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectibility. Account balances, when determined to be uncollectible, are charged against the allowance.

Concentration of credit risk

At December 31, 2005, two customers accounted for 71% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Fiscal 2004 and 2005 - Discontinued Operations

On December 31, 2003, three of our operating subsidiaries, Excalibur Steel, Excalibur Services, and Excalibur Aerospace, collectively referred to as the Tulsa-based companies, each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code, and on August 3, 2004, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Services of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. As a result of the discharge of these liabilities, we recorded $5,218,883 in debt forgiveness income in 2004.

On March 9, 2005, Excalibur Holdings, Inc., our wholly-owned subsidiary and the former parent corporation of Shumate Machine Works, Inc., filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On November 30, 2005, the United States Bankruptcy Court, Southern District of Texas, discharged Excalibur Holdings of all of its debts and liabilities pursuant to Chapter 7 of the U.S. Bankruptcy Code. As a result of the discharge of these liabilities, we recorded $1,837,295 in debt forgiveness income in 2005.

In accordance with the provisions related to discontinued operations specified within Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and financial position of the Tulsa-based companies and Excalibur Holdings were separately reported as discontinued operations on our consolidated financial statements and in the related discussions and comparisons between current and prior fiscal years.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2005 and 2004 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	99.1	143.3

Gross income (loss)	0.9	(43.3)

Selling, general and administrative	49.8	45.8
Depreciation	0.6	0.7
Bad debt expense	1.2	-
Research and development	10.1	-

Operating income (loss)	(60.8)%	(89.8)%

Comparison of the Years ended December 31, 2005 and 2004

Net sales.  Net sales for operations of Shumate Machine Works increased to $4,964,544, or an increase of 45.3%, for the year ended December 31, 2005, from $3,416,712 for the year ended December 31, 2004. Continued increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in further increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools and blow-out preventers in 2005. As a result of this increased demand, the pricing for Shumate products and components improved in 2005. Our customers have indicated to us that this activity levels in the energy field services industry will continue to increase in 2006.

Cost of Sales. Cost of sales for continued operations increased to $4,919,658, or 0.48%, for the year ended December 31, 2005, from $4,896,211 for the year ended December 31, 2004. As a percentage of net sales, cost of sales decreased to 99.1% of net sales for the year ended December 31, 2005 versus 143.3% of sales for the year ended December 31, 2004. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $44,886 with a gross profit margin of 0.9%. In addition, our gross margins steadily improved over the third and fourth quarters of 2005, and, based on customer indications, we anticipate that this trend of will continue though at least the first quarter of 2006. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general and administrative. Selling, general and administrative expenses increased to $2,473,868, or an increase of 58.2%, for the year ended December 31, 2005, from $1,563,450 for the year ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses were 49.8% for the year ended December 31, 2005, as compared to 45.8% for the comparable period in 2004. The increase in selling, general and administrative expenses primarily results from our incurring approximately $475,000 in stock compensation expense in 2005. The remainder of the increase is mainly attributable to an increase in administrative wages and our recording an accrual for potential penalties and interest with the Internal Revenue Service.

Depreciation. Depreciation expense decreased to $326,550 for the year ended December 31, 2005, from $413,426 for the year ended December 31, 2004. During the fourth quarter of 2004, we increased our estimate of useful lives of certain shop equipment from seven to twelve years to reflect technological improvements, which resulted in decreased depreciation expense for 2005.

Bad debt expense. During the year ended December 31, 2005, we charged off accounts receivable in the amount of $58,088 to bad debt expense.

Research and development. During the year ended December 31, 2005, we incurred $503,263 in research and development expenses relating to our new valve product technology. We anticipate that we will continue to incur significant research and development expenses for this new technology in 2006 as we continue the beta development of the technology for the field and implement the initial launch of the product. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $3,017,593 for the year ended December 31, 2005, compared to an operating loss of $3,068,080 for the year ended December 31, 2004. We had lower operating losses in the year 2005 as compared to 2004 primarily because we generated more revenues due to increased demand for drilling products and components manufactured by Shumate. This increase in revenue was offset by an increase in research and development costs, stock compensation expense, increased administrative wages, and interest and penalty accruals. While we narrowed our operating loss in 2005, we have not reduced our fixed costs significantly enough to bring them below the revenues we generated in the period.

Debt forgiveness income. As a result of the bankruptcy proceedings of three of Shumate’s wholly owned subsidiaries, Shumate recorded $5,218,883 in debt forgiveness income from discontinued operations in 2004. In 2005, Shumate recorded $1,837,295 in debt forgiveness income from discontinued operations as a result of the bankruptcy proceedings of Excalibur Holdings. Additionally in 2005, Shumate recorded $4,427,157 in debt forgiveness income from continuing operations as a result of debt forgiveness by Stillwater National Bank and other third party lenders during the restructuring in October 2005.

Restructuring cost. On April 28, 2005, Excalibur Holdings, our bankrupt subsidiary and holder of 100% of the common stock of Shumate Machine Works received notice from Stillwater National Bank that Stillwater intended to dispose of the capital stock of Shumate Machine Works in a private sale after May 9, 2005 pursuant to the Oklahoma Uniform Commercial Code. As part of the restructuring finalized on October 19, 2005, Stillwater transferred 100% of the capital stock of Shumate Machine Works to us for $100,000. This cost was charged to restructuring cost in the 4th quarter of 2005.

Interest expense. Interest expense increased to $1,168,375 for the twelve months ended December 31, 2005, from $966,788 for the twelve months ended December 31, 2004. Our interest expense increase resulted primarily from increased borrowings from our senior lender partially offset by pay offs of leases. Our interest expense results primarily from a line of credit and term loans from our primary lender, notes issued to sellers as part of the purchase price in our acquisitions, capital leases, and notes issued to officers and directors for working capital loans. For 2006, we anticipate that our material interest expense will result solely from our credit facilities with our senior lender.

Provision for income taxes. While we have generated net income in 2005 and 2004, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital deficit at December 31, 2005 was $494,720 and at December 31, 2004 it was $13,805,288. We had cash of $214,218 as of December 31, 2005, while we had cash of $177,822 and a bank overdraft of $332,512, as of December 31, 2004. This difference results primarily from the restructuring of our debt obligations with Stillwater National Bank, the issuance of equity in exchange for notes payable and accrued interest to third party and related party lenders, and debt forgiveness related to the bankruptcy of Excalibur Holdings and third party notes payable.

We used $3,111,549 of net cash from operating activities for the year ended December 31, 2005 compared to using $3,007,316 in the year ended December 31, 2004. Net income of $1,978,484 resulted primarily from a non-cash recognition of $4,427,157 of debt forgiveness income related to continuing operations. We further used cash in operating activities by increasing our accounts receivable by $350,938, our inventory by $103,569, and our other current assets by $54,936, while we decreased our accrued expenses by $199,729 and our accounts payable by $813,341. This cash used in operating activities was offset by a non-cash depreciation expense of $326,550, bad debt expense of $58,088, and non-cash expense for common stock issued for services of $474,999.

Net cash flows used in investing activities was $576,697 for the year ended December 31, 2005, compared to $288,407 in the year ended December 31, 2004. Of the cash used in investing activities for the year ended December 31, 2005, $393,680 was used for the purchase of fixed assets while $183,017 was used for the purchase of and investment in patents.

Net cash flows provided by financing activities were $3,724,642 for the year ended December 31, 2005, compared to net cash provided by financing activities of $3,463,269 in the year ended December 31, 2004. The increase in net cash provided by financing activities is primarily due to increased net borrowings of $3,276,905 from Stillwater National Bank and third party lenders and $500,000 in cash proceeds from sales of common stock. These increases were offset by a $52,263 in payments made on notes payable.

Bank Credit Facility

The primary source of our financing has been our credit facility with Stillwater National Bank. As set forth above under the heading “Reorganization” and as more fully described in our definitive proxy statement for the special meeting of stockholders, which has been filed with the Securities and Exchange Commission, we have restructured our credit facility with Stillwater National Bank.

As of December 31, 2005, we were obligated to Stillwater in the amount of approximately $9 million, which includes the following loans:

Term Note. We have outstanding with Stillwater a term note in the principal amount of approximately $5,600,000. The term note requires interest only payments for the six months following October, 2005, and thereafter, requires us to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 120 months. The term note is due and payable in April 2008, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

Line of Credit. We also have a revolving line of credit with Stillwater in an amount of up to $1,000,000 for one year. As of December 31, 2005, the balance on the line of credit was $837,615. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

Convertible Note. We have issued a convertible note in the principal amount of $2,500,000 to Stillwater. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of our common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note accrues the date of issuance until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, we will be obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our assets. We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

December Private Offering

In December 2005, we closed the sale of 416,667 shares of our common stock to A. Earl Swift, our former director and a significant stockholder of our company, in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We used the net proceeds from the offering to finance our acquisition of the intellectual property rights to the Hemiwedge® valve technology, working capital, and general corporate purposes. The purchase price per share of common stock was $0.60.

February Private Offering

In February 2006, we closed the sale of 3,333,333 shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We intend to use the net proceeds from the financing for the initial launch of our new Hemiwedge® valve technology, working capital and general corporate purposes. First Montauk Securities Corporation, an NASD member firm, acted as placement agent in connection with the sale of 2,500,000 shares of common stock, and we placed the remaining 833,333 shares of common stock. The purchase price per share of common stock was $0.60. First Montauk received $165,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. We also paid legal fees of $10,000 to counsel for First Montauk. The net proceeds of this offering to us, after the payment of commissions, fees and other expenses of the offering, were approximately $1,810,000.

Pursuant to the terms of a registration rights agreement between the investors and us, we are obligated to file a registration statement on Form SB-2 (or if Form SB-2 is not available another appropriate form) registering the resale of shares of our common stock. We are required to file the registration statement within 30 days of the filing of this report, but no later than April 30, 2006. If the registration statement is not timely filed or if the registration is suspended other than as permitted in the registration rights agreement, we will be obligated to pay each investor a fee equal to 1.0% of such investor’s purchase price of the common stock for each 30 day period (pro rated for partial periods), that such registration conditions are not satisfied.

In addition, subject to certain conditions, we have granted the investors a right of first refusal, for a period of one (1) year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that we conduct.

Insider and Affiliate Loans

Six unsecured notes payable to officers and directors totaling $1,095,799 and related accrued interest in the amount of $225,120 were converted to 1,320,918 shares of common stock on November 1, 2005. There are no outstanding insider and affiliate loans as of December 31, 2005.

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

We had a working capital deficit of $494,720 as of December 31, 2005. Since that time, we have completed a private placement of our common stock which resulted in net proceeds to us of approximately $1,810,000, thus providing us with working capital for the immediate future.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $837,615 at December 31, 2005, which, at the time, was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine over the fiscal year 2006 through existing working capital and cash flows generated from operations. In addition, we believe that we will also be able to fund the beta development of the Hemiwedge® technology and the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, we do not believe that our existing working capital and cash flows generated from operations to conduct a full-scale launch of the Hemiwedge® valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct a full-scale launch, we would need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products targeted in complementary markets segments, including oil & gas field services, pipeline and transportation, process and fluid management controls, refining, and maintenance services for these areas. The acquisition of such products may also require us to obtain additional financing.

In the event we seek to conduct a full-scale launch of the Hemiwedge® products and expand the product line, or in the event we seek to acquire another technology-oriented or other new product line, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, and, in such circumstances, we would need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

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

In addition to the recent recapitalization and equity financings, we anticipate reduced overhead costs from further reductions in our holding company expenses. Further, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The reorganization, debt restructuring, equity financing, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contains restrictions as to the payment of dividends.

Off-Balance Sheet Arrangements

None.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shumate Industries, Inc.
(formerly Excalibur Industries, Inc.)
Conroe, Texas

We have audited the accompanying consolidated balance sheet of Shumate Industries, Inc. (“Shumate”) as of December 31, 2005 and the related consolidated statements of income, changes in stockholders’ deficit and cash flows for the each of the two years then ended. These consolidated financial statements are the responsibility of Shumate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shumate as of December 31, 2005 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shumate will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Shumate suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 15, 2006

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$214,218
Accounts receivable, net of allowance for doubtful accounts of $60,000	959,916
Inventory	237,173
Prepaid expense and other current assets	87,920

Total current assets	1,499,227

Fixed assets, net of accumulated depreciation of $1,455,868	1,853,013
Patents	283,017
Deposits	30,340

Total assets	$3,665,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$463,141
Accrued expenses	408,796
Current portion of note payable - other	48,504
Current portion of term note payable - Stillwater National Bank	235,891
Line of credit - Stillwater National Bank	837,615

Total current liabilities	1,993,947

Long term liabilities:
Note payable - other	51,496
Term note payable - Stillwater National Bank	5,397,162
Convertible note payable - Stillwater National Bank	2,500,000

Total long term liabilities	7,948,658

Total liabilities	9,942,605

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 12,116,394 shares issued and outstanding	12,116
Additional paid-in-capital	12,278,742
Accumulated deficit	(18,567,866)

Total stockholders' deficit	(6,277,008)

Total liabilities and stockholders' deficit	$3,665,597

See accompanying summary of accounting policies
and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005 and 2004

	2005	2004
REVENUES	$4,964,544	$3,416,712

COST OF SALES
Cost of sales	4,620,368	4,507,916
Depreciation expense	299,290	388,295

Total cost of sales	4,919,658	4,896,211

GROSS INCOME (LOSS)	44,886	(1,479,499)

OPERATING EXPENSES:
Selling, general and administrative	2,473,868	1,563,450
Depreciation expense	27,260	25,131
Bad debt expense	58,088	-
Research and development	503,263	-

Total operating expenses	3,062,479	1,588,581

LOSS FROM OPERATIONS	(3,017,593)	(3,068,080)

OTHER INCOME (EXPENSE)
Debt forgiveness income	4,427,157	-
Interest expense	(1,168,375)	(966,788)
Restructuring cost	(100,000)	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	141,189	(4,034,868)

DISCONTINUED OPERATIONS
Debt forgiveness income	1,837,295	5,218,883

NET INCOME	$1,978,484	$1,184,015

Basic net income per share	$0.33	$0.49
Diluted net income per share	0.31	0.49

Basic net income (loss) per share resulting from continuing operations	$0.02	$(1.66)
Diluted net income (loss) per share resulting from continuing operations	0.02	(1.66)

Basic net income per share resulting from discontinued operations	$0.31	$2.15
Diluted net income per share resulting from discontinued operations	0.30	2.15

Weighted average shares outstanding	5,956,531	2,432,817

See accompanying summary of accounting policies
and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total
Balances at December 31, 2003	2,419,200	$2,419	$8,551,745	$(21,730,365)	$(13,176,201)

Common stock issued for accounts payable	14,285	14	3,107	-	3,121

Net income	-	-	-	1,184,015	1,184,015

Balances at December 31, 2004	2,433,485	2,433	8,554,852	(20,546,350)	(11,989,065)

Common stock issued for services	4,956,932	4,957	470,042	-	474,999
Common stock issued for debt	4,059,310	4,059	2,754,515	-	2,758,574
Common stock issued for cash	666,667	667	499,333	-	500,000

Net income	-	-	-	1,978,484	1,978,484

Balances at December 31, 2005	12,116,394	$12,116	$12,278,742	$(18,567,866)	$(6,277,008)

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,978,484	$1,184,015
Adjustments to reconcile net income to net cash used in operating activities:
Debt forgiveness income-continuing operations	(4,427,157)	-
Debt forgiveness income-discontinued operations	(1,837,295)	(5,218,883)
Depreciation expense	326,550	413,426
Bad debt expense	58,088	-
Common stock issued for services	474,999	-
Changes in:
Accounts receivable	(350,938)	(160,800)
Inventory	(103,569)	(85,395)
Other assets	(54,936)	(27,058)
Accounts payable	(813,341)	(67,655)
Accrued expenses	(199,729)	955,034
Pre-petition liabilities of bankrupt subsidiary	1,837,295	-
Net cash used in operating activities	(3,111,549)	(3,007,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(393,680)	(288,407)
Purchase of patents	(183,017)	-
Net cash used in operating activities	(576,697)	(288,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	-	(96,872)
Proceeds from notes payable	3,276,905	3,685,071
Payments on note payable	(52,263)	(124,930)
Proceeds from sales of common stock	500,000	-
Net cash provided by financing activities	3,724,642	3,463,269

NET INCREASE IN CASH AND CASH
EQUIVALENTS	36,396	167,546

CASH AND CASH EQUIVALENTS, beginning of period	177,822	10,276

CASH AND CASH EQUIVALENTS, end of period	$214,218	$177,822

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	139,769	10,628

Non-cash transactions:
Stock issued for accounts payable and debt	$2,758,574	$3,121
Prior year deposit applied to equipment purchase	-	55,000
Balance due to vendor for equipment purchase	-	171,120
Purchase of patents with note payable	100,000	-

See accompanying summary of accounting policies
and notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. Excalibur Industries, Inc. (“Excalibur”) is a Texas based energy field services company. During 2005, Excalibur changed its name to Shumate Industries, Inc. (“Shumate”). See Note 3 for details. Shumate operates through two wholly-owned subsidiaries, Shumate Machine Works, Inc. (“Shumate Machine”), a contract machining and manufacturing company, and Hemiwedge Valve Corporation (“Hemiwedge”), a development stage company formed to launch a proprietary valve product line.

Basis of Presentation. The consolidated financial statements include the accounts of Shumate and its wholly-owned subsidiaries, Shumate Machine and Hemiwedge. Significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition. Revenue is derived primarily from machining of oil field drilling parts, components and tools for Shumate’s customers. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Returns are not accepted due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. Customer requests for rework and customer rejection of shipments has been historically low.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was $60,000 as of December 31, 2005.

Inventory. Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Property and Equipment. Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to twelve years.

Patents. Patents are initially measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 8 to 10 years and are stated net of accumulated amortization of $283,017 and $0 at December 31, 2005, and 2004, respectively. Because the patents were acquired in late 2005, no amortization expense was charged to operations during 2005.

Impairment of Long-Lived Assets. Shumate reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Shumate assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Stock-Based Compensation. Shumate accounts for stock-based compensation under the intrinsic value method. Under this method, Shumate recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. In the years ended December 31, 2005 and 2004, no options were granted.

The following table illustrates the effect on net income and net income per share if Shumate had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income as reported	$1,978,484	$1,184,015
Add: stock based compensation determined under intrinsic value - based method	-	-

Less: stock based compensation determined under fair value - based method	-	-

	-	(7,959)
Pro forma income	$1,978,484	$1,176,056

Basic net income per common share
As reported	$.33	$.49
Pro forma	$.33	.48

Diluted net income per common share:
As reported	$.31	N/A
Pro forma	$.31	N/A

Basic and Diluted Net Income per Share. The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2004, there was no diluted income per share due to the absence of common stock equivalents. Diluted earnings per common share for the year 2005 was determined on the assumption that the convertible note payable was converted upon issuance on October 19, 2005. The 2005 information is as follows:

Net income	$1,978,484
Add: adjustment for interest on the convertible note payable
47,500
Net income, includes assumed conversions	$2,025,984

Weighted average number of shares outstanding	5,956,531
Add: shares assumed to be issued under the convertible note payable	500,000

Weighted average number of shares adjusted for dilutive shares	6,456,531

Stock Split. All references to common stock and per share data have been retroactively restated to account for the 1 for 7 reverse stock split. See Note 3 for details.

Research and Development. All costs for research and development activities are expensed as incurred.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation.” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Shumate does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations, or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $3,017,593 and $3,068,080 in 2005 and 2004, respectively, has an accumulated deficit of $18,567,866, and a working capital deficit of $494,720 as of December 31, 2005. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, since the year end of fiscal 2005, Shumate has raised $2,000,000 through a private offering. See Note 16 for details. In addition, management is trying to continue to increase Shumate’s revenues and improve its result of operations to a level of profitability. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 - REORGANIZATION

On October 19, 2005, Shumate completed a restructuring with Stillwater National Bank (“Stillwater”). The restructuring resulted in a significant reduction in outstanding debt and provided Shumate with a strengthened balance sheet and reduced debt-servicing requirements. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of the following:

•	an agreement to amend and restate a series of notes issued to Stillwater into one term note;
•	the extension of Shumate’s current line of credit with Stillwater;
•	the issuance of a convertible note to Stillwater;
•	the issuance by Stillwater of a note to Shumate’s Chief Financial Officer to advance funds to purchase shares of Shumate’s common stock for $250,000;
•	the conversion of a portion of Shumate’s debt to Stillwater into 20% of Shumate’s then-outstanding common stock after giving effect to the restructuring;
•	Shumate’s acquisition of the capital stock of Shumate Machine;
•	a release from Stillwater for any indebtedness not covered above;
•	the exchange of Shumate’s outstanding unsecured notes, including principal and accrued interest, for shares of Shumate’s common stock; and
•	the grant of restricted stock awards to Shumate’s executive officers, in return for their personal guarantees on new bank debt, and to Shumate’s non-employee directors.

In addition, in connection with the recapitalization, Shumate changed its name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” and effectuated a 1-for-7 reverse stock split of its then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of Shumate’s 2005 Stock Incentive Plan, and the re-election of its directors were all approved at a special meeting of its stockholders on October 19, 2005.

The recapitalization plan consisted of the following transactions (the “restructuring transactions”):

Amended and Restated Term Note. Stillwater amended and restated a series of notes in the current aggregate principal amounts of approximately $9,413,000 into an amended and restated note in the principal amount of approximately $5,600,000. The amended and restated note requires interest only payments for the six months following closing, and thereafter, requires Shumate to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 120 months. The amended and restated note is due and payable 30 months after closing, at which time, Shumate will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets. The proceeds of this note were applied as follows: $303,000 to purchase machines from Shumate’s President and Chief Executive Officer, and from a former director; $100,000 to purchase the capital stock of Shumate Machine; and the remainder was applied to Shumate’s existing indebtedness to Stillwater.

Revised Line of Credit. Stillwater has extended Shumate’s current revolving line of credit in an amount of up to $1,000,000 for one year. The initial balance on the line of credit is the balance of Shumate’s existing line of credit with Stillwater, less the excess transferred to the amended and restated note. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets.

Convertible Note. Shumate issued a convertible note in the principal amount of $2,500,000 to Stillwater. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of Shumate’s common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into Shumate’s common stock. Interest on the convertible note accrues from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, Shumate is obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s assets. Shumate has agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that it may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years. Shumate analyzed this instrument for derivative accounting consideration under SFAS 133 and EITF 00-19. Shumate determined the convertible notes were conventional and met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for this convertible note payable. Shumate also analyzed this instrument for Beneficial Conversion Feature under EITF 98-5 and EITF 00-27. Because the conversion prices exceed the market trading price of Shumate’s common stock when the loans were issued, a Beneficial Conversion Feature was not created.

Conversion of Prior Bank Debt. Stillwater has exchanged $2,368,000 of Shumate’s outstanding indebtedness to Stillwater for 2,368,000 newly issued of shares of Shumate’s common stock (on a post reverse-split basis), representing not less than 20% of the outstanding shares of Shumate’s common stock after giving effect to the restructuring. Shumate has agreed to include these shares of common stock on any eligible registration statement that it may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

Releases. Stillwater has released Shumate and its Chief Financial Officer from their respective obligations of the prior debt to Stillwater, except to the extent that such prior debt is amended and restated, issued, or guaranteed as set forth above.

Unsecured Note Exchange Offer. Shumate’s unsecured note holders have exchanged all of their outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, aggregated $1,719,787, for approximately 1,691,310 newly issued shares of Shumate’s common stock (on a post reverse-split basis), representing approximately 14.61% of the outstanding shares of Shumate’s common stock after giving effect to the restructuring.

Restricted Stock Awards. Shumate’s board of directors have granted restricted stock awards of approximately 3,950,000 shares of newly issued common stock (on a post reverse-split basis) to its executive officers and non-employee directors, representing approximately 34.12% of the outstanding shares of Shumate’s common stock after giving effect to the restructuring. These shares vested on the closing of the restructuring, as did restricted stock awards of 335,500 shares previously issued to non-management employees and consultants.

As part of the restructuring, Stillwater loaned $350,000 to Shumate’s Chief Financial Officer to purchase an aggregate of 250,000 newly issued shares (post reverse stock split) of Shumate’s common stock, representing approximately 2.16% of its outstanding common stock after giving effect to the restructuring, for a total purchase price of $250,000. The balance was applied to the existing personal indebtedness of the Chief Financial Officer to Stillwater of approximately $10,000,000 under a personal guarantee of Shumate’s indebtedness to Stillwater. Stillwater has released the Chief Financial Officer from the remainder of his personal guarantee.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Description	Life	Amount
Shop equipment	5 - 12 years	$3,206,467
Other equipment and furniture	3 years	79,773
Leasehold improvements	5 years	22,641

		3,308,881
Less: accumulated depreciation		(1,455,868)

Property and equipment, net		$1,853,013

Depreciation expense in continuing operations totaled $326,550 and $413,426 in 2005 and 2004, respectively.

NOTE 5 - INTELLECTUAL PROPERTY

On December 5, 2005, Shumate acquired for $238,500 the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. Shumate contributed these intellectual property rights to Hemiwedge as a capital contribution. The intellectual property rights acquired consist of all patents, trademarks, and the internet website relating to the Hemiwedge® product line. The aggregate consideration paid for the intellectual property rights consisted of $138,500 in cash and a two-year six percent promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, Shumate agreed to deposit (a) $72,000 into an escrow account to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning in January 2006 and (b) three percent of the net sales proceeds collected from customers from (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after December 2005 and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent of the net sales proceeds.

At December 31, 2005, Shumate also has patent costs of $44,517 unrelated to the intellectual property rights described above.

NOTE 6 - NOTES PAYABLE - STILLWATER NATIONAL BANK

$1,000,000 line of credit with Stillwater National Bank secured by a first priority security interest in all of Shumate’s existing and future assets. The line of credit bears interest at a rate equal to the prime rate plus two percent. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. This line of credit is secured by a first priority security interest in all of Shumate’s existing and future assets.	$837,615

$5,633,053 term note dated October 19, 2005 with Stillwater National Bank. The note requires interest only payments for the six months, and thereafter requires Shumate to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the note over 120 months. The note is due and payable in 30 months, at which time, Shumate will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets.
5,633,053

$2,500,000 convertible note dated October 19, 2005 with Stillwater National Bank. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of Shumate’s common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into Shumate’s common stock. Interest on the convertible note accrues from October 19, 2005 until the earlier of conversion or 24 months, at which time the accrued interest will be capitalized into principal. Beginning at the end of the ninth quarter, Shumate is obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s assets. Shumate has agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that it may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.
2,500,000

Total	$8,970,668

NOTE 7 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2005 included the following:

Accrued interest on notes payable	$45,252
Payroll taxes and estimated penalties	244,616
Unpaid salaries	15,770
Rebates	42,013
Insurance	61,145

Total accrued liabilities	$408,796

NOTE 8 - NOTES PAYABLE

On December 5, 2005, Hemiwedge executed a promissory note to Soderberg Research and Development, Inc. and certain of its affiliates in the amount of $100,000 in connection with the purchase of intellectual property (See Note 5). The note bears interest at the rate of six percent and is payable in twenty-four equal installments of principal and interest beginning January 1, 2006 and ending December 1, 2007.

Four unsecured notes payable to third parties totaling $315,000 and related accrued interest in the amount of $60,625 were converted to 370,392 shares of common stock on October 19, 2005. Shumate recognized a total of $202,207 debt forgiveness income in these transactions.

NOTE 9 - RELATED PARTY NOTES PAYABLE

Six unsecured notes payable to officers and directors totaling $1,095,799 and related accrued interest in the amount of $225,120 were converted to 1,320,918 shares of common stock on October 19, 2005.

NOTE 10 - INCOME TAXES

Shumate uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Shumate has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,000,000 at December 31, 2005, and will expire in the years 2021 through 2025.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Shumate incurred such an ownership change on October 19, 2005. As the result of the ownership change, Shumate’s use of net operating losses through the date of change is restricted. Losses subsequent to the date of change are not restricted.

NOTE 11 - COMMON STOCK

On April 29, 2005, Shumate adopted its 2005 Stock Incentive Plan (the “Plan”). Shumate is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On May 11, 2005, Shumate granted restricted stock awards for 4,285,500 post-split shares of common stock under the Plan, including restricted stock awards of 3,950,000 post-split shares to its officers and directors. These shares were recorded at their par value at $30,000 based on the appraisal performed by an independent third party consultant. Under the terms of the restricted stock awards, the shares would not vest until Shumate closed a plan of reorganization between Shumate, its subsidiaries, certain affiliated parties, and Stillwater, with respect to the restructuring of various notes issued to Stillwater. This restructuring was completed on October 19, 2005.

In October 2005, Shumate issued 370,392 shares of common stock to several third parties for release of $315,000 in unsecured notes payable and related accrued interest of $60,625.

In October 2005, Shumate issued 1,320,918 shares of common stock to several related parties for release of $1,095,799 in unsecured notes payable and related accrued interest of $225,120.

In October 2005, Shumate issued 2,368,000 shares of common stock to Stillwater in exchange for release of $2,368,000 of outstanding indebtedness to Stillwater.

In October 2005, in conjunction with the debt restructuring, Shumate issued 250,000 shares of common stock to its Chief Financial Officer for cash totaling $250,000.

In December 2005, Shumate issued 416,667 shares of common stock for cash totaling $250,000.

During the fourth quarter of 2005, Shumate issued 671,432 shares of common stock to consultants for their services. These shares were recorded at their value of $444,999.

NOTE 12 - DISCONTINUED OPERATIONS / DEBT FORGIVENESS INCOME

In September 2003, three of Shumate’s wholly owned subsidiaries, Excalibur Steel, Inc., Excalibur Aerospace, Inc., which did business as AeroWeld, Inc., and Excalibur Services, Inc. (the “Tulsa-based Operations”) ceased operations. On December 31, 2003, Excalibur Steel, Excalibur Services, and Excalibur Aerospace each filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. On July 26, 2004, the court discharged Excalibur Steel and Excalibur Aerospace of all of its debts and liabilities, and on August 3, 2004, the court discharged Excalibur Services of all of its debts and liabilities. In 2003, Shumate reclassified $5,218,883 as net liabilities of discontinued operations, and these liabilities were discharged in the three bankruptcy proceedings in 2004. As a result, Shumate recorded $5,218,883 in debt forgiveness income in 2004.

On March 9, 2005, Excalibur Holdings, Inc. (“Excalibur Holdings”), a wholly-owned subsidiary of Shumate and the parent corporation of Shumate Machine, filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine became the sole asset of the bankruptcy estate. The capital stock of Shumate Machine was pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater. On October 19, 2005, Stillwater transferred the capital stock of Shumate Machine to Shumate as part of the reorganization of Shumate. See Note 3 for details. In November 2005, the court discharged Excalibur Holdings of all of its debts and liabilities. As shown in the accompanying consolidated financial statements, Shumate recorded $1,837,295 in 2005 for debt forgiveness income resulting from the discharge of the debts and liabilities of Excalibur Holdings in the bankruptcy proceedings.

As a result of the reorganization of Shumate discussed in Note 3, Shumate recognized $4,222,743 in debt forgiveness income from Stillwater transactions and $204,414 in debt forgiveness income related to third party notes payable in 2005.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Shumate currently has 5 stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 shares, and 300,571 options have been granted through December 31, 2005 (“date”) of which 294,929 options have expired unexercised, (b) the 2003 Stock Grant Plan reserved 428,571 shares, of which 232,063 shares have been issued to date, (c) the 2003 Employee Stock Incentive Plan reserved 1,071,429 shares, of which none have been issued to date, (d) the 2003 Non-Employee Directors and Consultants Retainer Stock Plan reserved 357,143 shares, of which none have been issued to date, and (e) the 2005 Stock Incentive Plan reserved 33,000,000 shares of which 4,685,500 have been issued to date.

During 2005 and 2004, no options or warrants were granted.

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		average		average
	Options	Share Price	Warrants	Share Price
Outstanding at
December 31, 2003	55,571	$8.82	201,712	$7.94

Year ended December 31, 2004:
Forfeited	(1,357)	4.20	-	-
Outstanding at
December 31, 2004	54,214	8.89	201,712	7.94

Year ended December 31, 2005:
Forfeited	(357)	4.20	-	-
Outstanding at
December 31, 2005	53,857	$8.95	201,712	$7.94

Options outstanding and exercisable as of December 31, 2005:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$ 4.20	5,286	2 years	3,524
7.00	14,286	1 year	14,286
10.50	34,285	1 year	34,285
	53,857		52,095

Warrants outstanding and exercisable as of December 31, 2005:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$ 6.30 - $7.00	130,848	1 year	130,848
$8.40 - $10.50	70,864	1 year	70,864
	201,712		201,712

NOTE 14 - MAJOR CUSTOMERS

Two customers accounted for 71% of total revenues in 2005 and 51% of total revenues in 2004.

NOTE 15 - COMMITMENTS

Shumate’s executive offices are in Conroe, Texas. The lease expires June 30, 2009 and is payable at $22,600 per month. Future minimum lease payments under the lease as of December 31, 2005 are $271,200 in 2006, $271,200 in 2007, $271,200 in 2008 and $135,600 in 2009.

In December 2005, Shumate Machine entered into an operating lease with a third party landlord. This lease expires November 30, 2008 and is payable at $14,149 per month. The lease grants to Shumate Machine an option to purchase the premises for a purchase price of $1,825,000, against which Shumate Machine shall be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at seven percent over a period of 240 months. The landlord also granted to Shumate Machine a right of first refusal with respect to the premises. In addition, Shumate Machine entered into a sublease agreement to sublease of a portion of the premises. The sublease is a three-month sublease, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month. Future net minimum lease payments under the lease as of December 31, 2005 are $169,788 in 2006, $169,788 in 2007 and $155,639 in 2008. Future net minimum lease receivables under the sublease as of December 31, 2005 are $48,000 in 2006, $48,000 in 2007 and $44,000 in 2008.

Rent expense was $271,680 and $300,244 in 2005 and 2004, respectively.

NOTE 16 - SUBSEQUENT EVENTS

On February 22, 2006, Shumate sold 3,333,333 shares of its common stock to several investors in a private offering. 2,500,000 shares of common stock were placed by a placement agent and Shumate placed the remaining 833,333 shares of common stock. The purchase price per share of common stock was $0.60. The placement agent received $165,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. Shumate also paid legal fees of $10,000 to the placement agent’s attorney. The net proceeds of this offering to Shumate after the payment of commissions, fees, and other expenses of the offering were approximately $1,810,000.

Shumate is obligated to file a registration statement registering the resale of shares of Shumate’s common stock. Shumate is required to file the registration statement within 30 days of filing its Form 10-KSB for the year ended December 31, 2005, but no later than April 30, 2006. If the registration statement is not timely filed or if the registration is suspended other than as permitted in the registration rights agreement, Shumate will be obligated to pay each investor a fee equal to 1.0% of such investor’s purchase price of the common stock for each 30 day period (pro rated for partial periods), that such registration conditions are not satisfied.

Subject to certain conditions, Shumate has granted the investors a right of first refusal, for a period of one (1) year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that Shumate conducts.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See our Current Report on Form 8-K filed on February 4, 2004 with respect to changes in accountants.

Item 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to inventory valuation, expense recognition, related party transactions, and disclosure control deficiencies related to transactions involving discontinued operations and diluted earnings per share. The adjustment to inventory valuation increased our inventory to account for additional allocated overhead items and resulted in a reduction to cost of sales in the amount of $65,772. Adjustments to expense recognition items involved the following: reallocation of accrued employee group insurance expense from December 2005 to January 2006, resulting in a credit to expense in the amount of $27,749; reduction of our allowance for bad debts from $100,000 to $60,000 resulting in a credit to bad debt expense of $40,000; and a correction in depreciation calculations resulting in a charge to depreciation expense in the amount of $57,518. Adjustments regarding related party transactions relate to the reimbursement of the purchase price of equipment acquired by related parties for Shumate in 2003 and 2004. Because the equipment has been in use by Shumate since that time, the cost basis of the equipment was reduced by imputed depreciation of $125,137, and a related charge to compensation was recorded. Other adjustments were re-allocations of interest expense, debt forgiveness, and paid in capital related to our reorganization, resulting in a net credit to interest expense in the amount of $31,464.

Disclosure control deficiencies relating to transactions involving discontinued operations and diluted earnings per share have been appropriately corrected in this Annual Report on Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information under the caption “Election of Directors” and “Management - Executive Officers and Directors” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Related Party Transactions” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

Exhibit No.  Description

2.1
Agreement and Plan of Merger by and among Global Realty Management Group, Inc., GRMG Acquisition Corporation, Excalibur Holdings, Inc., and Michael D. Farkas, incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

2.2
Agreement and Plan of Merger by and among Shumate Machine Works, Inc., Larry C. Shumate, Russ Clark, Excalibur Holdings, Inc., and Excalmergeco, Inc., incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

2.3
Asset Purchase Agreement by and among Hemiwedge Valve Corporation, Soderberg Research and Development, Inc., Inprop, Inc., and Jeanette Soderberg, incorporated by reference to Shumate’s Current Report on Form 8-K filed on December 6, 2005.

3.1
Certificate of Incorporation of Excalibur Industries, Inc. (now known as Shumate Industries, Inc.), incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

3.2
Certificate of Amendment to Certificate of Incorporation of Excalibur Industries, Inc. (now known as Shumate Industries, Inc.), incorporated by reference to Shumate’s Current Report on Form 8-K filed on October 26, 2005.

3.3
Bylaws of Excalibur Industries, Inc. (now known as Shumate Industries, Inc.), incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.1	Specimen Certificate of Shumate Industries, Inc.’s common stock, filed herewith.

4.2	Form of common stock purchase warrant, incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.3	Convertible promissory note (Stillwater National Bank), filed herewith.

4.4	Amended and restated promissory note (Term Note - Stillwater National Bank), incorporated by reference to Shumate’s Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

4.5	Stock Purchase Agreement by and between Shumate Industries, Inc. and A. Earl Swift, filed herewith.

4.6	Form of Securities Purchase Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.7	Form of Registration Rights Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.8	Common stock purchase warrant (First Montauk Securities Corp.), incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

10.1
Restructuring Agreement between Shumate Industries, Inc., Shumate Machine Works, Inc., Matthew Flemming, Larry Shumate, Russ Clark, and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

10.2	Promissory Note (Line of Credit - Stillwater National Bank), filed herewith.

10.3	Security Agreement, filed herewith.

10.4	Lockbox Agreement, filed herewith.

10.5	Settlement and Release Agreement, incorporated by reference to Shumate’s Current Report on Form 8-K filed on October 26, 2005.

10.6	Promissory Note (Soderberg Research and Development), incorporated by reference to Shumate’s Current Report on Form 8-K filed on December 6, 2005.

10.7	2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.8	2003 Stock Grant Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on June 26, 2003 (File No. 333-106521).

10.9	2003 Employee Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.10	2003 Non-Employee Directors and Consultants Retainer Stock Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.11	2005 Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.12	Improved property commercial lease between Paul & Sherry Vick dba P & S Properties LLC and Shumate Machine Works, filed herewith.

10.13	Lease agreement with option to purchase by and between the Brewer Family Charitable Remainder Annuity Trust No. 1 and Shumate Machine Works, filed herewith.

16.1	Letter on change in certifying accountant, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 4, 2004.

21.1	Subsidiaries of Shumate Industries, Inc., filed herewith.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC, filed herewith.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
___________________

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Accountant Fees and Services” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

By:	/s/ Larry C. Shumate
Larry C. Shumate, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Larry C. Shumate	Chairman of the Board, President,	March 28, 2006
Larry C. Shumate	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	March 28, 2006
Matthew C. Flemming	Financial Officer, Treasurer, Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer	March 28, 2006
Russell T. Clark	and Director

/s/ Frank X. Marshik	Director	March 28, 2006
Frank X. Marshik