Form 10QSB
period 2006-03-31
SHUMATE INDUSTRIES INC
filed 2006-05-15
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No.: 000-30291

SHUMATE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12060 FM 3083 Conroe, Texas 77301 (Address of principal executive offices)

Issuer’s telephone number: (936) 441-5100

___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2006, 15,449,727 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐No ☒

PART 1:  FINANCIAL INFORMATION

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,126,702	$214,218
Accounts receivable, net of allowance for doubtful accounts of $60,000	666,746	959,916
Inventory	246,475	237,173
Prepaid expense and other current assets	88,376	87,920
Total current assets	2,128,299	1,499,227

Fixed assets, net of accumulated depreciation of $1,548,771 and $1,455,868	2,054,644	1,853,013
Patents, net of accumulated amortization of $7,260 and -0-	292,660	283,017
Deposits	30,340	30,340
Total assets	$4,505,943	$3,665,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$454,785	463,141
Accrued expenses	412,717	408,796
Current portion of note payable - other	49,235	48,504
Current portion of term note payable - Stillwater National Bank	519,007	235,891
Line of credit - Stillwater National Bank	641,849	837,615
Total current liabilities	2,077,593	1,993,947

Long term liabilities:
Note payable - other	38,910	51,496
Term note payable - Stillwater National Bank	3,114,046	5,397,162
Convertible note payable - Stillwater National Bank	2,500,000	2,500,000
Total long term liabilities	5,652,956	7,948,658
Total liabilities	7,730,549	9,942,605

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 15,449,727 and 12,116,394 shares issued and outstanding	15,449	12,116
Additional paid-in-capital	14,051,619	12,278,742
Accumulated deficit	(17,291,674)	(18,567,866)
Total stockholders' deficit	(3,224,606)	(6,277,008)
Total liabilities and stockholders' deficit	$4,505,943	$3,665,597

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES	$1,574,977	$1,078,003
COST OF SALES
Cost of sales	1,264,025	1,127,222
Depreciation expense	82,486	59,458

Total cost of sales	1,346,511	1,186,680

GROSS PROFIT (LOSS)	228,466	(108,677)

OPERATING EXPENSES:
Selling, general and administrative	603,527	364,475
Depreciation expense	13,386	6,542
Bad debt expense	-	17,020
Research and development	99,208	53,728

Total operating expenses	716,121	441,765

LOSS FROM OPERATIONS	(487,655)	(550,442)

OTHER INCOME (EXPENSE)
Debt forgiveness income	2,000,000	-
Interest expense	(236,153)	(257,638)

NET INCOME (LOSS) FROM OPERATIONS	$1,276,192	$(808,080)

Basic net income (loss) per share	$0.09	$(0.33)
Diluted net income (loss) per share	0.08	N/A

Weighted average shares outstanding - Basic	13,523,801	2,433,247
Weighted average shares outstanding - Diluted	16,023,801	N/A

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,276,192	$(808,080)
Adjustments to reconcile net income to net
cash used in operating activities:
Debt forgiveness income	(2,000,000)	-
Depreciation expense	95,872	66,000
Bad debt expense	-	17,020
Changes in:
Accounts receivable	293,170	165,847
Inventory	(9,302)	68,339
Other assets	(456)	25,684
Accounts payable	(8,356)	(303,089)
Accrued expenses	3,921	285,521
Net cash used in operating activities	(348,959)	(482,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase rebate of equipment	-	11,120
Purchase of equipment	(290,243)	-
Purchase of patents	(16,903)	-
Net cash provided by (used in) operating activities	(307,146)	11,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	-	(332,512)
Net change from bank credit line, net	(195,766)	(65,075)
Proceeds from bank term loan	-	1,100,000
Payments on note payable	(11,855)	(21,029)
Proceeds from sales of common stock	1,810,000	-
Costs of raising capital	(33,790)	-
Net cash provided by financing activities	1,568,589	681,384

NET INCREASE IN CASH AND CASH EQUIVALENTS	912,484	209,746

CASH AND CASH EQUIVALENTS, beginning of period	214,218	177,822

CASH AND CASH EQUIVALENTS, end of period	$1,126,702	$387,568

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	171,539	-

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. (“Shumate”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - SALE OF COMMON STOCK

On February 22, 2006, Shumate sold 3,333,333 shares of its common stock to several investors in a private offering for $0.60 per share. The placement agent received $160,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. The net proceeds of this offering to Shumate after the payment of commissions, fees, and other expenses totaling $33,790 of the offering were approximately $1,776,210.

Shumate evaluated the freestanding warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Part of this evaluation considered the ‘Liquidated Damages’ provision in the ‘Registration Rights Agreement’ that covers both the warrants and the common stock. Shumate concluded the freestanding warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Subject to certain conditions, Shumate has granted the investors a right of first refusal, for a period of one year from the effective date of the registration statement required to be filed in connection with this transaction, to participate in any subsequent financing that Shumate conducts.

NOTE 3 - ISSUANCE OF STOCK OPTIONS AND WARRANTS

Effective January 1, 2006, Shumate began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Shumate had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Shumate adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

There were no options issued to employees in the quarter ending March 31, 2005.

In January 2006, options to purchase 150,000 shares of common stock at an exercise price of $0.65 per share were issued to a nominee for Shumate’s Board of Directors, and the options vest at the date on which the nominee is elected to the Board of Directors. The options have a fair value of $96,900. In March 2006, options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share were issued to each of two nominees for Shumate’s Board of Directors, and these options also vest at the date on which they are elected to the Board of Directors. These options have a fair value of $109,362. Compensation expense of $206,262 will be recorded in June 2006 if these options vest in accordance with the terms of the options.

In January 2006, Shumate granted options to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to an executive vice president of Hemiwedge Valve Corp., Shumate’s wholly-owned subsidiary. The options vest over a three-year period, one-third per year, commencing on the first anniversary of the executive vice president’s employment. The options have a fair value of $64,571, which will be recorded in January 2007 if these options vest in accordance with the terms of the option.

In February 2006, warrants to purchase 250,000 shares of common stock at an exercise price of $0.63 per share were issued to First Montauk as an offering cost for Shumate’s financing activities. These warrants have a fair value of $286,234 and vest immediately.

The weighted average fair value of the stock options granted during the first quarter was $92.84. Variables used in the Black-Scholes option-pricing model include (1) 4.19-4.57 % risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 178.32-241.96%, and (4) zero expected dividends.

NOTE 4 - AMENDED AND RESTATED TERM LOAN; DEBT FORGIVENESS

On March 31, 2006, Stillwater National Bank agreed to forgive $2,000,000 of indebtedness under an amended and restated term promissory note the principal amount of $3,633,053.

The new amended and restated note required one interest payment on March 31, 2006, and thereafter requires Shumate to make 24 equal monthly payments calculated using an 84 month amortization period. A balloon payment of the remaining amount is due on April 19, 2008. The note bears interest at the prime rate plus two percent, and it is secured by a first lien in all assets.

NOTE 5 - SUBSEQUENT EVENTS

FACILITY LEASE

On April 1, 2006, Shumate Machine Works, a wholly owned subsidiary of Shumate, entered into a new lease agreement for the lease of its approximately 25,000 square foot manufacturing facility located in Conroe, Texas, and terminated the old lease agreement for this facility. The new lease agreement is a five-year lease, commencing April 1, 2006, with a base monthly rent of $18,600 per month, representing a reduction of $4,000 in monthly rent expense. The new lease expires March 31, 2011.

The new lease agreement grants to Shumate Machine an option to purchase the premises covered under the lease at the end of the lease term for an agreeable purchase price or current appraised price, against which amount Shumate Machine shall be entitled to a credit again the purchase price in an amount equal to five percent (5%) of all lease payments paid since the inception of the lease.

LETTER AGREEMENT WITH STILLWATER NATIONAL BANK

On April 13, 2006, Stillwater National Bank offered to accept $500,000 in full payment of a secured convertible promissory note for $2,500,000. Stillwater’s offer is subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed, (ii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, and (iii) the $500,000 must be received by September 1, 2006.

In the event that Shumate meets the conditions of the letter agreement and effectuates the transaction, Shumate will record debt forgiveness income of $2,000,000 in addition to the $2,000,000 forgiven by Stillwater in the quarter ended March 31, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Valve Product Technology - Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. The Hemiwedge® valve is a quarter-turn hemispherical wedge valve, engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

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

Reorganization/Debt Forgiveness

On October 19, 2005, we completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of, among other things, a restructuring of debt we owed to Stillwater National Bank, or Stillwater, the issuance of stock in exchange for the cancellation and conversion of debt, the issuance of restricted stock awards, the change of our name to “Shumate Industries, Inc.”, and a 1-for-7 reverse stock split. A complete description of the restructuring plan is set forth under the heading “Business Development - Reorganization” in the Description of Business in our Annual Report on Form 10-KSB, which has been filed with the Securities and Exchange Commission.

As a result of the reorganization, in 2005, we recognized $4,222,743 in debt forgiveness income from Stillwater and $204,414 in debt forgiveness income related to the exchange of the unsecured notes for common stock.

On March 31, 2006, we entered into a First Amendment to Loan Agreement and Guarantor’s Consent with Stillwater National Bank, or Stillwater, pursuant to which Stillwater agreed to forgive $2,000,000 of indebtedness under an amended and restated term promissory note which we had previously delivered to Stillwater in connection with our October 19, 2005 reorganization. In connection with this first amendment, we executed and delivered a new amended and restated term promissory note in the principal face amount of $3,633,053.

The new amended and restated note requires one interest only payment on March 31, 2006, and thereafter, requires us to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 84 months. The amended and restated note is due and payable on April 19, 2008, at which time, we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

As a result of this amendment, we recorded debt forgiveness income in the amount of $2,000,000 in the first quarter of 2006.

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank, or Stillwater, pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 which we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount is subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (iv) payment of the full $500,000 must be made on or before September 1, 2006.

In the event that we meet the conditions of the letter agreement and effectuate the transaction set forth therein, we will record debt forgiveness income in the approximate amount of $2,000,000, in addition to the $2,000,000 already recognized in the quarter ended March 31, 2006.

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

Concentration of credit risk

At March 31, 2006, two customers accounted for 75% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three months ended March 31, 2006 and 2005 are those of the operations of Shumate Industries, Shumate Machine Works and Hemiwedge Value Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales of Shumate Machine Works. Shumate Machine Works is our only revenue generating entity at the present time, as Hemiwedge Valve Corporation is in the pre-revenue scale-up stage.

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	(85.5)	(110.1)
Gross profit (loss)	14.5	(10.1)

Selling, general and administrative	(38.3)	(33.8)
Depreciation	(.8)	(.6)
Bad debt expense	-	(1.6)
Research and development	(6.3)	(5.0)
Operating income (loss)	(30.9)%	(51.1)%

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Net sales.  Net sales for Shumate Machine Works increased by $496,974, or an increase of 46.1%, to $1,574,977, for the three months ended March 31, 2006, from $1,078,003 for the three months ended March 31, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in further increased demand for our products from our customers. As a result of this increased demand, the pricing for Shumate products and components has improved. Our customers have indicated to us that this activity level in the energy field services industry will continue to be strong throughout 2006.

Cost of Sales. Cost of sales increased by $159,831 or 13.5%, to $1,346,511, for the three months ended March 31, 2006, from $1,186,680 for the three months ended March 31, 2005. As a percentage of net sales, cost of sales decreased to 85.5% of net sales for the three months ended March 31, 2006 versus 110.1% of sales for the three months ended March 31, 2005. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $228,466, with a gross profit margin of 14.5%, for the first quarter of 2006. Our gross margins have steadily improved since the third quarter of 2005, and, based on customer indications, we anticipate that this trend of will continue well into 2006. We are continuing to implement better cost-controls with production wages on jobs and create greater efficiencies in production. We are also continuing to seek to increase revenues by generating more sales with higher pricing for Shumate products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $239,052 to $603,527 for the three months ended March 31, 2006, from $364,475 for the three months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 38.3% for the three months ended March 31, 2006, as compared to 33.8% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to approximately $151,000 in wage expense and consulting fees relating to the commencement of operations and start up expenses in recently formed Hemiwedge Valve Corporation. Other increases were related to administrative payroll, advertising, and property tax expenses.

Depreciation. Depreciation expense increased by $29,872 to $95,872 for the three months ended March 31, 2006 from $66,000 for the three months ended March 31, 2005, primarily due to equipment purchases in the first quarter of 2006.

Bad debt expense. During the three months ended March 31, 2005, we charged off accounts receivable in the amount of $17,020 to bad debt expense. We had no such corresponding charge off in the first quarter of 2006.

Research and development. Research and development expense increased by $45,480 to $99,208 for the three months ended March 31, 2006 from $53,728 for the three months ended March 31, 2005. We anticipate that we will continue to incur significant research and development expenses for our new Hemiwedge® valve technology as we continue the beta development of the technology and implement the initial launch of the product. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $487,655 for the three months ended March 31, 2006, a decrease of $62,787, as compared to an operating loss of $550,442 for the three months ended March 31, 2005. We had a smaller operating loss in the first quarter 2006, as compared to the first quarter of 2005, primarily because we generated more revenues due to increased demand for drilling products and components manufactured by Shumate. This increase in revenue was offset by an increase in start-up expenditures in Hemiwedge Valve Corporation, research and development costs, increased administrative wages, advertising, and property tax expenses. While we continue to narrow our operating loss in the first quarter of 2006, we have not reduced our fixed costs significantly enough to bring them below the revenues we generated in the period.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income during the three months ended March 31, 2006 as a result of the amendment of our loan agreement with Stillwater National Bank.

Interest expense. Interest expense decreased by $21,485 to $236,153 for the three months ended March 31, 2006, from $257,638 for the three months ended March 31, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated operating income of $1,276,192 for the three months ended March 31, 2006, compared to an operating loss of $808,080 for the three months ended March 31, 2005. While we have generated net income in 2004, 2005 and the first quarter of 2006, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. Our working capital at March 31, 2006 was $50,706. We had cash of $1,126,702 as of March 31, 2006, compared to having cash of $387,568 at March 31, 2005. The difference results primarily from our sale of common stock during the first quarter of 2006.

We used $348,959 of net cash in operating activities for the three months ended March 31, 2006, compared to using $482,758 in the three months ended March 31, 2005. Cash used in operating activities is primarily due to increases in inventory and other assets. These amounts were offset by non-cash charges for amortization and depreciation, recognition of debt forgiveness income, bad debt expense, and by decreases in accounts receivable and accrued expenses.

Net cash flows used in investing activities was $307,146 for the three months ended March 31, 2006, compared to providing 11,120 in the three months ended March 31, 2005. Cash of $290,243 was used for the purchase of property and equipment and $16,903 was used for patent investments.

Net cash flows provided by financing activities were $1,568,589 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $681,384 in the three months ended March 31, 2005. This increase in net cash provided by financing activities is primarily due to net proceeds from sales of common stock of $1,776,210 and proceeds from our bank credit line of $1,479,643. These were offset by payments on the bank credit line and other notes payable of $1,687,264.

Bank Credit Facility

The primary source of our financing has been our credit facility with Stillwater National Bank. As set forth above under the heading “Reorganization,” our credit facility with Stillwater National Bank was restructured on October 19, 2005.

Additionally, on March 31, 2006, Shumate entered into a First Amendment to Loan Agreement and Guarantor’s Consent with Stillwater National Bank (“Stillwater”) pursuant to which Stillwater agreed to forgive $2,000,000 of indebtedness under an amended and restated term promissory note that we had previous delivered to Stillwater in connection with our October 19, 2005 reorganization. In connection with this first amendment, we executed and delivered a new amended and restated term promissory note in the principal amount of $3,633,053.

The new amended and restated note requires one interest only payment on March 31, 2006, and thereafter requires us to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 84 months. The note is due and payable on April 19, 2008, at which time we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank (“Stillwater”), pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 that we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount is subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investor(s) no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (v) payment of the full $500,000 must be made on or before September 1, 2006.

In the event that we meet the conditions of the letter agreement and effectuate the transaction set forth therein, we will record debt forgiveness income in the approximate amount of $2,000,000.

Capital Requirements

As of the date of this report, as discussed in our 2005 Annual Report on Form 10-KSB, we have restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in pricing for our oil and gas drilling products and components, which allowed us to generate a gross profit in the third and fourth quarters of 2005 and in the first quarter of 2006, as discussed within this report. Even with these improvements in our capital structure and results of operations, we are still operating on a net loss basis, and we will need to continue to service our debt obligations from our continuing operations.

We had net working capital of $50,706 as of March 31, 2006, which included a private placement of our common stock completed in February 2006 resulting in net proceeds to us of approximately $1,776,210.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $641,849 at March 31, 2006, and at the time, $709,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine over the fiscal year 2006 through existing working capital and cash flows generated from operations. In addition, we believe that we will also be able to fund the beta development of the Hemiwedge® technology and the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, we do not believe that our existing working capital and cash flows generated from operations to conduct a full-scale launch of the Hemiwedge® valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct a full-scale launch, we would need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products targeted in complementary market segments, including oil & gas field services, pipeline and transportation, process and fluid management controls, refining, and maintenance services for these areas. The acquisition of such products may also require us to obtain additional financing.

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

In addition to the recent recapitalization and equity financings, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The fiscal 2005 reorganization, debt restructuring, equity financing, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contains restrictions as to the payment of dividends.

Off-Balance Sheet Arrangements

None.

ITEM 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no significant changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  See our current report on Form 8-K filed on February 23, 2006.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
10.1	First Amendment to Loan Agreement and Guarantor’s Consent dated March 31, 2006 between Stillwater National Bank and the Registrant	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on April 25, 2006 (File No. 333-133511).
10.2	Lease Agreement dated April 1, 2006 between Shumate Machine Works and Paul & Sherry Vick dba P & S Properties LLC	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on April 25, 2006 (File No. 333-133511).
10.3	Letter Agreement dated April 13, 2006 between the Registrant and Stillwater National Bank	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on April 25, 2006 (File No. 333-133511).
31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed electronically herewith.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

May 15, 2006	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2006	/s/ Matthew C. Flemming
Matthew C. Flemming
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)