Form 10KSB/A
period 2005-12-31
SHUMATE INDUSTRIES INC
filed 2006-06-29
CIK 1085254

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐

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

Contract Machining and Manufacturing – Shumate Machine Works

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

Valve Product Technology – Hemiwedge Valve Corporation

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

Contract Machining and Manufacturing – Shumate Machine Works

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

Valve Product Technology – Hemiwedge Valve Corporation

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

Contract Machining and Manufacturing – Shumate Machine Works

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

Valve Product Technology – Hemiwedge Valve Corporation

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

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net sales	100.0%	100.0%
Cost of sales	99.1	143.3

Gross income (loss)	0.9	(43.3)

Selling, general and administrative	49.8	45.8
Depreciation	0.6	0.7
Bad debt expense	1.2	—
Research and development	10.1	—

Operating income (loss)	(60.8)%	(89.8)%

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 15, 2006

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$214,218
Accounts receivable, net of allowance for doubtful accounts of $60,000	959,916
Inventory	237,173
Prepaid expense and other current assets	87,920
Total current assets	1,499,227

Fixed assets, net of accumulated depreciation of $1,455,868	1,853,013
Patents	283,017
Deposits	30,340
Total assets	$3,665,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$463,141
Accrued expenses	408,796
Current portion of note payable - other	48,504
Current portion of term note payable - Stillwater National Bank	235,891
Line of credit - Stillwater National Bank	837,615
Total current liabilities	1,993,947

Long term liabilities:
Note payable - other	51,496
Term note payable - Stillwater National Bank	5,397,162
Convertible note payable - Stillwater National Bank	2,500,000
Total long term liabilities	7,948,658
Total liabilities	9,942,605

Commitments and contingencies	—

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized,
12,116,394 shares issued and outstanding	12,116
Additional paid-in-capital	12,278,742
Accumulated deficit	(18,567,866)

Total stockholders' deficit	(6,277,008)

Total liabilities and stockholders' deficit	$3,665,597

See accompanying summary of accounting policies
and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005 and 2004

	2005	2004

REVENUES	$4,964,544	$3,416,712

COST OF SALES
Cost of sales	4,620,368	4,507,916
Depreciation expense	299,290	388,295

Total cost of sales	4,919,658	4,896,211

GROSS INCOME (LOSS)	44,886	(1,479,499)

OPERATING EXPENSES:
Selling, general and administrative	2,473,868	1,563,450
Depreciation expense	27,260	25,131
Bad debt expense	58,088	—
Research and development	503,263	—

Total operating expenses	3,062,479	1,588,581

LOSS FROM OPERATIONS	(3,017,593)	(3,068,080)

OTHER INCOME (EXPENSE)
Debt forgiveness income	4,427,157	—
Interest expense	(1,168,375)	(966,788)
Restructuring cost	(100,000)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	141,189	(4,034,868)

DISCONTINUED OPERATIONS
Debt forgiveness income	1,837,295	5,218,883

NET INCOME	$1,978,484	$1,184,015

Basic net income per share	$0.33	$0.49
Diluted net income per share	0.31	0.49

Basic net income (loss) per share resulting from continuing operations	$0.02	$(1.66)
Diluted net income (loss) per share resulting from continuing operations	0.02	(1.66)
Basic net income per share resulting from discontinued operations	0.31	$2.15
Diluted net income per share resulting from discontinued operations	0.30	2.15
Weighted average shares outstanding	$5,956,531	2,432,817

See accompanying summary of accounting policies
and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2003	2,419,200	$2,419	$8,551,745	$(21,730,365)	$(13,176,201)

Common stock issued for accounts payable	14,285	14	3,107	—	3,121

Net income	—	—	—	1,184,015	1,184,015

Balances at December 31, 2004	2,433,485	2,433	8,554,852	(20,546,350)	(11,989,065)

Common stock issued for services	4,956,932	4,957	470,042	—	474,999
Common stock issued for debt	4,059,310	4,059	2,754,515	—	2,758,574
Common stock issued for cash	666,667	667	499,333	—	500,000

Net income	—	—	—	1,978,484	1,978,484

Balances at December 31, 2005	12,116,394	$12,116	$12,278,742	$(18,567,866)	$(6,277,008)

SHUMATE INDUSTRIES, INC.
(FORMERLY EXCALIBUR INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,978,484	$1,184,015
Adjustments to reconcile net income to net
cash used in operating activities:
Debt forgiveness income-continuing operations	(4,427,157)	—
Debt forgiveness income—discontinued operations	(1,837,295)	(5,218,883)
Depreciation expense	326,550	413,426
Bad debt expense	58,088	—
Common stock issued for services	474,999	—
Changes in:
Accounts receivable	(350,938)	(160,800)
Inventory	(103,569)	(85,395)
Other assets	(54,936)	(27,058)
Accounts payable	(813,341)	(67,655)
Accrued expenses	(199,729)	955,034
Pre-petition liabilities of bankrupt subsidiary	1,837,295	—
Net cash used in operating activities	(3,111,549)	(3,007,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(393,680)	(288,407)
Purchase of patents	(183,017)	—
Net cash used in operating activities	(576,697)	(288,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	—	(96,872)
Proceeds from notes payable	3,276,905	3,685,071
Payments on note payable	(52,263)	(124,930)
Proceeds from sales of common stock	500,000	—
Net cash provided by financing activities	3,724,642	3,463,269

NET INCREASE IN CASH AND CASH
EQUIVALENTS	36,396	167,546
CASH AND CASH EQUIVALENTS, beginning of period	177,822	10,276
CASH AND CASH EQUIVALENTS, end of period	$214,218	$177,822

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	139,769	10,628
Non-cash transactions:
Stock issued for accounts payable and debt	$2,758,574	$3,121
Prior year deposit applied to equipment purchase	—	55,000
Balance due to vendor for equipment purchase	—	171,120
Purchase of patents with note payable	100,000	—

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

	2005	2004
Net income as reported	$1,978,484	$1,184,015
Add: stock based compensation determined under intrinsic value based method	—	—
Less: stock based compensation determined under	—	—
fair value - based method	—	(7,959)
Pro forma income	$1,978,484	$1,176,056

Basic net income per common share:
As reported	$.33	$.49
Pro forma	$.33	.48

Diluted net income per common share:
As reported	$.31	N/A
Pro forma	$.31	N/A

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $3,017,593 and $3,068,080 in 2005 and 2004, respectively, has an accumulated deficit of $18,567,866, and a working capital deficit of $494,720 as of December 31, 2005. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, since the year end of fiscal 2005, Shumate has raised $2,000,000 through a private offering. See Note 16 for details. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

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

During 2005 and 2004, no options or warrants were granted.

Summary information regarding options and warrants is as follows:

	Options	Weighted average Share Price	Warrants	Weighted average Share Price
Outstanding at
December 31, 2003	55,571	$8.82	201,712	$7.94

Year ended December 31, 2004:
Forfeited	(1,357)	4.20	—	—
Outstanding at
December 31, 2004	54,214	8.89	201,712	7.94

Year ended December 31, 2005:
Forfeited	(357)	4.20	—	—

Outstanding at
December 31, 2005	53,857	$8.95	201,712	$7.94

Options outstanding and exercisable as of December 31, 2005:

	--Outstanding - -
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$ 4.20	5,286	2 years	3,524
7.00	14,286	1 year	14,286
10.50	34,285	1 year	34,285
	53,857		52,095

Warrants outstanding and exercisable as of December 31, 2005:
	--Outstanding - -
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares
$6.30 - $ 7.00	130,848	1 year	130,848
$8.40 - $10.50	70,864	1 year	70,864
	201,712		201,712

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

Item 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, adding additional accounting personnel to assist in inventory and job costing valuations, and increasing the frequency of internal financial statement review.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

16

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

17

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

4.1	Specimen Certificate of Shumate Industries, Inc.’s common stock, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.2	Form of common stock purchase warrant, incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.3	Convertible promissory note (Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.4	Amended and restated promissory note (Term Note - Stillwater National Bank), incorporated by reference to Shumate’s Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

4.5	Stock Purchase Agreement by and between Shumate Industries, Inc. and A. Earl Swift, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.6	Form of Securities Purchase Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.7	Form of Registration Rights Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.8	Common stock purchase warrant (First Montauk Securities Corp.), incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

10.1
Restructuring Agreement between Shumate Industries, Inc., Shumate Machine Works, Inc., Matthew Flemming, Larry Shumate, Russ Clark, and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

10.2	Promissory Note (Line of Credit - Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.3	Security Agreement, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.4	Lockbox Agreement, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.5	Settlement and Release Agreement, incorporated by reference to Shumate’s Current Report on Form 8-K filed on October 26, 2005.

10.6	Promissory Note (Soderberg Research and Development), incorporated by reference to Shumate’s Current Report on Form 8-K filed on December 6, 2005.

18

10.7	2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.8	2003 Stock Grant Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on June 26, 2003 (File No. 333-106521).

10.9	2003 Employee Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.10	2003 Non-Employee Directors and Consultants Retainer Stock Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.11	2005 Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.12
Improved property commercial lease between Paul & Sherry Vick dba P & S Properties LLC and Shumate Machine Works, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.13
Lease agreement with option to purchase by and between the Brewer Family Charitable Remainder Annuity Trust No. 1 and Shumate Machine Works, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

16.1	Letter on change in certifying accountant, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 4, 2004.

21.1	Subsidiaries of Shumate Industries, Inc., incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

___________________

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Accountant Fees and Services” in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

19

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

Signatures	Title	Date

/s/ Larry C. Shumate	Chairman of the Board, President,	June 28, 2006
Larry C. Shumate	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	June 28, 2006
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	June 28, 2006

/s/ Frank X. Marshik	Director	June 28, 2006

20