Form 10QSB/A
period 2006-03-31
SHUMATE INDUSTRIES INC
filed 2006-06-29
CIK 1085254

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2006, 15,449,727 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes  ☐  No   ☒

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

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,276,192	$(808,080)
Adjustments to reconcile net income to net
cash used in operating activities:
Debt forgiveness income	(2,000,000)	-
Depreciation expense	95,872	66,000
Bad debt expense	-	17,020
Changes in:
Accounts receivable	293,170	165,847
Inventory	(9,302)	68,339
Other assets	(456)	25,684
Accounts payable	(8,356)	(303,089)
Accrued expenses	3,921	285,521
Net cash used in operating activities	(348,959)	(482,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase rebate of equipment	-	11,120
Purchase of equipment	(290,243)	-
Purchase of patents	(16,903)	-
Net cash provided by (used in) operating activities	(307,146)	11,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	-	(332,512)
Net change from bank credit line, net	(195,766)	(65,075)
Proceeds from bank term loan	-	1,100,000
Payments on note payable	(11,855)	(21,029)
Proceeds from sales of common stock	1,810,000	-
Costs of raising capital	(33,790)	-
Net cash provided by financing activities	1,568,589	681,384

NET INCREASE IN CASH AND CASH
EQUIVALENTS	912,484	209,746

CASH AND CASH EQUIVALENTS, beginning of period	214,218	177,822

CASH AND CASH EQUIVALENTS, end of period	$1,126,702	$387,568

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	171,539	-

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

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. These changes were the improvement of supervision and increase in training of our accounting staff with respect to generally accepted accounting principles, the provision of additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, the increase in the use of contract accounting assistance, the addition of accounting personnel to assist in inventory and job costing valuations, and the increase in the frequency of internal financial statement review.

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

SHUMATE INDUSTRIES, INC.
June 28, 2006	/s/ Larry C. Shumate
Larry C. Shumate Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

June 28, 2006	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)