Form 10QSB
period 2006-06-30
SHUMATE INDUSTRIES INC
filed 2006-08-14
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes        No X

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2006, 15,459,727 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes __   No X

PART 1:  FINANCIAL INFORMATION

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$387,084	$214,218
Accounts receivable, net of allowance for doubtful accounts of $40,000	833,357	959,916
Inventory	909,136	237,173
Prepaid expenses and other current assets	101,891	87,920
Total current assets	2,231,468	1,499,227

Fixed assets, net of accumulated depreciation of $1,664,643 and $1,455,868	2,395,003	1,853,013
Patents, net of accumulated amortization of $14,520 and $0	299,058	283,017
Deposits	55,340	30,340
Total assets	$4,980,869	$3,665,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,058,448	$463,141
Accrued expenses	444,893	408,796
Current portion of notes payable - other	102,500	48,504
Current portion of capital lease obligation	26,895	-
Current portion of term note payable - Stillwater National Bank	506,125	235,891
Line of credit - Stillwater National Bank	879,657	837,615
Total current liabilities	3,018,518	1,993,947

Long term liabilities:
Notes payable - other	26,133	51,496
Long term portion of capital lease obligation	65,785	-
Term note payable - Stillwater National Bank	3,036,749	5,397,162
Convertible note payable - Stillwater National Bank	2,500,000	2,500,000
Total long term liabilities	5,628,667	7,948,658

Total liabilities	8,647,185	9,942,605

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
15,459,727 and 12,116,394 shares issued and outstanding	15,459	12,116
Additional paid-in-capital	14,216,309	12,278,742
Accumulated deficit	(17,898,084)	(18,567,866)
Total stockholders' deficit	(3,666,316)	(6,277,008)

Total liabilities and stockholders' deficit	$4,980,869	$3,665,597

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUES	$1,837,681	$979,410	$3,412,658	$2,057,413

COST OF REVENUES
Cost of revenues	1,174,970	1,173,584	2,438,995	2,300,806
Depreciation expense	91,071	56,553	173,557	115,399

Total cost of revenues	1,266,041	1,230,137	2,612,552	2,416,205

GROSS INCOME (LOSS)	571,640	(250,727)	800,106	(358,792)

OPERATING EXPENSES:
Selling, general and administrative	925,110	641,533	1,528,637	1,006,008
Depreciation expense	17,546	7,269	30,932	14,423
Bad debt expense (recovery)	(20,000)	-	(20,000)	17,020
Research and development	73,282	118,144	172,490	171,872

Total operating expenses	995,938	766,946	1,712,059	1,209,323

LOSS FROM OPERATIONS	(424,298)	(1,017,673)	(911,953)	(1,568,115)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	-	2,000,000	-
Interest expense	(182,112)	(344,120)	(418,265)	(601,758)

NET INCOME (LOSS) FROM OPERATIONS	$(606,410)	$(1,361,793)	$669,782	$(2,169,873)

Basic net income (loss) per share	$(0.05)	$(0.41)	$0.05	$(0.86)
Diluted net income (loss) per share	(0.05)	(0.41)	0.04	(0.86)

Weighted average shares outstanding-Basic	12,455,991	3,318,577	14,495,234	2,515,387
Weighted average shares outstanding-Diluted	12,455,991	3,318,577	15,163,643	2,515,387

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$669,782	$(2,169,873)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income	(2,000,000)	-
Depreciation expense	204,489	129,822
Bad debt expense (recovery)	(20,000)	17,020
Non-cash issuances of stock as compensation	9,500	29,999
Non-cash issuances of stock options and warrants	188,840	-
Changes in:
Accounts receivable	146,559	21,596
Inventory	(657,447)	63,936
Other assets	38,551	(26,840)
Accounts payable	595,307	(274,527)
Accrued expenses	36,097	808,813
Net cash used in operating activities	(788,322)	(1,400,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase rebate of fixed assets	-	11,120
Purchase of fixed assets	(746,475)	(108,681)
Proceeds from sale of fixed asset	75,000	-
Purchase of patents	(30,561)	-
Net cash used in investing activities	(702,236)	(97,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	-	541,245
Net change from bank credit line	(48,137)	22,392
Proceeds from bank term loan	-	1,100,000
Payments on notes payable	(31,209)	(112,385)
Proceeds from sales of common stock, net of offering cost	1,742,570	-
Net cash provided by financing activities	1,663,224	1,551,252

NET INCREASE IN CASH AND CASH
EQUIVALENTS	172,866	53,637

CASH AND CASH EQUIVALENTS, beginning of period	214,218	177,822

CASH AND CASH EQUIVALENTS, end of period	$387,084	$231,459

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	277,334	-

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. (“Shumate”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2005 as reported in the 10-KSB/A have been omitted.

NOTE 2 - SEGMENT INFORMATION

Shumate’s reportable segments consist of our contract machining and manufacturing entity, Shumate Machine Works, and our valve product technology entity, Hemiwedge Valve Corporation, which did not commence operations until the fourth quarter of 2005. Within Corporate Allocation for the periods ended June 30, 2006, we recognized approximately $188,000 in non-cash expense from stock option expense association with FASB 123r. Other expense included costs related to being a publicly reporting company including audit fees, legal expense, investor relations expense, and a portion of officer salaries.

Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Three months ended 6/30/2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,837,681	$-	$-	$1,837,681
Cost of revenues	1,174,970	-	-	1,174,970
Gross income (loss)	571,640	-	-	571,640
Interest expense	119,026	1,262	61,824	182,112
Depreciation and amortization	92,341	16,276	-	108,617
Net income (loss)	417,930	(438,619)	(585,721)	(606,410)
Total assets	3,712,123	1,180,947	87,799	4,980,869
Expenditures for long-lived assets	241,472	228,418	-	469,890

	Shumate	Hemiwedge	Corporate
Three months ended 6/30/2005	Machine Works	Valve Corp.	Allocation	Total
Revenues	$979,410	$-	$-	$979,410
Cost of revenues	1,173,584	-	-	1,173,584
Gross income (loss)	(250,727)	-	-	(250,727)
Interest expense	173,193	-	170,927	344,120
Depreciation and amortization	63,822	-	-	63,822
Net income (loss)	(1,190,866)	-	(170,927)	(1,361,793)
Total assets	2,773,363	-	-	2,773,363
Expenditures for long-lived assets	97,561	-	-	97,561

	Shumate	Hemiwedge	Corporate
Six months ended 6/30/2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$3,412,658	$-	$-	$3,412,658
Cost of revenues	2,438,995	-	-	2,438,995
Gross income (loss)	800,106	-	-	800,106
Interest expense	295,658	2,703	119,904	418,265
Depreciation and amortization	178,296	26,193	-	204,489
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	2,011,263	(674,053)	(667,428)	669,782
Total assets	3,712,123	1,180,947	87,799	4,980,869
Expenditures for long-lived assets	253,514	523,522	-	777,036

	Shumate	Hemiwedge	Corporate
Six months ended 6/30/2005	Machine Works	Valve Corp.	Allocation	Total
Revenues	$2,057,413	$-	$-	$2,057,413
Cost of revenues	2,300,806	-	-	2,300,806
Gross income (loss)	(358,792)	-	-	(358,792)
Interest expense	268,070	-	333,688	601,758
Depreciation and amortization	129,822	-	-	129,822
Net income (loss)	(1,836,185)	-	(333,688)	(2,169,873)
Total assets	2,773,363	-	-	2,773,363
Expenditures for long-lived assets	97,561	-	-	97,561

Within Corporate Allocation for the periods ended June 30, 2006, Shumate recognized approximately $188,000 in non-cash expense from stock option expense associated with FASB 123R. Other expenses included costs related to being a publicly reporting company including audit fees, legal expense, investor relations expense, and a portion of officer salaries.

NOTE 3 - COMMON STOCK

On February 22, 2006, Shumate sold 3,333,333 shares of its common stock to several investors in a private offering for $0.60 per share. The placement agent received $160,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. The net proceeds of this offering to Shumate after the payment of commissions, fees, and other expenses totaling $97,430 of the offering were approximately $1,742,570.

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

On May 5, 2006, Shumate issued 5,000 shares of its common stock to a consultant for marketing services. These shares were valued at their fair value of $4,750, and stock-based compensation expense was recorded as a result of this grant.

On May 5, 2006, Shumate issued 5,000 shares of its common stock to an executive vice president of Hemiwedge Valve Corp., Shumate’s wholly-owned subsidiary. These shares were valued at their fair value of $4,750, and stock-based compensation expense was recorded as a result of this grant.

NOTE 4 - ISSUANCE OF STOCK OPTIONS AND WARRANTS

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

There were no options issued to employees during the six months ending June 30, 2005.

In January 2006, options to purchase 150,000 shares of common stock at an exercise price of $0.65 per share were issued to a nominee for Shumate’s Board of Directors. Pursuant to their terms, the options vested at the date on which the nominee was elected to the Board of Directors, June 7, 2006. The options have a fair value of $90,731. In March 2006, options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share were issued to each of two nominees for Shumate’s Board of Directors. Pursuant to their terms, these options also vested at the date on which such nominees were elected to the Board of Directors, June 7, 2006. These options have a fair value of $93,096. Compensation expense of $183,827 was recorded in June 2006 when the options vested in accordance with their terms.

In January 2006, Shumate granted options to purchase 100,000 shares of common stock at an exercise price of $0.75 per share to a vice president of Hemiwedge Valve Corp. The options vest over a three-year period, one-third per year, commencing on the first anniversary of the vice president’s employment. The options have a fair value of $60,152, of which $5,013 was recorded as compensation expense in the quarter ended June 30, 2006. Pro-rated compensation expense will be recorded quarterly until the options are vested in full.

In February 2006, warrants to purchase 250,000 shares of common stock at an exercise price of $0.63 per share were issued to First Montauk as an offering cost for Shumate’s financing activities. These warrants have a fair value of $286,234 and vest immediately.

In May 2006, Shumate granted options to purchase 150,000 shares of common stock at an exercise price of $1.20 per share as part of an employment agreement with a vice president of engineering of Hemiwedge Valve Corp. The options vest over a three-year period, one-third per year, commencing on the first anniversary of the vice president’s employment. The options have a fair value of $209,785. Beginning in the third quarter of 2006, pro-rated compensation expense will be recorded quarterly until the options are vested in full.

In June 2006, Shumate granted options to purchase 150,000 shares of common stock at an exercise price of $1.35 per share to seven employees pursuant to the 2005 Stock Incentive Plan. The options vest over a three-year period, one-third per year, commencing on the first anniversary of the grant date. The options have a fair value of $172,727. Beginning in the third quarter of 2006, pro-rated compensation expense will be recorded quarterly until the options are vested in full.

Variables used in the Black-Scholes option-pricing model include (1) 4.19-4.77 % risk-free interest rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility is 201-206%, and (4) zero expected dividends.

NOTE 5 - CAPITAL LEASE

In June 2006, Shumate entered into a financing agreement with an independent third party to sell and leaseback certain machinery and equipment, which is accounted for as a capital lease. This lease agreement contains a residual value guarantee at the end of the lease term. The cost of equipment under the capital lease is included in the Balance Sheet as fixed assets of $100,000 at June 30, 2006. Amortization of assets under capital leases will be included in depreciation expense.

NOTE 6 - FACILITY LEASE

On April 1, 2006, Shumate Machine Works, a wholly owned subsidiary of Shumate, entered into a new lease agreement for the lease of its approximately 25,000 square foot manufacturing facility located in Conroe, Texas, and terminated the old lease agreement for this facility. The new lease agreement is a five-year lease, commencing April 1, 2006, with a base monthly rent of $18,600 per month, representing a reduction of $4,000 in monthly rent expense from the prior lease. The new lease expires March 31, 2011.

The new lease agreement grants Shumate Machine an option to purchase the premises covered under the lease at the end of the lease term for an agreeable purchase price or current appraised price, against which amount Shumate Machine shall be entitled to a credit against the purchase price an amount equal to five percent (5%) of all lease payments paid since inception of the lease.

NOTE 7 - LETTER AGREEMENT WITH STILLWATER NATIONAL BANK

On April 13, 2006, Stillwater National Bank offered to accept $500,000 in full payment of a secured convertible promissory note for $2,500,000 including accrued interest that totaled $165,156 as of June 30, 2006. Stillwater’s offer is subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed, (ii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, and (iii) the $500,000 must be received by September 1, 2006.

In the event that Shumate meets the conditions of the letter agreement and effectuates the transaction, Shumate will record debt forgiveness income of $2,000,000 plus any accrued interest in addition to the $2,000,000 forgiven by Stillwater as of June 30, 2006.

NOTE 8 - SUBSEQUENT EVENTS

DEVELOPMENT AGREEMENT WITH AT BALANCE AMERICAS, LLC

On July 13, 2006, Hemiwedge Valve Corp. (“HVC”) entered into a Development Agreement with At Balance Americas, LLC, (“At Balance”) a wholly-owned subsidiary of Shell Technology Ventures, to jointly develop and produce an improved valve for use as a Downhole Isolation Valve (“DIV”). The agreement expires on July 12, 2008. Each party will retain ownership of its contributed technology to develop the joint project while any new intellectual property or technology developed in connection with this agreement will be owned by HVC. Upon At Balance’s decision to commercialize the joint product, At Balance and HVC will use their best efforts to negotiate and enter into a custom sales agreement, which agreement will provide At Balance a world-wide exclusive right to purchase the DIV from HVC subject to satisfaction of certain conditions, including, without limitation: (i) payment of an exclusivity fee, (ii) purchase of a stated minimum amount of joint products, and (iii) funding of all or part of the capital required for HVC to produce the joint product. Shell Technology Ventures received certain rights to invest in future Shumate financings, subject to the rights of Shumate’s February 2006 investors (see Note 3).

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

We anticipate concluding the engineering, design, and development of the Hemiwedge® valve, building an initial inventory and launching the product line in the fourth quarter of 2006. Since the valve is still in the engineering and design stage, we have not yet determined in field experience how long the valve will last under operating pressures or how much less torque the valve requires than those valves currently available in the market.

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

The new amended and restated note requires one interest only payment on March 31, 2006, and thereafter, requires us to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the amended and restated note over 84 months. The amended and restated note is due and payable on April 19, 2008, at which time we will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets.

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

Concentration of credit risk

At June 30, 2006, two customers accounted for 63% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended June 30, 2006 and 2005 are those of the operations of Shumate Industries, Shumate Machine Works, and Hemiwedge Value Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales of Shumate Machine Works. Shumate Machine Works is our only revenue generating entity at the present time, as Hemiwedge Valve Corporation is in the pre-revenue scale-up stage.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(68.9)	(125.6)	(76.6)	(117.4)
Gross profit (loss)	31.1	(25.6)	23.4	(17.4)

Selling, general and administrative	(39.5)	(62.4)	(39.0)	(47.4)
Depreciation	(1.0)	(.7)	(.9)	(.7)
Bad debt expense	1.1	-	.6	(.8)
Research and development	(4.0)	(12.1)	(5.0)	(8.4)
Stock based compensation	(10.8)	(3.1)	(5.8)	(1.5)
Operating income (loss)	(23.1)%	(103.9)%	(26.7)%	(76.2)%

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Net sales.  Net sales for Shumate Machine Works increased by $858,271, or an increase of 87.6%, to $1,837,681, for the three months ended June 30, 2006, from $979,410 for the three months ended June 30, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for our products. As a result of this increased demand, the pricing for Shumate products and components has improved. Our customers and market trends indicate that this activity level in the energy field services industry will remain throughout 2006.

Hemiwedge Valve Corp. did not generate any sales during the three months ended June 30, 2006, as it is still in the development stage.

Cost of Sales. Cost of sales increased by $35,904 or 2.9%, to $1,266,041, for the three months ended June 30, 2006, from $1,230,137 for the three months ended June 30, 2005. As a percentage of net sales, cost of sales decreased to 68.9% of net sales for the three months ended June 30, 2006 versus 125.6% of sales for the three months ended June 30, 2005. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $571,640 with a gross profit margin of 31.1%, for the second quarter of 2006. Our gross margins have steadily improved since the third quarter of 2005, and, based on customer indications and market trends, we anticipate that this will continue during the second half of 2006. We are continuing to increase revenues and gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general, and administrative other than stock-based compensation. Selling, general and administrative expenses increased by $115,236 to $726,770 for the three months ended June 30, 2006, from $611,534 for the three months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 39.5% for the three months ended June 30, 2006, as compared to 62.4% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to wage expense and consulting fees relating to the commencement of operations and start up expenses in recently formed Hemiwedge Valve Corporation.

Depreciation. Depreciation expense increased by $44,795 to $108,617 for the three months ended June 30, 2006 from $63,822 for the three months ended June 30, 2005, primarily due to new equipment purchases.

Bad debt expense. During the three months ended June 30, 2006, we reduced our allowance for bad debts by $20,000, to $40,000.

Research and development. Research and development expense decreased by $44,862 to $73,282 for the three months ended June 30, 2006 from $118,144 for the three months ended June 30, 2005. Research and development expenses have decreased as non-research and development costs have increased in the pre-launch phase of the new Hemiwedge® valve technology. We anticipate that we will continue to incur research and development expenses as we continue the beta development of the Hemiwedge® valve technology and implement the initial launch of the product. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Stock based compensation. Stock based compensation increased by $168,341 to $198,340 for the three months ended June 30, 2006 from $29,999 for the three months ended June 30, 2005 due to the increased issuance of stock, stock options, and warrants to employees and consultants for services rendered.

Operating loss. We incurred an operating loss of $424,298 for the three months ended June 30, 2006, a decrease of $593,375 as compared to an operating loss of $1,017,673 for the three months ended June 30, 2005. Of the $424,298 overall loss, operating losses of $437,357 and $523,897 were recorded for Hemiwedge Valve Corp. and general corporate overhead, respectively, while operating income of $536,956 was recorded for Shumate Machine Works. Operating loss in Shumate Machine was offset by an increase in start-up expenditures in Hemiwedge Valve Corporation. While we continued to narrow our operating loss in the second quarter of 2006, we have not reduced our fixed costs significantly enough to bring them below the revenues we generated in the period.

Interest expense. Interest expense decreased by $162,008 to $182,112 for the three months ended June 30, 2006, from $344,120 for the three months ended June 30, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated an operating loss of $606,410 for the three months ended June 30, 2006, compared to an operating loss of $1,361,793 for the three months ended June 30, 2005. While we have generated net income in 2004, 2005 and during the first two quarters of 2006, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Comparison of Six Months Ended June 30, 2006 and 2005

Net sales.  Net sales for Shumate Machine Works increased by $1,355,245, or an increase of 65.9%, to $3,412,658 for the six months ended June 30, 2006, from $2,057,413 for the six months ended June 30, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for our products. As a result of this increased demand, the pricing for Shumate products and components has improved. Our customers and market trends indicate that this activity level in the energy field services industry will remain throughout 2006.

Hemiwedge Valve Corp. did not generate any sales during the six months ended June 30, 2006, as it is still in the development stage.

Cost of Sales. Cost of sales increased by $196,347 or 8.1%, to $2,612,552, for the six months ended June 30, 2006, from $2,416,205 for the six months ended June 30, 2005. As a percentage of net sales, cost of sales decreased to 76.6% of net sales for the six months ended June 30, 2006 versus 117.4% of sales for the six months ended June 30, 2005. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $800,106, with a gross profit margin of 23.4%, for the first six months of 2006. Our gross margins have steadily improved since the third quarter of 2005, and, based on customer indications and market trends, we anticipate that this will continue during the second half of 2006. We are continuing to increase revenues and gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general, and administrative other than stock-based compensation. Selling, general and administrative expenses increased by $354,288 to $1,330,297 for the six months ended June 30, 2006, from $976,009 for the six months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 39% for the six months ended June 30, 2006, as compared to 47.4% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to wage expense and consulting fees relating to the commencement of operations and start up expenses in recently formed Hemiwedge Valve Corporation. Other increases were related to administrative payroll, advertising, and property tax expenses.

Depreciation. Depreciation expense increased by $74,667 to $204,489 for the six months ended June 30, 2006 from $129,822 for the six months ended June 30, 2005, primarily due to new equipment purchases.

Bad debt expense. During the six months ended June 30, 2006, we reduced our allowance for bad debts by $20,000, from $40,000. During the six months ended June 30, 2005, we charged off accounts receivable in the amount of $17,020 to bad debt expense.

Research and development. Research and development expense increased by $618 to $172,490 for the six months ended June 30, 2006 from $171,872 for the six months ended June 30, 2005. Research and development expenses have remained level while non-research and development costs have increased in the pre-launch phase of the new Hemiwedge® valve technology. We anticipate that we will continue to incur research and development expenses as we continue the beta development of the technology and implement the initial launch of the product. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Stock based compensation. Stock based compensation increased by $168,341 to $198,340 for the six months ended June 30, 2006 from $29,999 for the six months ended June 30, 2005 due to the increased issuance of stock, stock options and warrants to employees and consultants for services rendered.

Operating loss. We incurred an operating loss of $911,953 for the six months ended June 30, 2006, a decrease of $656,162 as compared to an operating loss of $1,568,115 for the six months ended June 30, 2005. Of the $911,953 overall loss, operating losses of $671,350 and $547,524 were recorded for Hemiwedge Valve Corp. and general corporate overhead, respectively, while operating income of $306,921 was recorded for Shumate Machine Works. Operating loss in Shumate Machine was offset by an increase in start-up expenditures in Hemiwedge Valve Corporation. While we continue to narrow our operating loss in 2006, we have not reduced our fixed costs significantly enough to bring them below the revenues we generated in the period.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income during the six months ended June 30, 2006 as a result of the amendment of our loan agreement with Stillwater National Bank.

Interest expense. Interest expense decreased by $183,493 to $418,265 for the six months ended June 30, 2006, from $601,758 for the six months ended June 30, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated operating income of $669,872 for the six months ended June 30, 2006, compared to an operating loss of $2,169,873 for the six months ended June 30, 2005. While we have generated net income in 2004, 2005 and during the first two quarters of 2006, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit at June 30, 2006 of $787,050. We had cash of $387,084 as of June 30, 2006, compared to having cash of $231,459 at June 30, 2005. The difference results primarily from our sale of common stock during the first quarter of 2006.

We used $788,322 of net cash in operating activities for the six months ended June 30, 2006, compared to using $1,400,054 in the six months ended June 30, 2005. Cash used in operating activities is primarily due to an increase in inventory. This was offset by non-cash charges for amortization and depreciation and issuances of stock options and warrants, recognition of debt forgiveness income, increases in accounts payable and accrued expenses, and decreases in accounts receivable.

Net cash flows used in investing activities was $702,036 for the six months ended June 30, 2006, compared to $97,561 in the six months ended June 30, 2005. Cash of $746,475 was used for the purchase of property and equipment and $30,561 was used for patent investments. Proceeds from the sale of fixed assets totaled $75,000.

Net cash flows provided by financing activities were $1,663,224 for the six months ended June 30, 2006, compared to net cash provided by financing activities of $1,551,252 in the six months ended June 30, 2005. This increase in net cash provided by financing activities is primarily due to net proceeds from sales of common stock of $1,742,570, offset by payments on the bank credit line and other notes payable of $79,346.

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

Capital Requirements

As of the date of this report, as discussed in our 2005 Annual Report on Form 10-KSB/A, we have restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in pricing for our oil and gas drilling products and components, which allowed us to generate a gross profit in the third and fourth quarters of 2005 and in the first and second quarters of 2006, as discussed within this report. Even with these improvements in our capital structure and results of operations, we are still operating on a net loss basis, and we will need to continue to service our debt obligations from our continuing operations.

We had a working capital deficit of $787,050 as of June 30, 2006, which takes into account a private placement of our common stock completed in February 2006 resulting in net proceeds to us of approximately $1,742,570.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $879,657 at June 30, 2006, and at the time, $944,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine over the fiscal year 2006 through existing working capital and cash flows generated from operations. In addition, we believe that we will also be able to fund the beta development of the Hemiwedge® technology and the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, we do not believe that our existing working capital and cash flows generated from operations will be sufficient to conduct a full-scale launch of the Hemiwedge® valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct full implementation of the product line, we would need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products or companies, targeting complementary market segments. The acquisition of such products may also require us to obtain additional financing.

In the event we seek to conduct full implementation of the product line, or in the event we seek to acquire another technology-oriented company or other new product line, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, and, in such circumstances, we would need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

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

Off-Balance Sheet Arrangements

None.

ITEM 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2006, we held our annual meeting of stockholders to approve the election of directors.  The details of the proposal are set forth in our definitive proxy statement for the annual meeting of stockholders, which has been filed with the Securities and Exchange Commission.

The total number of outstanding shares of common stock entitled to vote at the meeting was 15,449,727 shares, and there were present at the meeting, in person or by proxy, 10,947,308 shares of our common stock, which number constituted a quorum for the meeting. Votes were cast for each of the nominees for directors as follows:

Name	No. of Votes Cast For Against	No. of Votes or Withheld

Larry C. Shumate	10,897,652	49,656
Russell T. Clark	10,897,652	49,656
Matthew C. Flemming	10,897,652	49,656
Francis X. Marshik	10,897,652	49,656
Steven B. Erikson	10,897,652	49,656
Leo Womack	10,897,652	49,656

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	Development Agreement between Hemiwedge Valve Corporation and At Balance Americas LLC	Filed electronically herewith.
31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed electronically herewith.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

August 14, 2006	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2006	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)