Form 10QSB
period 2006-09-30
SHUMATE INDUSTRIES INC
filed 2006-11-14
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

SHUMATE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0453686 (I.R.S. Employer Identification No.)

12060 FM 3083
Conroe, Texas 77301
 (Address of principal executive offices)

Issuer’s telephone number: (936) 441-5100

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2006, 15,534,727 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1:  FINANCIAL INFORMATION

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$79,500	$214,218
Accounts receivable, net of allowance for doubtful accounts
of $40,000 and $60,000	817,030	959,916
Inventory	925,256	237,173
Prepaid expenses and other current assets	82,514	87,920
Total current assets	1,904,300	1,499,227

Fixed assets, net of accumulated depreciation of $1,789,507 and $1,455,868	2,324,545	1,853,013
Patents, net of accumulated amortization of $21,779 and $0	297,272	283,017
Deposits	55,340	30,340
Total assets	$4,581,457	$3,665,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,203,033	$463,141
Accrued expenses	553,230	408,796
Current portion of notes payable - other	88,929	48,504
Current portion of capital lease obligation	29,075	-
Current portion of term note payable - Stillwater National Bank	493,515	235,891
Line of credit - Stillwater National Bank	893,735	837,615
Total current liabilities	3,261,517	1,993,947

Long term liabilities:
Notes payable - other	13,164	51,496
Long term portion of capital lease obligation	60,970	-
Term note payable - Stillwater National Bank	2,961,092	5,397,162
Convertible note payable - Stillwater National Bank	2,500,000	2,500,000
Total long term liabilities	5,535,226	7,948,658

Total liabilities	8,796,743	9,942,605

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
15,534,727 and 12,116,394 shares issued and outstanding	15,535	12,116
Additional paid-in-capital	14,390,376	12,278,742
Deferred compensation	(59,400)	-
Accumulated deficit	(18,561,797)	(18,567,866)
Total stockholders' deficit	(4,215,286)	(6,277,008)
Total liabilities and stockholders' deficit	$4,581,457	$3,665,597

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

REVENUES	$2,183,412	$1,309,232	$5,596,070	$3,366,645

COST OF REVENUES
Cost of revenues	1,525,585	1,107,758	3,964,580	3,408,564
Depreciation expense	99,182	59,411	272,739	177,742

Total cost of revenues	1,624,767	1,167,169	4,237,319	3,586,306

GROSS INCOME (LOSS)	558,645	142,063	1,358,751	(219,661)

OPERATING EXPENSES:
Selling, general and administrative	792,045	457,848	2,320,682	1,463,856
Depreciation expense	11,022	7,159	41,954	18,650
Bad debt expense (recovery)	-	42,479	(20,000)	59,499
Research and development	247,796	264,314	420,286	436,186

Total operating expenses	1,050,863	771,800	2,762,922	1,978,191

LOSS FROM OPERATIONS	(492,218)	(629,737)	(1,404,171)	(2,197,852)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	-	2,000,000	-
Interest expense	(171,495)	(341,173)	(589,760)	(942,931)

NET INCOME (LOSS)	$(663,713)	$(970,910)	$6,069	$(3,140,783)

Basic net income (loss) per share	$(0.04)	$(0.14)	$0.00	$(0.67)
Diluted net income (loss) per share	(0.04)	(0.14)	0.00	(0.67)

Weighted average shares outstanding-Basic	15,503,749	6,718,747	14,835,099	4,654,775
Weighted average shares outstanding-Diluted	15,503,749	6,718,747	15,454,837	4,654,775

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,069	$(3,140,783)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income	(2,000,000)	-
Depreciation expense	314,693	196,392
Bad debt expense (recovery)	(20,000)	59,499
Non-cash issuances of stock as compensation	40,100	29,999
Non-cash issuances of stock options and warrants	291,369	-
Changes in:
Accounts receivable	162,886	(420,385)
Inventory	(647,358)	(5,696)
Other assets	57,928	(11,502)
Accounts payable	739,893	114,768
Accrued expenses	144,434	786,490
Net cash used in operating activities	(909,986)	(2,391,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(805,170)	(185,442)
Proceeds from sale of fixed asset	75,000	-
Purchase of patents	(36,035)	(24,667)
Net cash used in investing activities	(766,205)	(210,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change from bank overdraft	-	1,597,121
Net change from bank credit line	56,120	22,392
Proceeds from bank term loan	-	1,100,000
Payments on notes payable	(238,830)	(127,632)
Proceeds from sales of common stock, net of offering cost	1,724,183	-
Net cash provided by financing activities	1,541,473	2,591,881

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(134,718)	(9,446)

CASH AND CASH EQUIVALENTS, beginning of period	214,218	177,822

CASH AND CASH EQUIVALENTS, end of period	$79,500	$168,376

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	399,054	-

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Shumate Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2005 as reported in the 10-KSB/A have been omitted.

Revenues of Hemiwedge Valve Corp. are derived from an agreement to perform contractual research and development services. The revenue is recognized as the services are performed and related costs are incurred and recorded.

NOTE 2 - SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation, which did not commence operations until the fourth quarter of 2005.

Segment financial information is summarized as follows:

Three months ended 9/30/2006	Shumate Machine Works	Hemiwedge Valve Corp.	Corporate Allocation	Total
Revenues	$1,983,412	$200,000	$-	$2,183,412
Cost of revenues	1,389,335	136,250	-	1,525,585
Gross income	494,895	63,750	-	558,645
Interest expense	93,448	1,081	76,966	171,495
Depreciation and amortization	95,033	15,171	-	110,204
Net income (loss)	196,983	(487,652)	(373,044)	(663,713)
Total assets	3,347,758	1,159,575	74,124	4,581,457
Expenditures for long-lived assets	1,505	62,664	-	64,169

Three months ended 9/30/2005	Shumate Machine Works	Hemiwedge Valve Corp.	Corporate Allocation	Total
Revenues	$1,309,232	$-	$-	$1,309,232
Cost of revenues	1,107,758	-	-	1,107,758
Gross income	142,063	-	-	142,063
Interest expense	163,810	-	177,363	341,173
Depreciation and amortization	66,570	-	-	66,570
Net loss	(793,547)	-	(177,363)	(970,910)
Total assets	3,210,054	-	-	3,210,054
Expenditures for long-lived assets	112,548	-	-	112,548

Nine months ended 9/30/2006	Shumate Machine Works	Hemiwedge Valve Corp.	Corporate Allocation	Total
Revenues	$5,396,070	$200,000	$-	$5,596,070
Cost of revenues	3,828,330	136,250	-	3,964,580
Gross income	1,295,001	63,750	-	1,358,751
Interest expense	389,106	3,784	196,870	589,760
Depreciation and amortization	273,329	41,364	-	314,693
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	2,078,456	(1,090,992)	(981,395)	6,069
Total assets	3,347,758	1,159,575	74,124	4,581,457
Expenditures for long-lived assets	255,019	586,186	-	841,205

Nine months ended 9/30/2005	Shumate Machine Works	Hemiwedge Valve Corp.	Corporate Allocation	Total
Revenues	$3,366,645	$-	$-	$3,366,645
Cost of revenues	3,408,564	-	-	3,408,564
Gross loss	(219,661)	-	-	(219,661)
Interest expense	431,880	-	511,051	942,931
Depreciation and amortization	196,392	-	-	196,392
Net loss	(2,629,732)	-	(511,051)	(3,140,783)
Total assets	3,210,054	-	-	3,210,054
Expenditures for long-lived assets	210,109	-	-	210,109

Within Corporate Allocation for the periods ended September 30, 2006, Shumate recognized approximately $331,000 in non-cash expense from stock option expense associated with FASB 123R. Other expenses included costs related to being a publicly reporting company including audit fees, legal expense, investor relations expense, and a portion of officer salaries.

NOTE 3 - COMMON STOCK

On February 22, 2006, Shumate sold 3,333,333 shares of its common stock to several investors in a private offering for $0.60 per share. The placement agent received $160,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. The net proceeds of this offering to Shumate after the payment of commissions, fees, and other expenses totaling $115,817 of the offering were approximately $1,724,183.

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

Subject to certain conditions, Shumate has granted these February investors a right of first refusal, for a period of one year from June 30, 2006 to participate in any subsequent financing that Shumate conducts.

In May and August 2006, Shumate issued 5,000 shares of its common stock to a consultant for marketing services, 5,000 shares to an employee and another 5,000 shares to an officer of a subsidiary. These shares were valued at their combined fair value of $15,500, and stock-based compensation expense was recorded as a result of this grant.

On August 8, 2006, Shumate issued 5,000 shares of its common stock to an employee as part of the employment agreement. These shares were valued at their fair value of $6,000, and stock-based compensation expense was recorded as a result of this grant.

On August 8, 2006, Shumate issued 70,000 shares of its common stock to a consultant for investor relations services. These shares were valued at their fair value of $84,000. Under the terms of the consulting agreement, 4,000 shares are guaranteed while 66,000 shares are earned pro-rata over a twelve-month period commencing July 2006. Accordingly, $24,600 was recorded as consulting expense for the quarter ended September 30, 2006 and $59,400 was recorded as deferred compensation expense to be amortized monthly through June 2007.

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

There were no options issued to employees during the nine months ending September 30, 2005.

During the 9 months ended September 30, 2006, Shumate granted 1,007,000 share options at exercise prices ranging from $.63 to $1.50 per share for services rendered and financing costs and valued at the options fair value totaling $1,073,250. Of this amount, $291,369 was recorded as compensation expense, $286,234 was recorded as a cost of fundraising by reduction of stockholders’ equity, and $495,647 was deferred to recognize over the future periods in which the options vest and the services are being performed.

Variables used in the Black-Scholes option-pricing model include (1) 4.78-4.99 % risk-free interest rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility is 198%, and (4) zero expected dividends.

NOTE 5 - CAPITAL LEASE

In June 2006, Shumate entered into a financing agreement with an independent third party to sell and leaseback certain machinery and equipment, which is accounted for as a capital lease. This lease agreement contains a residual value guarantee at the end of the lease term. The cost of equipment under the capital lease is included in the balance sheet as fixed assets of $100,000 at September 30, 2006. Amortization of assets under capital leases will be included in depreciation expense.

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

NOTE 7 - LETTER AGREEMENT WITH STILLWATER NATIONAL BANK

On April 13, 2006, Stillwater National Bank offered to accept $500,000 in full payment of a secured convertible promissory note for $2,500,000 including accrued interest that totaled $229,219 as of September 30, 2006. Stillwater’s offer was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed, (ii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, and (iii) the $500,000 must be received by September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remain the same.

NOTE 8 - SUBSEQUENT EVENTS

On October 19, 2006, Shumate’s secured revolving line of credit note with Stillwater National Bank terminated. Stillwater has provided a 90-day extension on the line of credit note and advised Shumate that it intends to renew the line of credit note for an additional year.

Between October 30, 2006 and November 3, 2006, Shumate sold 953,228 shares of its common stock to several investors in a private offering for $1.10 per share. Shumate is also obligated to issue to the investors 238,308 Class A Warrants, each exercisable at $1.50 per share, and 238,308 Class B Warrants, each exercisable at $1.75 per share. The placement agent received $73,399 in commissions, $31,457 as a management fee, $10,486 as a an advisory fee, and 95,324 warrants to purchase shares of common stock at an exercise price of $1.50 per share. The net proceeds of this offering to Shumate after the payment of commissions, fees and other expenses of the offering were approximately $910,710.

Shumate is evaluating the freestanding warrants to determine if they are within the scope of SFAS 133 and EITF 00-19. Part of this evaluation will consider any “liquidated damages” provisions in the transaction documents.

Subject to certain conditions, Shumate has granted these October investors a right of first refusal, for a period of one year from the effective date of a registration statement filed in connection with this transaction, to participate in any subsequent financing that Shumate conducts, subject to the rights of others.

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

The patented design of the Hemiwedge® valve combines the benefits of quarter turn valves with the durability of gate valves. The Hemiwedge® valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge® itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge.” Operation of the valve rotates the Hemiwedge® a quarter turn, moving it between the core and valve seat, thus controlling the flow. We believe that these unique design features in the combination of the Hemiwedge® shut off and stationary core make the Hemiwedge® valve unique.

We continue to anticipate concluding the engineering, design, and development of the Hemiwedge® valve, building an initial inventory, and launching the product line in the fourth quarter of 2006. Since the valve is still in the engineering and design stage, we have not yet determined in field experience how long the valve will last under operating pressures or how much less torque the valve requires than those valves currently available in the market.

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

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank, or Stillwater, pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 that we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (iv) payment of the full $500,000 must be made on or before September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remain the same.

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

Revenue Recognition

Revenues of Shumate Machine Works are derived primarily from machining of oil field drilling parts, components, and tools for our customers. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Orders may not be returned by customers due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. We test all orders against the customer’s order specifications prior to shipment. Customer requests for rework and customer rejection of shipments have been historically low.

Revenues of Hemiwedge Valve Corp. are derived from an agreement to perform contractual research and development services. The revenue is recognized as the services are performed and related costs are incurred and recorded.

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

Concentration of credit risk

At September 30, 2006, two customers accounted for 61% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended September 30, 2006 and 2005 are those of the operations of Shumate Industries, Shumate Machine Works, and Hemiwedge Value Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(74.4)	(89.1)	(75.7)	(106.5)
Gross profit (loss)	25.6	10.9	24.3	(6.5)

Selling, general and administrative	(36.3)	(34.9)	(41.6)	(43.5)
Depreciation	(.5)	(.5)	(.7)	(.5)
Bad debt expense	-	(3.4)	.4	(1.8)
Research and development	(11.3)	(20.2)	(7.5)	(13.0)
Operating loss	(22.5)%	(48.1)%	(25.1)%	(65.3)%

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Net sales.  Net sales increased by $874,180, or an increase of 66.8%, to $2,183,412 for the three months ended September 30, 2006, from $1,309,232 for the three months ended September 30, 2005.

On a segmental reporting basis, Shumate Machine Works sales increased by $674,180 to $1,983,412 for the three months ended September 30, 2006, compared to $1,309,232 for the three months ended September 30, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, the pricing for Shumate products and components has improved. Our customers and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain throughout 2006 and into fiscal year 2007.

Hemiwedge Valve Corp. recorded initial revenues of $200,000. These revenues reflect the initial milestone payment by At Balance Americas LLC under the development agreement between Hemiwedge and At Balance. Hemiwedge will receive additional revenues under this development agreement if further milestones are met. In addition, we anticipate that Hemiwedge Valve Corp. will begin receiving purchase orders for Hemiwedge® valves in the fourth quarter of 2006.

Cost of Sales. Consolidated cost of sales increased by $457,598 or 39.2%, to $1,624,767, for the three months ended September 30, 2006, from $1,167,169 for the three months ended September 30, 2005. As a percentage of net sales, cost of sales decreased to 74.4% of net sales for the three months ended September 30, 2006 versus 89.1% of sales for the three months ended September 30, 2005. Cost of sales for Shumate Machine Works increased by $281,577, while initial cost of sales for Hemiwedge Valve Corp. totaled $136,250. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $558,645 with a gross profit margin of 25.6%, for the third quarter of 2006, as compared to $142,063 for the comparable period in 2005. Our gross margins declined from the second quarter of 2006, as our cost of labor increased in the third quarter. Also, our mix of products manufactured in the third quarter had more turn-key jobs that have lower margins, whereas in the second quarter we had more labor-only jobs with customer-supplied materials, which carry higher profit margins. We intend to continue to increase revenues and seek to improve gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued increasing market improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $334,197 to $792,045 for the three months ended September 30, 2006, from $457,848 for the three months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 36.3% for the three months ended September 30, 2006, as compared to 34.9% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to added wage expense and consulting fees relating to the commencement of operations and start up expenses in our recently formed Hemiwedge Valve Corporation. In addition, we incurred approximately $133,120 in non-cash stock and option awards in the three months ended September 30, 2006.

Depreciation. Depreciation expense increased by $43,634 to $110,204 for the three months ended September 30, 2006 from $66,570 for the three months ended September 30, 2005, primarily due to new equipment purchases.

Bad debt expense. No bad debt expense was recognized for the three months ended September 30, 2006. During the three months ended September 30, 2005, bad debt expense of $42,479 was recorded.

Research and development. Research and development expense decreased by $16,518 to $247,796 for the three months ended September 30, 2006 from $264,314 for the three months ended September 30, 2005. Research and development expenses have decreased as non-research and development costs have increased in the pre-launch phase of the new Hemiwedge® valve technology. We anticipate that we will continue to incur research and development expenses as we continue the development of the Hemiwedge® valve technology and implement the initial launch of the product, currently scheduled for the fourth quarter of 2006. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $492,218 for the three months ended September 30, 2006, a decrease of $137,519 as compared to an operating loss of $629,737 for the three months ended September 30, 2005.

On a segmental reporting basis, Shumate Machine Works recorded $290,431 in operating income for the three months ended September 30, 2006. This operating income results from increased revenues in Shumate Machine Works.

Hemiwedge Valve Corp. recorded an operating loss of $486,571 for the three months ended September 30, 2006. This operating loss was primarily due to the start-up nature of the Hemiwedge operations, including significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $296,078 for the three months ended September 30, 2006.

Operating income in Shumate Machine was offset by an increase in start-up expenditures in Hemiwedge Valve Corporation as well as our corporate overhead expenses. While we continued to narrow our operating loss in the third quarter of 2006, we have not reduced our fixed costs or our research and development costs significantly enough to bring them below the revenues we generated in the period. In the event that we successfully launch our Hemiwedge® products, we anticipate that revenues from the sales of our Hemiwedge® products will improve our results of operations.

Interest expense. Interest expense decreased by $169,678 to $171,495 for the three months ended September 30, 2006, from $341,173 for the three months ended September 30, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated a net loss of $663,713 for the three months ended September 30, 2006, compared to a net loss of $970,910 for the three months ended September 30, 2005. While we have generated net income in 2004, 2005, and during the first three quarters of 2006, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Comparison of Nine Months Ended September 30, 2006 and 2005

Net sales.  Net sales increased by $2,229,425, or an increase of 66.2%, to $5,596,070 for the nine months ended September 30, 2006, from $3,366,645 for the nine months ended September 30, 2005.

On a segmental reporting basis, Shumate Machine Works sales increased by $2,029,425 to $5,396,070 for the nine months ended September 30, 2006, compared to $3,366,645 for the nine months ended September 30, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, the pricing for Shumate products and components has improved. Our customers and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain throughout 2006 and into the fiscal year 2007.

Hemiwedge Valve Corp. recorded initial revenues of $200,000. These revenues reflect the initial milestone payment by At Balance Americas LLC under the development agreement between Hemiwedge and At Balance. Hemiwedge will receive additional revenues under this development agreement if further milestones are met. In addition, we anticipate that Hemiwedge Valve Corp. will begin receiving purchase orders for Hemiwedge® valves in the fourth quarter of 2006.

Cost of Sales. Consolidated cost of sales increased by $651,013 or 18.2%, to $4,237,319, for the nine months ended September 30, 2006, from $3,586,306 for the nine months ended September 30, 2005. As a percentage of net sales, cost of sales decreased to 75.7% of net sales for the nine months ended September 30, 2006 versus 106.5% of net sales for the nine months ended September 30, 2005. Cost of sales for Shumate Machine Works increased by $419,766, while initial cost of sales for Hemiwedge Valve Corp. totaled $136,250. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $1,358,751, with a gross profit margin of 24.3%, for the first nine months of 2006, as compared a gross loss of $219,661 for the comparable period in 2005. We intend to continue to increase revenues and seek to improve gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued improvement in the oil and gas field services markets resulting from higher commodity prices will continue to lead to better pricing and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $856,826 to $2,320,682 for the nine months ended September 30, 2006, from $1,463,856 for the nine months ended September 30, 2005. As a percentage of net sales, selling, general, and administrative expenses were 41.5% for the nine months ended September 30, 2006, as compared to 43.5% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to wage expense and consulting fees relating to the commencement of operations and start up expenses in our recently formed Hemiwedge Valve Corporation. Other increases were related to administrative payroll, advertising, and property tax expenses. In addition, we incurred approximately $331,000 in non-cash stock and option awards in the nine months ended September 30, 2006.

Depreciation. Depreciation expense increased by $118,301 to $314,693 for the nine months ended September 30, 2006 from $196,392 for the nine months ended September 30, 2005, primarily due to new equipment purchases.

Bad debt expense. During the nine months ended September 30, 2006, we reduced our allowance for bad debts by $20,000, from $40,000. During the nine months ended September 30, 2005, we charged off accounts receivable in the amount of $59,499 to bad debt expense.

Research and development. Research and development expense decreased by $15,900 to $420,286 for the nine months ended September 30, 2006 from $436,186 for the nine months ended September 30, 2005. Research and development expenses have decreased as non-research and development costs have increased in the pre-launch phase of the new Hemiwedge® valve technology. We anticipate that we will continue to incur research and development expenses as we continue the development of the Hemiwedge® valve technology and implement the initial launch of the product, currently scheduled for the fourth quarter of 2006. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filings, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,404,171 for the nine months ended September 30, 2006, a decrease of $793,681 as compared to an operating loss of $2,197,852 for the nine months ended September 30, 2005.

On a segmental reporting basis, Shumate Machine Works recorded $597,352 in operating income for the nine months ended September 30, 2006. This operating income results from increased revenues in Shumate Machine Works.

Hemiwedge Valve Corp. recorded an operating loss of $1,157,921 for the nine months ended September 30, 2006. This operating loss was primarily due to the start-up nature of the Hemiwedge operations, including significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $843,602 for the nine months ended September 30, 2006.

Operating income in Shumate Machine was offset by an increase in start-up expenditures in Hemiwedge Valve Corporation as well as our corporate overhead expenses. While we continue to narrow our operating loss in the first three quarters of 2006, we have not reduced our fixed costs or our research and development costs significantly enough to bring them below the revenues we generated in the period. In the event that we successfully launch our Hemiwedge® products, we anticipate that revenues from the sales of our Hemiwedge® products will improve our results of operations.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income during the nine months ended September 30, 2006 as a result of the amendment of our loan agreement with Stillwater National Bank.

Interest expense. Interest expense decreased by $353,171 to $589,760 for the nine months ended September 30, 2006, from $942,931 for the nine months ended September 30, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated net income of $6,069 for the nine months ended September 30, 2006, compared to a net loss of $3,140,783 for the nine months ended September 30, 2005. While we have generated net income in 2004, 2005 and during the first three quarters of 2006, we have made no provision for income taxes due to our tax loss carry-forward from previous years. Accordingly, we have made no provision for income taxes.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit at September 30, 2006 of $1,357,217. We had cash of $79,500 as of September 30, 2006, compared to having cash of $168,376 at September 30, 2005.

We used $909,986 of net cash in operating activities for the nine months ended September 30, 2006, compared to using $2,391,218 in the nine months ended September 30, 2005. Cash used in operating activities is primarily due to an increase in inventory and a non-cash recognition for debt forgiveness income. This was offset by non-cash charges for amortization and depreciation, issuances of stock, stock options and warrants, increases in accounts payable and accrued expenses, and decreases in accounts receivable.

Net cash flows used in investing activities was $766,205 for the nine months ended September 30, 2006, compared to $210,109 in the nine months ended September 30, 2005. Cash of $805,170 was used for the purchase of property and equipment and $36,035 was used for patent investments. Proceeds from the sale of fixed assets totaled $75,000.

Net cash flows provided by financing activities were $1,541,473 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $2,591,881 in the nine months ended September 30, 2005. Cash provided by financing activities is due to net proceeds from sales of common stock of $1,724,183 and net increase in draws on bank credit line of $56,120, offset by payments on notes payable of $238,830.

Bank Credit Facility

The primary source of our financing has been our credit facility with Stillwater National Bank. As set forth above under the heading “Reorganization,” our credit facility with Stillwater National Bank was restructured on October 19, 2005.

Additionally, on March 31, 2006, Shumate entered into a First Amendment to Loan Agreement and Guarantor’s Consent with Stillwater National Bank (“Stillwater”) pursuant to which Stillwater agreed to forgive $2,000,000 of indebtedness under an amended and restated term promissory note that we had previously delivered to Stillwater in connection with our October 19, 2005 reorganization. In connection with this first amendment, we executed and delivered a new amended and restated term promissory note in the principal amount of $3,633,053.

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

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank (“Stillwater”), pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 that we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investor(s) no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (v) payment of the full $500,000 must be made on or before September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remain the same.

Capital Requirements

As discussed in our 2005 Annual Report on Form 10-KSB/A, we have restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in pricing for our oil and gas drilling products and components, which allowed us to generate a gross profit in the third and fourth quarters of 2005 and in the first three quarters of 2006, as discussed within this report. Even with these improvements in our capital structure and results of operations, we are still operating on a net loss basis, and we will need to continue to service our debt obligations from our continuing operations.

We had a working capital deficit of $1,357,217 as of September 30, 2006, which takes into account a private placement of our common stock completed in February 2006 resulting in net proceeds to us of approximately $1,724,183.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $893,735 at September 30, 2006, and at the time, $963,442 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine through the remainder of the fiscal year 2006 through existing working capital and cash flows generated from operations, although our working capital position may fluctuate depending on the timing of our receipt of milestone payments under the At Balance development agreement. It is possible that we may not achieve any further milestones set forth in the development agreement, in which case our working capital will be materially compromised.

In addition, we have completed the beta development of the Hemiwedge® technology and have commenced the commercialization of the Hemiwedge® products. We believe that we will be able to fund the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, our existing working capital and cash flows generated from operations will not be sufficient to conduct a full-scale launch of the Hemiwedge® valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct full implementation of the product line, we need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products or companies, targeting complementary market segments. The acquisition of such products may also require us to obtain additional financing.

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

In addition to the 2005 recapitalization and equity financings, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The fiscal 2005 reorganization, debt restructuring, equity financing, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

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

See our current report on Form 8-K filed on November 3, 2006.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(a) None.

(b) None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	Consulting Agreement with Kenton Chickering III	Filed electronically herewith.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed electronically herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

November 13, 2006	/s/ Larry C. Shumate
Larry C. Shumate Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2006	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)