Form 10KSB
period 2006-12-31
SHUMATE INDUSTRIES INC
filed 2007-04-02
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The issuer’s revenues for the most recent fiscal year were $7,719,882.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,188,654 as of March 14, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 9,212,268 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2007, 19,419,933 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: Proxy statement for the issuer’s 2007 annual meeting.

Transitional Small Business Disclosure Format: No.

PART I

Shumate Industries, Inc., including all its subsidiaries, are collectively referred to herein as “Shumate Industries,” “Shumate,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

Overview

Shumate Industries, Inc. is a Texas based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: contract machining and manufacturing and a valve product line. Shumate seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

We currently employ 83 people at two plants totaling approximately 90,000 square feet in Conroe, Texas, just north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

Contract Machining and Manufacturing - Shumate Machine Works, Inc.

Our contract machining and manufacturing division, Shumate Machine Works, Inc., focuses in the energy field services market. We manufacture products, parts, components, and assemblies for our customers designed to their specifications. We provide state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise to our customers’ research and development, engineering, and manufacturing departments for desired results with their products.

The diverse line of products we manufacture include the following:

☐	Expandable tubing manufacturing - launchers and liner hangers for oil & gas field service applications;
☐	Blowout preventers and their spare service parts;
☐	Top drive assemblies, sub-assemblies and their spare service parts;
☐	Directional drilling products;
☐	Exploration products for research and development;
☐	Natural gas measurement equipment, including fittings and valves;
☐	Control and check valves; and
☐	Sub-sea control equipment.

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

Our customers include Baker Hughes, BJ Services Company, Canrig Drilling Technology, a Nabors Industries company, Enventure Global Technologies, FMC Technologies, Halliburton Energy Services, National Oil Well Varco, Oceaneering Intervention Engineering, Shell Development, Smith International, and Weatherford International.

Valve Product Technology - Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. Our first product, known as the Hemiwedge® Cartridge valve, is a quarter-turn hemispherical wedge valve engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

We believe that the patented design of the Hemiwedge® Cartridge valve combines the benefits of quarter-turn valves with the durability of gate valves. The Hemiwedge® Cartridge valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge® itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge®.” Operation of the valve rotates the Hemiwedge®, a quarter turn, moving it between the core and valve seat, thus controlling the flow. We believe that these design features in the combination of the Hemiwedge® shut off and stationary core make the Hemiwedge® Cartridge valve unique.

We believe that the Hemiwedge® Cartridge valve will offer substantial improvements over currently available valve technologies offered by our competition as well as a great value proposition to future customers as a result of the following improvements:

New cartridge replacement design reduces maintenance downtime and minimizes supply disruptions

Our new top-entry cartridge design has all of the internal parts of the valve affixed to the bonnet. Therefore, once the bonnet is removed with top-entry ease for in-field maintenance, all the internals are removed as well, including the seals. A new pre-certified replacement cartridge can be installed without removing the valve body from its line of service. We believe this represents a substantial decrease in maintenance and service downtime reduction from a few days to a few hours, depending on the application and sizes. We also believe this is a significant cost-reduction benefit to users, especially in high-end pipeline or severe service applications, where replacement parts are frequently needed and supply disruption from shutting down a line during service may result in significant costs and loss of revenues.

Reduced failure frequency rates from superior design

We believe many times when valves “break,” it is usually due to leaks caused by leaking seals within a valve. Most ball valves, by example (see “Figure 2”), have more turbulent flow patterns where the fluid within the valve comes into direct contact with the seals during modulation, actuation and service. Our Hemiwedge® Cartridge valve seals (see “Figure 1”) are not placed within the flow path and therefore we believe our valve is more durable, lasts longer, and will not encounter seal damage as frequently as currently available valve products as a result of its protected sealing surfaces. We believe that this product advantage will be more evident in severe and critical service applications.

Figure 1, shows the transition between on and off in a Hemiwedge® Cartridge valve. This demonstrates how the stationary core and moving Hemiwedge® guides the flow past the seal face with a minimum of flow turbulence. This protects the sealing surfaces when handling abrasive or corrosive fluids.

Figure 2, shows the flow through a ball or plug valve. Both the inlet and the outlet flow pass across the sealing surfaces, with the ball moving across the main flow path. This highly turbulent flow action causes premature failure of the seals in most severe applications.

Reduced torque providing easier actuation

Many flow control valves require expensive actuators that turn, throttle, or modulate the valve for its service and application. Some actuators cost more that the valves they modulate. We believe that our Hemiwedge® Cartridge valve design requires less torque to actuate and therefore requires less expensive actuators. By design, our Hemiwedge® Cartridge valve has approximately one-half of the friction points for the wedge against the sealing surface as compared to engineering ball valves that seal from all four sides. We believe that our Hemiwedge® Cartridge valve reduces torque and will provide an important advantage to our customers.

The Hemiwedge® Cartridge valve is suitable for a wide range of applications with several trims available. As such, the technology is applicable to most areas of industrial valve use in upstream and downstream energy markets worldwide.

We have substantially concluded the engineering, design, and development of the Hemiwedge® Cartridge valve, have built an initial inventory, and have launched the initial product line in late December 2006. Since the valve is still in the initial launch stages, we have not yet determined in field experience how long the valve will last under normal operating conditions and operating pressures or how much less torque the valve requires than those valves currently available in the market.

Fiscal 2006 and First Quarter 2007 Developments

In 2006, we continued to experience increased revenues in our Shumate Machine Works division. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools, liner hangers, top-drive units and components in 2006. As a result, we increased revenues by approximately $2.7 million, or 55%. In addition, we were able to continue the successful implementation of our cost-cutting program, which, combined with our increase in revenue, resulted in a reduction of our operating loss by approximately $463,000. In March 2006, our senior lender, Stillwater National Bank, agreed to forgive $2,000,000 of indebtedness under an amended and restated term note, as a result of which we recognized $2,000,000 million of debt forgiveness income. In total, we realized a net loss of $1.3 million in the fiscal year 2006.

While we have improved our results from operations in 2006, we continue to have substantial indebtedness outstanding. As of December 31, 2006, we had outstanding indebtedness to Stillwater National Bank of approximately $4.1 million. On December 1, 2006, we delivered $525,000 to Stillwater National Bank, which Stillwater accepted as full payment of a $2.5 million secured convertible promissory note. In connection with this payment, Stillwater agreed to the cancellation of the entire remaining outstanding principal balance on the convertible promissory note and approximately $272,000 of accrued interest.

In February 2006, we closed the sale of 3,333,333 shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We used the net proceeds from the financing for the initial launch of our new Hemiwedge® valve technology, working capital and general corporate purposes. First Montauk Securities Corporation, an NASD member firm, acted as placement agent in connection with the sale of 2,500,000 shares of common stock, and we placed the remaining 833,333 shares of common stock. The purchase price per share of common stock was $0.60. First Montauk received $165,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. We also paid legal fees of $10,000 to counsel for First Montauk. The net proceeds of this offering to us, after the payment of commissions, fees and other expenses of the offering, were approximately $1,810,000.

In July 2006, we entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC is a wholly-owned subsidiary of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. The agreement provides us with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. Upon completion of the milestones outlined in the development agreement, we have agreed to an exclusive world-wide distribution agreement of our Hemiwedge® DIV product with At Balance Americas, which will be used in their MPD services. We believe MPD will become a dominant drilling technique world-wide as it increases recovery of hydrocarbons and improves productivity by eliminating the damaging effects of conventional over-balanced drilling and heavy weight drilling muds. In connection with this development agreement, we granted At Balance Americas and its parent company, Shell Technology Ventures, a right of first refusal, subject to the rights of our February 2006 private placement investors, to participate in any financing that we commence until July 2008. Also in connection with this agreement, Hemiwedge Valve Corporation retains any new intellectual property created as a result of this new product engineering and design. Upon the signing of a distribution agreement at the conclusion of the development agreement, we also agreed to issue to At Balance Americas 10 year term warrants to purchase our common stock. The number of warrants issued is determined by dividing the total amount funded by At Balance Americas for development of the DIV product by $3.00. Each warrant will be exercisable at a price of $3.00 per share.

Between October 30, 2006 and December 14, 2006, we sold 3,787,550 shares of our common stock and 1,893,775 Class A Warrants to purchase shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. First Montauk Securities Corporation acted as placement agent in connection with the sale of the securities. First Montauk received $416,630 in commissions and 378,755 warrants to purchase shares of our common stock at an exercise price of $1.25 per share. We also paid legal fees of $22,500 to counsel for First

Montauk. We received net proceeds from this offering of approximately $3,350,000 after the payment of commissions, fees, and other expenses of the offering.

We granted the investors in this offering a right of participation, for a period of one (1) year from the final closing of the offering, to participate in any subsequent equity financing that we conduct, subject to rights granted to previous investors.

We have agreed that the investors in this offering will be entitled to certain anti-dilution rights. In the event that, during the period beginning on December 14, 2006 and ending on the earlier to occur of: (i) the date that is fifteen (15) months after the date of the final closing; or (ii) the Company and At Balance Americas, a Shell Technology Ventures company, entering into a definitive distribution agreement for our Hemiwedge® DIV product , we sell any shares of our common stock (or securities convertible into common stock or exercisable for shares of common stock) at a purchase price of less than $1.00 per share (or the then-effective purchase price), we shall be obligated to adjust , on a full-ratchet basis, the number of shares of common stock issued to the investors in this offering as if the shares of common stock purchased in this offering were purchased at such lower price. These anti-dilution rights are subject to certain exceptions, including options and shares granted to officers, directors, employees, and consultants.

The Class A Warrants are subject to redemption by us upon 20 days prior written notice provided: (i) our common stock has traded at or above $2.50 per share during the 15 consecutive trading days prior to a written notice of redemption by us; (ii) there is an effective registration statement covering the resale of the shares of common stock underlying the warrants at the time of redemption; and (iii) the common stock has traded an average of 100,000 shares per day. The redemption price shall be $0.01 per Warrant. All holders of Warrants will have the opportunity to exercise any such Warrant prior to the date of redemption.

On March 14, 2007, we agreed that we would issue new Class B Warrants to any of the investors in this offering who exercised all or a portion of their Class A Warrants by no later than 5:00 p.m. Central Daylight Time on March 31, 2007. The Class A Warrants have an exercise price of $1.25 per share. At 5:00 p.m Central Daylight Time, this offering will terminate. If this offer is accepted by all of the holders of the Class A Warrants and all of the Class A Warrants are exercised, we will receive approximately $2,367,220 in proceeds and issue new Class B Warrants covering 1,893,775 shares of our common stock. No holder of a Class A Warrant is required to exercise all or any portion of their Class A Warrants. Resale of the shares of common stock underlying the Class A Warrants are included on a current registration statement, but the shares of common stock underlying any Class B Warrants that are issued will not be registered. The Class B Warrants will have a term of five years and an exercise price of $2.00 per share. The Class B Warrants will include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. This is a private offering to holders of Class A Warrants solely to accredited investors, as required by Section 4(2) of the Securities Act.

We anticipate that increasing energy commodity prices, including prices of oil and natural gas, should continue to cause our customers to increase their drilling and other exploration activities. As a result, we anticipate seeing increased oil rig counts as well as a renewal of drilling and production activity in previously dormant areas. We believe that such an increase in activity would result in increased demand for our energy related field service products during the 2007 fiscal year. In addition, we anticipate that our recent commercialization of the Hemiwedge® Cartridge valve product line will enhance our profitability, although there can be no assurance thereof.

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

Acquisition of Hemiwedge Assets

On December 5, 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. The intellectual property rights acquired consist of all patents, trademarks, and internet website relating to the Hemiwedge® product line. For these intellectual property rights, we paid $138,500 in cash and a two-year, six percent (6%) promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, we agreed to deposit: (a) $72,000 into an escrow account to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning with the month immediately following the closing date; and (b) three percent (3%) of the net sales proceeds collected from customers from: (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after the closing date and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent (3%) of the net sales proceeds.

Reorganization

On October 19, 2005, we completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of the following:

☐	an agreement to amend and restate a series of notes issued to Stillwater National Bank, or Stillwater, into one term note;
☐	the extension of our current line of credit with Stillwater;
☐	the issuance of a convertible note to Stillwater;
☐	the issuance of a note, by our senior lender, to our Chief Financial Officer to advance funds to purchase shares of our common stock for $250,000;
☐	the conversion of a portion of our debt to Stillwater into 20% of our then-outstanding common stock after giving effect to the restructuring;
☐	our reacquisition of the capital stock of our operating subsidiary, Shumate Machine Works;
☐	a release from Stillwater for any indebtedness not covered above;
☐	the exchange of our outstanding unsecured notes, including principal and accrued interest, for our common stock; and
☐	the grant of restricted stock awards to our executive officers, in return for their personal guarantees on new bank debt, and to our non-employee directors.

In addition, in connection with the recapitalization, we changed our name to “Shumate Industries, Inc.” and effected a 1-for-7 reverse stock split of our then outstanding shares of common stock. The recapitalization plan, the name change, the reverse stock split, the adoption of our 2005 Stock Incentive Plan, and the re-election of our directors were all approved at a special meeting of our stockholders on October 19, 2005.

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

Revised Line of Credit. Stillwater has extended our current revolving line of credit in an amount of up to $1,000,000 for one year. The initial balance on the line of credit is the balance of our existing line of credit with Stillwater, less the excess transferred to the amended and restated note. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. We failed to repay the line of credit on October 19, 2006, as we were required to do by our agreement with Stillwater. As of October 19, 2006 we and Stillwater entered into a First Amendment to Agreement and Guarantors’ Consent pursuant to which Stillwater agreed to redefine the line of credit maturity date to January 19, 2007, which was subsequently extended to April 19, 2008.

Convertible Note. We issued a convertible note to Stillwater in the principal amount of $2,500,000. The principal and accrued interest on the convertible note is convertible, at Stillwater’s option, into shares of our common stock at a conversion rate of $1.00 per share (on a post reverse stock split basis). The convertible note matures on the earlier of 60 months from the date of issuance or the date on which it is fully converted into our common stock. Interest on the convertible note shall accrue from the date of closing until the earlier of conversion or 24 months, at which time the accrued interest was capitalized into principal. Beginning at the end of the ninth quarter, we are obligated to make quarterly interest payments on the convertible note. The convertible note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our assets. We have agreed to include the shares of common stock underlying the convertible note on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

On April 13, 2006, we entered into a letter agreement with Stillwater pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of the secured convertible promissory note, subject to certain conditions. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment was made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment was made between December 2, 2006 and March 1, 2007. On December 1, 2006 we repaid the secured convertible promissory note in full.

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

Conversion of Prior Bank Debt. Stillwater has exchanged $2,368,000 of our outstanding indebtedness to Stillwater for 2,368,000 newly issued shares of our common stock (on a post reverse-split basis), representing not less than 20% of the outstanding shares of our common stock after giving effect to the restructuring. We have agreed to include these shares of common stock on any eligible registration statement that we may file with the Securities and Exchange Commission under the Securities Act of 1933 in the next five years.

Releases. Stillwater has released us and our Chief Financial Officer, Matthew C. Flemming, from our respective obligations of the prior debt to Stillwater, except to the extent that such prior debt is amended and restated, issued, or guaranteed as set forth above.

Unsecured Note Exchange Offer. Our unsecured note holders have exchanged all of our outstanding unsecured notes, with interest rates ranging from 6% to 12% and all currently due and owing, for approximately 1,691,310 newly issued shares of our common stock (on a post reverse-split basis), representing approximately 14.61% of the outstanding shares of our common stock after giving effect to the restructuring.

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

The Company currently has two wholly-owned subsidiaries. Each of the following former subsidiaries of the Company has been dissolved: Excalibur Steel, Excalibur Services, Excalibur Aerospace and Excalibur Holdings.

Our Markets

The energy field services market is comprised of several market segments including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, sub-sea, refining, and maintenance services for these areas. We currently manufacture products, spare parts, and assemblies for the oil & gas field services market segment. With our new Hemiwedge® Cartridge valve product line, we intend to expand into process controls, which is sometimes known as the energy flow control market. We may also expand into other areas of the energy field services market to pursue growth strategies that complement and/or leverage our current business and expertise.

Contract Machining and Manufacturing - Shumate Machine Works

The dollar size of the United States (U.S.) oil & gas field services market can be measured by the U.S. drilling and completion activity spending and the total U.S. well service and work-over spending. In its March 2007 Drilling and Production Outlook report, Spears and Associates, a leading energy market research firm, stated that U.S. drilling and completion spending was $125.2 billion for 2006, up 47% from the year 2005, and that U.S. well service and work-over or production spending was $15.9 billion in 2006, up 3% from 2005.

Valve Product Technology - Hemiwedge Valve Corporation

We believe that the industrial valve market is large and growing. According to a recent report from The McIlvaine Company, the dollar value of industrial valve shipments in 2006 was projected at approximately $8.2 billion in the United States, up almost 4% from 2005, and $43.4 billion worldwide, up approximately 5% from 2005.

Neither the Spears and Associates report nor the McIlvaine Company report was prepared for us nor has either company consented to the use of this information in our report; rather, these reports are available for public use.

Our Strategy

Strategies to achieve our growth objectives include the following:

Generating more revenues and increasing our profit margins by expanding our contract machining and manufacturing business and through investing in additional state-of-the art CNC equipment which offers us the ability to make higher precision products for our customers. As a result of higher commodity prices, activity levels and pricing for our customers, we will continue to expand our operations at SMW and invest in additional computer-numeric controlled machinery that allows us to manufacture higher precision critical components for our customers growing demand of energy equipment.

 Launching and growing our proprietary new Hemiwedge® valve product line and developing strategic alliances with other companies to leverage our valve technology into market segments where we have little or no expertise. We have launched our Hemiwedge® technology with the Hemiwedge® Cartridge valve product line, a surface-level flow control valve, targeting mid-stream pipeline operators in late December 2006. Additionally, we intend to license our Hemiwedge® technology in market verticals where we have little or no expertise to maximize the technology’s value. For example, our Hemiwedge® technology has been tested at very high pressures and demonstrated “bubble-tight” sealing capability and functionality for sub-sea applications, providing a proof of concept needed to pursue licensing discussions with larger energy companies with a presence in those markets.

 Acquiring other technology-oriented products to leverage our asset base: manufacturing infrastructure, market presence, and experienced personnel. We have extensive experience in manufacturing and machining products, and we have a reputation for providing quality products and services in the energy field services market. We have an existing base of customers and existing distribution channels in this market. We intend to combine our experience, reputation, customer base, and distribution channels with our expertise and knowledge of the industry to market and distribute other technology-oriented product lines for this customer base and through these distribution channels. As of the date hereof, we are not in negotiations to acquire any products.

Growing through acquisitions. We believe that acquisition opportunities exist for niche-oriented businesses within the energy field services industry, including divisions and subsidiaries within larger energy field service companies that remain from past mergers, acquisitions and consolidations which may be for sale. As a growth strategy, we seek such divestiture candidates that would be complementary to our existing business lines. As of the date hereof, we are not in negotiations to acquire any such companies.

Sales and Marketing; Customers

In our contract machining and manufacturing division, we have developed and maintained long-term relationships with our customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers’ trade shows. The energy field service target market usually consists of larger, well capitalized companies as well as smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing. In 2006, we expended approximately $---182,000 on sales and marketing, which included the salaries, commissions, and expenses of our sales department.

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

For our valve division, we intend to target the high end of the pipeline, transmission stations, oil & gas, power, and mining markets, where there is a demand for flow control or process control valves. These target markets seek rapid maintenance benefits that our Hemiwedge® Cartridge valve system and flow control properties are designed to provide. Although we believe that our valve product line provides significantly improved functionality for high-end flow control applications, we intend to price our valves competitively relative to other high-end valve manufacturers to establish market share. In addition to leveraging our existing customer base and distribution channels to market and distribute the valve product line, we have identified a network of established independent representative companies to market and distribute the valves on a success fee basis. We intend to complement this effort with inside sales support, catalogs, web site, and internal professionals that can travel to sales locations to consummate sales.

We have a customer base of more than 20 customers. Two of these customers represented approximately seventy seven percent of our revenues for fiscal year 2006. We continually focus on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk. We believe that long-term relationships with many of our customers will contribute to our success. While we intend to leverage our existing customer relationships to market the valve product, we also will seek additional new customers for the valve product line, which we anticipate would result in reduced revenue and account receivables concentrations.

Raw Materials

The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin, and profitability. On average, pricing for raw materials has fluctuated about thirty percent annually on a historical basis. During periods of rising raw materials pricing, we have been able to pass through the increase in cost to our customers approximately ninety percent of the time. The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that is not quoted on a monthly basis. Accordingly, the increase in the cost of raw materials has had an immaterial effect on our operations; however, it is possible that we may not be able to pass any portion of such increases on to our customers in the future.

Competition

Both the machining and manufacturing business and anticipated valve product business are engaged in fragmented and highly competitive industry segments. We estimate that there are more than 800 machine shops in the greater Houston area alone, and that there are more than 4,000 valve product manufacturers and distributors within the United States alone. We estimate that our share of the market, based on 2006 revenues, is less than one percent (1%). Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs may be significantly lower than our costs. We anticipate the valve product, when launched, will compete with a large number of companies with international and national capabilities that will possess greater financial resources.

We believe that we are able to compete by defining and understanding customer needs and by using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

Intellectual Property

As part of our ongoing research, development, and manufacturing activities, we intend to seek patents when appropriate on inventions involving new products and product improvements. In December 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® Cartridge valve, from Soderberg Research and Development, Inc. and certain of its affiliates. These intellectual property rights consisted of 2 unexpired United States patents, 1 expired United States patent, 1 pending United

States patent application, and 1 registered United States trademark. We have also filed international patent applications for the inventions embodied in the pending United States patent application. We have also developed several new inventions to the technology which have been propagated within new patent applications during 2006.

These intellectual property rights are of considerable importance to the proposed Hemiwedge® Cartridge valve product line, and we consider them, in the aggregate, to be material to our valve product division. It is possible that these intellectual property rights may later be invalidated by a court of competent jurisdiction, and it is also possible that our products or proposed products may be found to infringe upon the intellectual property rights of others.

We also rely on trade secret protection for our confidential and proprietary information. We seek to enter into confidentiality agreements with our employees, partners, and suppliers. It is possible, however, that others will independently obtain similar information or otherwise gain access to our trade secrets.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, painting product on premises, environmental protection, remediation and workplace exposure. Hazardous materials used in our operations include lubricants and cleaning solvents.

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

Employees

We currently employ 83 people in Conroe, Texas. Of the total, approximately 12 are in administration, 8 are in engineering and drafting, 5 are in sales, marketing and distribution, and 58 are in machining, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report, including our financial statements and the notes to those statements, before you purchase our common stock. The risks and uncertainties described below are those that we currently believe may materially adversely affect our company. Additional risks and uncertainties may also impair our business operations. If the following risks actually occur, our business, financial condition and results of operations could be seriously harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

Our business might fail, even after our 2005 restructuring.

Although we completed a restructuring of our debt in October 2005, and although we have increased revenues in each of the last three years, we have still incurred operating losses in each of the last three fiscal years. Our ability to become profitable will depend upon several factors, including whether we can continue to increase our revenues in Shumate Machine Works, Inc., and whether our Hemiwedge® valve products are successful in the marketplace. We cannot estimate with any certainty the long-term demand for our products and services or the degree to which we will meet that demand. If demand for our products and services does not increase, or if the market for our products and services declines, we may not be able to earn enough revenue to generate profits from operations or positive cash flow.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2006 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern. We have incurred recurring losses from operations of $2,553,836 and $3,017,593 in 2006 and 2005, respectively, we have an accumulated deficit of $19,876,997, and working capital of $338,874 as of December 31, 2006. These conditions raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

We have substantial indebtedness outstanding, and our operations are significantly leveraged. If we are unable to repay our debt obligations in a timely fashion, it could have a material adverse effect on our business and prospects.

In order to finance our operations we have incurred substantial indebtedness, including the debt with Stillwater National Bank which consists of a line of credit, a term loan, and a convertible note. As of December 31, 2006, we owed total indebtedness of approximately $4,302,000 (not including accrued interest) to Stillwater National Bank, our senior lender, Soderberg Research and Development, the note payable from our acquisition of the Hemiwedge® intellectual property in December 2005 and various lenders such as a premium finance note for the annual premium of $51,000 for our directors and officers liability policy. Although our cash flows from operations are currently sufficient to service our debt obligations, we may not be able to continue to service our debt in the future. If we were unable to service our debt in the future and failed to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements. If we default on our loan obligations with Stillwater National Bank, Stillwater National Bank could exercise its rights and remedies under the loan agreement, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

We will likely need to finance our operations and a full-scale launch of the Hemiwedge® products through additional bank borrowings under our existing line of credit or other capital financings. If we are unable to obtain additional capital, we may not be able to adequately fund our Hemiwedge Valve Corporation subsidiary or continue our business.

We had working capital of $338,874 as of December 31, 2006. Currently, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements throughout the 2007 fiscal year from existing working capital, available borrowings and cash flows generated from operations. We believe we will need to obtain a larger line of credit for inventory and accounts receivable financing resulting from the launch of our Hemiwedge® product. Under our current line of credit, we may not borrow against Hemiwedge accounts receivable or inventory. We cannot guarantee you that we will be able to obtain a larger line of credit.

We currently have a $1,000,000 secured revolving line of credit facility with Stillwater National Bank. This loan is subject to a borrowing base that is computed on our qualifying accounts receivable and inventory. The outstanding balance on this line of credit was approximately $778,916 at December 31, 2006, which, at the time, $847,638 was the approximate maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital and our qualifying accounts receivable and inventory. As such, we may not have the ability to borrow additional funds on this line of credit.

In the event we seek to expand the rate of Hemiwedge® Cartridge valve’s growth and scale up of the product line, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to raise additional capital, either by borrowing more money, if possible, or by selling our securities or seeking out joint venture opportunities. Any material additional borrowing or significant capital expenditures require the written consent of our lender, Stillwater National Bank. We may not be successful in raising additional financing as and when we need it. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

The majority of our revenues are generated from a small number of customers, and our results of operations and cash flows will be adversely affected if any of our major customers either fail to pay on a timely basis or cease to purchase our products.

In 2006, two of our customers accounted for approximately 77% of our sales. At December 31, 2006, two customers accounted for approximately 49% of our trade accounts receivable balance. This trend is continuing in the 2007 fiscal year. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses which, when realized, have been within the range of our expectations. If one or more of our major customers stops purchasing our products or defaults in its obligation to pay us, our results of operations as well as our cash flows will be adversely affected.

Our Hemiwedge Valve Corporation subsidiary is an early stage company with no significant operating history.

One of our subsidiaries, Hemiwedge Valve Corporation, is an early stage company that has not had significant operations. Its primary business purpose is to develop, manufacture, and market a new valve product line called the Hemiwedge® valve. The Hemiwedge® Cartridge valve, our surface level valve targeting the flow control market, was launched in December 2006. Other applications of the Hemiwedge® technology are still in the engineering, design, and development stage. This subsidiary only began generating product revenue in the late fourth quarter of 2006 and has incurred losses since its formation. As an early stage company, the prospects for Hemiwedge Valve Corporation are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in the development of the Hemiwedge® valve. We may not be able to successfully implement our plans for Hemiwedge Valve Corporation and achieve a significant level of operations.

If we do not successfully commercialize the Hemiwedge® valve product, we may never achieve profitability in this subsidiary.

We have incurred substantial expenses to acquire and fund the development of our Hemiwedge® valve product. We only began generating product revenue in the late fourth quarter of 2006 in this subsidiary in connection with the Hemiwedge® Cartridge valve launch in December 2006. Many of our research and development programs for applications of the Hemiwedge® technology are at an early stage. Early stage product lines are subject to inherent risks of failure. These risks include the possibilities that the Hemiwedge® valve may not last as long as the products of our competitors or may not reduce torque as anticipated. Even if the Hemiwedge® valve technology operates as anticipated, it may not be commercially successful. If we are unable to develop the Hemiwedge® product as anticipated, or if the product is successfully developed but not accepted in the marketplace, Hemiwedge Valve Corporation may never be profitable.

Our ability to achieve any significant revenue in Hemiwedge Valve Corporation may depend on our ability to establish effective sales and marketing capabilities.

As a result of the launch of the Hemiwedge® Cartridge valve in the late fourth quarter 2006, we need to build a sales and marketing infrastructure and customer channels which may include independent sales representative firms, distributors and/or employees. If we fail to establish an effective internal marketing and sales force or to make alternative arrangements to have these products marketed and sold by others, our ability to commercialize our valve product line and to enter new or existing markets will be impaired.

The line of credit and term loan we have with Stillwater National Bank contain numerous restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the line of credit and term loan from Stillwater National Bank, we had to agree to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater National Bank in order to change our senior management. Beginning on March 31, 2006, these covenants imposed certain requirements in our balance sheet liquidity ratio and income statement debt coverage ratio which was tested as of December 31, 2006. For the year ended December 31, 2006, we were not in compliance with these covenants and our lender issued a waiver for the period tested. There can be no assurance that we will be in compliance with these covenants in future periods or that Stillwater National Bank will issue a waiver for any future periods in which we are not in compliance with these covenants. Any failure to comply with the covenants included in the Stillwater National Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, Stillwater National Bank could seek to foreclose on our assets in an effort to seek repayment under the loans. If Stillwater National Bank were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the interest rate could have a material adverse effect on our results of operations.

The interest on the line of credit and term loan from Stillwater National Bank is payable monthly at the prime rate plus two percent. The base rates on the line of credit and term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase. This would have a material adverse affect on our results of operations. As an example, based on the amounts outstanding under the line of credit and term loan at December 31, 2006, a one percent increase in Stillwater’s prime rate would increase our annual debt service and interest expense by approximately $43,000.

We may not be able to successfully increase our sales. If we do not increase our sales, we may never become profitable.

It is possible that we may be unable to successfully implement any of our strategies to increase sales, including expanding the range of processes and services that we offer, developing long-term partnering relationships with customers, and adding new customers. Our ability to increase our sales will be affected by many factors which are beyond our control, such as falling commodity prices which will decrease demand for our products or the failure of the marketplace to respond positively to our Hemiwedge® valve technology. We cannot assure you that our strategies to increase our sales will be successful. If they are not, we may never become profitable.

We want to develop and/or acquire energy field services products, but we may not have the financial ability to do so.

We are currently seeking opportunities to develop or acquire energy field services products through acquisition or license. We believe acquiring other product lines would leverage our expertise in manufacturing and marketplace knowledge and complement our current contract machining business and customer relationships. However, the energy field services market has numerous manufacturers that are larger than we are and have greater financial resources than we do. Even if we were to acquire or design our own products, it is possible that we may not have the financial capacity to enter this market.

We may not be able to identify quality strategic acquisition candidates, and if we do make strategic acquisitions, we may not be able to successfully integrate their operations.

We may seek to acquire companies or product lines within the energy field services market or a related market. For any acquisition, we will be required to assimilate the operations, products, and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our shareholders. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria.

We face significant competition in our markets.

The energy field services industry, including both the machining and manufacturing industry and the commercial valve industry, is highly competitive. Competition in the sale of our products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of our competitors are entities that are larger and have greater financial and personnel resources than we do. We also compete with foreign manufacturers that have substantially cheaper labor costs than we do. We may not be able to compete successfully.

Failure to protect our proprietary technology could impair our competitive position.

We have obtained, and are in the process of obtaining, U.S. and foreign patents and patent applications for our Hemiwedge® products. Our success will depend in part on our ability to obtain patent protection for our Hemiwedge® products, preserve our trade secrets, and operate without infringing the proprietary rights of third parties.

Although we place considerable importance on obtaining patent protection for our technologies, products and processes, the enforceability of our patents is uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by us may not have been the first to invent or the first to file patent applications for such inventions.

Furthermore, enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. The issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own may not result in the issuance of any patents. Existing or future patents owned by us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

The manufacture, use, or sale of our Hemiwedge® product candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may incur substantial money damages, encounter significant delays in bringing our Hemiwedge® products to market, be precluded from participating in the manufacture, use, or sale of our Hemiwedge® products without first obtaining licenses to do so, or not be able to obtain any required license on favorable terms, if at all. In addition, if another party claims the same subject matter (or subject matter overlapping with the subject matter) that we have claimed in a U.S. patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, consultants, outside collaborators, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We purchase metals in the open market, and our profitability may vary if prices of metals fluctuate.

The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income. During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, result in lower margins. Changing metal prices could adversely affect our ability to attain profitably.

The oil and gas industry is subject to fluctuations in demand, which results in fluctuations in our results of operations.

Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control. In 2005 and 2006, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products. However, the increase in demand could be temporary as commodity prices fluctuate daily. Reduced demand for oil field drilling products would result in lower activity levels for our company. These changes can happen very quickly and without forecast or notice, and may have a material adverse effect on our results of operations.

We may need to recruit additional personnel for Hemiwedge Valve Corporation. If we are unsuccessful at attracting qualified personnel, we may be unable to operate the business as planned.

Our success in developing Hemiwedge Valve Corporation may depend on our ability to attract and retain other qualified management, project development, and sales and marketing personnel. We compete for such persons with other companies, some of which have substantially greater capital resources and facilities than we have. Further, demand for such personnel during periods of increased demand for energy products is very strong. We may not be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct the Hemiwedge® business as planned.

Our operations are subject to a number of federal, state, and local regulations relating to the protection of the environment and to workplace health and safety.

Our operations are subject to extensive federal, state, and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure, and other matters. Hazardous materials that we use in our operations primarily include lubricants and cleaning solvents. Our two leased facilities are both located in an industrial area close to properties with histories of heavy industrial use. Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the EPA or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage, or, if we were found to be a responsible party, we could be liable for significant damages.

INVESTMENT RISKS

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 14, 2007, the average daily trading volume of our common stock was approximately 41,000 shares. As of March 14, 2007, we had approximately 400 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We have granted a right of first refusal and anti-dilution rights to certain investors in our December 2006 private placement.

Between October 30, 2006 and December 14, 2006, we sold 3,787,550 shares of our common stock and 1,893,775 Class A Warrants to purchase shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We granted the investors in this offering a right of participation, for a period of one (1) year from the final closing of the offering, to participate in any subsequent equity financing that we conduct, subject to rights granted to previous investors. This may inhibit our ability to raise additional capital in the future.

In addition, we agreed that the investors in this offering will be entitled to certain anti-dilution rights, so that, subject to certain exceptions, if we sell any shares of our common stock (or securities convertible into common stock or exercisable for shares of common stock) at a purchase price of less than $1.00 per share (or the then-effective purchase price), we shall be obligated to adjust , on a full-ratchet basis, the number of shares of common stock issued to the investors in this offering as if the shares of common stock purchased in this offering were purchased at such lower price. If shares are issued pursuant to these anti-dilution rights, they would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

There are options and warrants to purchase shares of our common stock currently outstanding.

As of the date of this report, we have granted options and warrants to purchase an aggregate of 3,489,024 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 2,965,358 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.63 per share to $10.50 per share. If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. In addition, the terms of our line of credit and term loan from Stillwater National Bank prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without the approval of Stillwater National Bank. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 29% of the outstanding shares of our common stock as of the date of this report. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Certificate of Incorporation permits us to issue, without approval from our shareholders, a total of 10,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	a continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the industries in which we do business;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

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

Item 2. PROPERTIES

Our subsidiary, Shumate Machine Works, leases approximately 90,000 square feet of manufacturing space in Conroe, Texas.

Approximately 30,000 square feet is used by Shumate Machine Works for its operations. On April 1, 2006, Shumate Machine Works and the lessor terminated the existing lease for these premises and entered into a new lease. The lease term ends on March 31, 2011. The base rent is $18,600 per month, representing a reduction of rent of $4,000 per month. The new lease grants to Shumate Machine Works an option to purchase the premises at the end of the lease term for an agreed-upon purchase price or current appraised price. If it exercises this option, Shumate Machine Works is entitled to a credit in an amount equal to 5% of all lease payments paid during the term. Effective February 1, 2007, our rent increased to $22,100 in connection with a 5,000 square foot expansion.

In December 2005, Shumate Machine Works entered into a lease agreement for a manufacturing facility of approximately 60,000 square feet to be used by Hemiwedge Valve Corporation. The term of the lease is three years and the rent is approximately $14,000 per month. The lease agreement grants to Shumate Machine Works an option to purchase the premises covered under the lease for a purchase price of $1,825,000. Shumate Machine Works will be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at 7% over a period of 240 months. The option to purchase expires on September 1, 2009. Along with the option to purchase, the lessor granted to Shumate Machine Works a right of first refusal with respect to the premises. Shumate Machine Works has sublet a portion of the premises. The sublease agreement has a term of three months, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month. In January, 2007, Shumate Machine Works completed an expansion of this manufacturing facility.

The existing facilities are adequate for our current operations. We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3. LEGAL PROCEEDINGS

None.

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

2005 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.49	$0.21
Second quarter	0.56	0.21
Third quarter	0.56	0.42
Fourth quarter	0.90	0.40

2006 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$1.30	$0.65
Second quarter	1.60	0.71
Third quarter	1.65	1.00
Fourth quarter	1.53	0.90

As of March 14, 2007, there were approximately 400 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future. Furthermore, the terms of our line of credit and term loan with Stillwater National Bank prohibit us from declaring or paying dividends or purchasing or redeeming any of our capital stock without the approval of Stillwater National Bank. We anticipate that earnings, if any, will be retained to retire debt and for the operation of our business.

Shares eligible for future sale could depress the price of our common stock and lower the value of your investment. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	829,286	$1.09	4,457,860
Equity compensation plans not approved by security holders (3)(4)(5)(6)	60,571	$7.89	—
Total	889,857	$1.55	4,457,860

(1)
2005 Stock Incentive Plan. On April 29, 2005, our board of directors adopted, and on October 19, 2005, our stockholders approved, our 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 10,000,000 shares, and to date, we have issued 4,717,140 shares under the plan, and there are options to purchase 825,000 shares outstanding under this plan.

(2)
2001 Stock Option Plan. On April 8, 2002, we assumed the 2001 Excalibur Holdings, Inc. Stock Option Plan, which was approved by the securities holders of Excalibur Holdings prior to our assumption of the plan. We are authorized to issue options to purchase up to 285,714 shares under this plan. As of December 31, 2006, there were options to purchase 4,286 shares outstanding under this plan.

(3)
Individual Option and Warrant Grants. We have granted options and warrants on an individual basis. Of the options we have granted on an individual basis, there are currently options to purchase in the aggregate up to 48,571 shares of our common stock at a weighted average price of $9.45 per share. Of the warrants we have granted on an individual basis for compensatory services, there are currently warrants to purchase in the aggregate up to 12,000 shares of our common stock at a weighted average price of $1.50 per share.

(4)
Stock Grant Plan. Our board of directors adopted our 2003 Stock Grant Plan on June 25, 2003. The purpose of this plan was to encourage and enable our officers, employees, directors, consultants, advisors, and other key persons upon whose judgment, initiative and efforts we largely depends for the successful conduct of our business to acquire a proprietary interest in us. We were permitted to issue up to 428,157 shares of common stock under this plan, and to date, we had issued 232,063 shares. On April 20, 2006, our board of directors terminated this plan.

(5)
Employee Stock Incentive Plan. Our board of directors adopted our 2003 Employee Stock Incentive Plan on July 17, 2003. The purpose of this plan was to allow designated officers and employees of us and our subsidiaries to receive options to purchase our common stock and to receive grants of common stock subject to certain restrictions. We were permitted to issue up to 1,071,429 shares of common stock under this plan, and to date, we issued no shares or options to purchase shares under this plan. On April 20, 2006, our board of directors terminated this plan.

(6)
Non-Employee Directors and Consultants Retainer Stock Plan. Our board of directors adopted our 2003 Non-Employee Directors and Consultants Retainer Stock Plan on July 17, 2003. The purposes of this plan was to enable us to promote the interests of us and our stockholders by attracting and retaining non-employee directors and consultants capable of furthering our future success and by aligning their economic interests more closely with those of our stockholders, by paying their retainer or fees in the form of shares of our common stock. We were permitted to issue up to 357,143 shares of common stock under this plan, and to date, we issued no shares under this plan. On April 20, 2006, our board of directors terminated this plan.

Recent Sales of Unregistered Securities

None.

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

We currently employ 83 people at two plants totaling approximately 90,000 square feet in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

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

We have substantially concluded the engineering, design, and development of the Hemiwedge® Cartridge valve, have built an initial inventory, and we launched the product line in late December 2006. Since the valve is still in the initial launch stages, we have not yet determined in field experience how long the valve will last under normal operating conditions and operating pressures or how much less torque the valve requires than those valves currently available in the market.

Reorganization/Debt Forgiveness

On October 19, 2005, we completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of, among other things, a restructuring of debt we owed to Stillwater National Bank, or Stillwater, the issuance of stock in exchange for the cancellation and conversion of debt, the issuance of restricted stock awards, the change of our name to “Shumate Industries, Inc.”, and a 1-for-7 reverse stock split. A detailed description of the restructuring plan is set forth in the Description of Business in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank, or Stillwater, pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 that we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (iv) payment of the full $500,000 must be made on or before September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remain the same. On December 1, 2006, we delivered $525,000 to Stillwater as full payment of the $2.5 million debenture. In connection with this payment, Stillwater agreed to the cancellation of the entire remaining outstanding principal and approximately $272,000 of accrued interest due and owing under the terms of the debenture at December 1, 2006.

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

Revenue Recognition

Revenues of Shumate Machine Works are derived primarily from machining of oil field drilling parts, components, and tools for our customers. Shumate Machine Works’ revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Orders may not be returned by customers due to the custom specifications of each product, but rework on items is sometimes necessary if the product was not within the original order specifications. We test all orders against the customer’s order specifications prior to shipment. Customer requests for rework and customer rejection of shipments have been historically low.

Revenues of Hemiwedge Valve Corporation are derived from Hemiwedge® Cartridge valve product sales and an agreement to perform contractual research and development services. The research and development services revenue is recognized as the services are performed and related costs are incurred and recorded. The valve product sales revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery.

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

Concentration of credit risk

At December 31, 2006, two customers accounted for 49% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Fiscal 2005 - Discontinued Operations

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2006 and 2005 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	78.2	99.1
Gross income (loss)	21.8	0.9

Selling, general and administrative	44.4	49.8
Depreciation	1.1	0.6
Bad debt expense (recovery)	(.3)	1.2
Research and development	9.7	10.1
Operating income (loss)	(33.1)%	(60.8)%

Comparison of the Years ended December 31, 2006 and 2005

Net sales.  Net sales increased by $2,755,338, or an increase of 55.5%, to $7,719,882 for the year ended December 31, 2006, from $4,964,544 for the year ended December 31, 2005.

On a segmental reporting basis, Shumate Machine Works sales increased by $2,439,258, or an increase of 49%, to $7,403,802 for the year ended December 31, 2006, compared to $4,964,544 for the year ended December 31, 2005. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have increased for Shumate products and components. Our customers and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain in fiscal year 2007.

Hemiwedge Valve Corporation recorded initial revenues of $316,080. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC as well as initial Hemiwedge® Cartridge valve sales from late December 2006. Hemiwedge Valve Corporation also recorded deferred revenue on its balance sheet at year end 2006 from a $400,000 milestone payment which will be recognized as additional revenues in fiscal year 2007 under the development agreement if further milestones are met.

Cost of Sales. Consolidated cost of sales increased by $1,113,712 or 22.6%, to $6,033,370, for the year ended December 31, 2006, from $4,919,658 for the year ended December 31, 2005. As a percentage of net sales, cost of sales decreased to 78.2% of net sales for the year ended December 31, 2006 versus 99.1% of sales for the year ended December 31, 2005. Cost of sales for Shumate Machine Works increased by $824,933, while initial cost of sales for Hemiwedge Valve Corporation totaled $219,942. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from better control of our direct labor costs and better pricing of our products. As a result, we generated a gross profit of $1,686,512, with a gross profit margin of 21.8%, for fiscal 2006. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued improvement in the energy markets resulting from higher commodity prices will continue to lead to better pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $953,481 to $3,427,349 for the year ended December 31, 2006, from $2,473,868 for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 44.4% for the year ended December 31, 2006, as compared to 49.8% for the comparable period in 2005. Our selling, general, and administrative expenses have increased primarily due to wage expense and consulting fees relating to the commencement of operations and start up expenses in recently formed Hemiwedge Valve Corporation. Other increases were related to administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $396,975 in non-cash stock and option awards associated with FASB 123R in the fiscal year ended December 31, 2006.

Depreciation. Depreciation expense increased by $123,937 to $450,487 for the year ended December 31, 2006 from $326,550 for the year ended December 31, 2005, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the year ended December 31, 2006, we reduced our allowance for bad debts by $20,000, to $40,000. During for the year ended December 31, 2005, we charged off accounts receivable in the amount of $58,088 to bad debt expense. We did not charge off any accounts receivable in the fiscal year ended December 31, 2006.

Research and development. Research and development expense increased by $247,376 to $750,639 for the year ended December 31, 2006 from $503,263 for the year ended December 31, 2005. We anticipate that we will continue to incur research and development expenses as we continue the development of the Hemiwedge® valve technology and implement additional product forms and applications of the valve technology. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $2,553,836 for the year ended December 31, 2006, a decrease of $463,757 as compared to an operating loss of $3,017,593 for the year ended December 31, 2005.

On a segmental reporting basis, Shumate Machine Works recorded $554,207 in operating income for the year ended December 31, 2006. This operating income results from increased revenues in Shumate Machine Works.

Hemiwedge Valve Corporation recorded an operating loss of $1,980,095 for the year ended December 31, 2006. This operating loss was primarily due to the start-up nature of the Hemiwedge operations, including significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $1,127,948 for the year ended December 31, 2006.

Operating income in Shumate Machine was offset by an increase in start-up and research and development expenditures in Hemiwedge Valve Corporation as well as our corporate overhead expenses. While we continued to narrow our operating loss in fiscal 2006, we have not reduced our fixed costs or our research and development costs significantly enough to bring them below the revenues we generated in the period. In the event that we successfully launch our Hemiwedge® products, we anticipate that revenues from the sales of our Hemiwedge® products will improve our results of operations.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income during the year ended December 31, 2006 as a result of the amendment of our loan agreement with Stillwater National Bank. In 2005, we recorded $4,427,157 in debt forgiveness income from continuing operations as a result of debt forgiveness by Stillwater National Bank and other third party lenders during the restructuring in October 2005.

Interest expense. Interest expense decreased by $413,080 to $755,295 for the year ended December 31, 2006, from $1,168,375 for the year ended December 31, 2005. Our interest expense decrease resulted primarily from the significant reduction of our outstanding debt and debt servicing requirements due to the restructuring of our company in October 2005.

Provision for income taxes. We generated a net loss of $1,309,131 for the year ended December 31, 2006 compared to net income of $1,978,484 for the year ended December 31, 2005. While we generated net income in 2004 and 2005, we have made no provision for income taxes due to our tax loss carry-forward from previous years.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had working capital of $338,874 at December 31, 2006. We had cash of $1,547,326 as of December 31, 2006, compared to having cash of $214,218 at December 31, 2005.

We used $1,885,632 of net cash in operating activities for the year ended December 31, 2006, compared to using $3,111,549 in the year ended December 31, 2005. Cash used in operating activities is primarily due to an increase in inventory and non-cash recognition for debt forgiveness income. This was offset by non-cash charges for amortization and depreciation, issuances of stock, stock options and warrants, increases in accounts payable, accrued expenses and deferred revenue, and decreases in accounts receivable.

Net cash flows used in investing activities was $895,087 for the year ended December 31, 2006, compared to $576,697 in the year ended December 31, 2005. Cash of $916,735 was used for the purchase of property and equipment and $53,352 was used for patent investments. Proceeds from the sale of fixed assets totaled $75,000.

Net cash flows provided by financing activities were $4,113,827 for the year ended December 31, 2006, compared to net cash provided by financing activities of $3,724,642 in the year ended December 31, 2005. Cash provided by financing activities is due to net proceeds from sales of common stock of $5,060,012, offset by payments on notes payable of $887,486 and net decrease in draws on bank credit line of $58,699.

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

On April 13, 2006, we entered into a letter agreement with Stillwater National Bank (“Stillwater”), pursuant to which Stillwater agreed to accept $500,000 from us in full satisfaction of a secured convertible promissory note in the principal amount of $2,500,000 that we had previously issued to Stillwater in connection with our October 19, 2005 reorganization. Stillwater’s agreement to accept this reduced amount was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investor(s) no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (v) payment of the full $500,000 must be made on or before September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remain the same. On December 1, 2006, we delivered $525,000 to Stillwater as full payment of the $2.5 million debenture. In connection with this payment, Stillwater agreed to the cancellation of the entire remaining outstanding principal and approximately $272,000 of accrued interest due and owing under the terms of the debenture at December 1, 2006.

On February 8, 2007 and effective January 19, 2007, we renewed our $1,000,000 secured revolving line of credit facility with Stillwater. The amount we can borrow on the line of credit subject to qualifying accounts receivable and inventory. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% pf eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. The line of credit expires on April 19, 2008.

2006 Private Placements

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

Between October 30, 2006 and December 14, 2006, we sold 3,787,550 shares of our common stock and 1,893,775 Class A Warrants to purchase shares of our common stock to institutional and accredited retail investors in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. First Montauk Securities Corporation acted as placement agent in connection with the sale of the securities. First Montauk received $416,630 in commissions and 378,755 warrants to purchase shares of our common stock at an exercise price of $1.25 per share. We also paid legal fees of $22,500 to counsel for First Montauk. We received net proceeds from this offering of approximately $3,350,000 after the payment of commissions, fees, and other expenses of the offering.

We granted the investors in this offering a right of participation, for a period of one (1) year from the final closing of the offering, to participate in any subsequent equity financing that we conduct, subject to rights granted to previous investors.

We have agreed that the investors in this offering will be entitled to certain anti-dilution rights. In the event that, during the period beginning on December 14, 2006 and ending on the earlier to occur of: (i) the date that is fifteen (15) months after the date of the final closing; or (ii) the Company and At Balance Americas, LLC, a Shell Technology Ventures company, entering into a definitive distribution agreement for our Hemiwedge® DIV product , we sell any shares of our common stock (or securities convertible into common stock or exercisable for shares of common stock) at a purchase price of less than $1.00 per share (or the then-effective purchase price), we shall be obligated to adjust , on a full-ratchet basis, the number of shares of common stock issued to the investors in this offering as if the shares of common stock purchased in this offering were purchased at such lower price. These anti-dilution rights are subject to certain exceptions, including options and shares granted to officers, directors, employees, and consultants.

The Class A Warrants are subject to redemption by us upon 20 days prior written notice provided: (i) our common stock has traded at or above $2.50 per share during the 15 consecutive trading days prior to a written notice of redemption by us; (ii) there is an effective registration statement covering the resale of the shares of common stock underlying the warrants at the time of redemption; and (iii) the common stock has traded an average of 100,000 shares per day. The redemption price shall be $0.01 per Warrant. All holders of Warrants will have the opportunity to exercise any such Warrant prior to the date of redemption.

On March 14, 2007, we agreed that we would issue new Class B Warrants to any of the investors in this offering who exercised all or a portion of their Class A Warrants by no later than 5:00 p.m. Central Daylight Time on March 31, 2007. The Class A Warrants have an exercise price of $1.25 per share. At 5:00 p.m Central Daylight Time, this offering will terminate. If this offer is accepted by all of the holders of the Class A Warrants and all of the Class A Warrants are exercised, we will receive approximately $2,367,220 in proceeds and issue new Class B Warrants covering 1,893,775 shares of our common stock. No holder of a Class A Warrant is required to exercise all or any portion of their Class A Warrants. Resale of the shares of common stock underlying the Class A Warrants are included on a current registration statement, but the shares of common stock underlying any Class B Warrants that are issued will not be registered. The Class B Warrants will have a term of five years and an exercise price of $2.00 per share. The Class B Warrants will include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. This is a private offering to holders of Class A Warrants solely to accredited investors, as required by Section 4(2) of the Securities Act.

Capital Requirements

In 2005, we successfully restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in pricing for our oil and gas drilling products and components, which allowed us to generate gross profits since the third quarter of 2005, as discussed within this report. Even with these improvements in our capital structure and results of operations, we are still operating on a net loss basis, and we will need to continue to service our debt obligations from our continuing operations.

We have working capital of $338,874 as of December 31, 2006, which takes into account private placements of our common stock completed in 2006 resulting in net proceeds to us of approximately $5,060,000.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $778,916 at December 31, 2006, and at the time, $847,638 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine Works through fiscal year 2007 through existing working capital and cash flows generated from operations, although our working capital position may fluctuate depending on the timing of our receipt of research and development milestone payments under the Hemiwedge Valve Corporation’s development agreement with At Balance Americas, LLC. It is possible that we may not achieve any further milestones set forth in the development agreement, in which case our working capital will be materially compromised.

In addition, we have completed the beta development of the Hemiwedge® technology and have commenced the commercialization of the Hemiwedge® Cartridge valve product. We believe that we will be able to fund the initial launch of the Hemiwedge® valve products through existing working capital and cash flows generated from operations. However, our existing working capital and cash flows generated from operations will not be sufficient to conduct a full-scale launch of the Hemiwedge® Cartridge valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct full implementation of the product line, we need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products or companies, targeting complementary market segments. The acquisition of such products may also require us to obtain additional debt or equity financing, and we may issue our common stock as all or part of the purchase price for any such acquisition.

In the event we seek to conduct full implementation of the product line, or in the event we seek to acquire another technology-oriented company or other new product line, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, particularly since we may not borrow against Hemiwedge accounts receivable or inventory under our current line of credit. In such circumstances, we would need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

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

In addition to the 2005 recapitalization and fiscal 2006 equity financings, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The fiscal 2005 reorganization, debt restructuring during 2005 and 2006, equity financing during 2006, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All our bank debt contains restrictions as to the payment of dividends.

Off-Balance Sheet Arrangements

None.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shumate Industries, Inc.
Conroe, Texas

We have audited the accompanying consolidated balance sheet of Shumate Industries, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the each of the two years then ended. These consolidated financial statements are the responsibility of Shumate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shumate as of December 31, 2006 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shumate will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Shumate suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 21, 2007

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $40,000	554,134
Inventory	893,650
Prepaid expense and other current assets	198,753
Total current assets	3,193,863

Fixed assets, net of accumulated depreciation of $1,922,242	2,303,372
Patents, net of accumulated amortization of $29,038	307,331
Deposits	104,140
Total assets	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$652,980
Accrued expenses	435,234
Deferred revenue	400,000
Current portion of notes payable - other	75,370
Current portion of capital lease obligation	31,924
Current portion of term note payable - Stillwater National Bank	480,565
Line of credit - Stillwater National Bank	778,916
Total current liabilities	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	51,838
Term note payable - Stillwater National Bank	2,883,392
Total long term liabilities	2,935,230

Total liabilities	5,790,219

Commitments and contingencies	—

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized,
19,322,277 shares issued and outstanding	19,322
Additional paid-in-capital	20,015,762
Deferred compensation	(39,600)
Accumulated deficit	(19,876,997)
Total stockholders' equity	118,487
Total liabilities and stockholders' equity	$5,908,706

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES	$7,719,882	$4,964,544

COST OF REVENUES:
Cost of revenues	5,665,243	4,620,368
Depreciation expense	368,127	299,290
Total cost of revenues	6,033,370	4,919,658

GROSS PROFIT	1,686,512	44,886

OPERATING EXPENSES:
Selling, general and administrative expense	3,427,349	2,473,868
Depreciation expense	82,360	27,260
Bad debt expense (recovery)	(20,000)	58,088
Research and development	750,639	503,263
Total operating expenses	4,240,348	3,062,479

LOSS FROM OPERATIONS	(2,553,836)	(3,017,593)

OTHER INCOME (EXPENSE):
Debt forgiveness income	2,000,000	4,427,157
Interest expense	(755,295)	(1,168,375)
Restructuring cost	—	(100,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,309,131)	141,189

DISCONTINUED OPERATIONS:
Debt forgiveness income	—	1,837,295
NET INCOME (LOSS)	$(1,309,131)	$1,978,484

Basic net income (loss) per share	$(0.09)	$0.33
Diluted net income (loss) per share	(0.09)	0.31

Basic net income (loss) per share resulting from continuing operations	$(0.09)	$0.02
Diluted net income (loss) per share resulting from continuing operations	(0.09)	0.02

Basic net income per share resulting from discontinued operations	$—	$0.31
Diluted net income per share resulting from discontinued operations	—	0.28

Weighted average shares outstanding - basic	15,367,674	5,956,531
Weighted average shares outstanding - diluted	15,367,674	6,456,531

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2004	2,433,485	$2,433	$8,554,852	$—	$(20,546,350)	$(11,989,065)

Common stock issued for services	4,956,932	4,957	470,042			474,999
Common stock issued for debt	4,059,310	4,059	2,754,515			2,758,574
Common stock issued for cash	666,667	667	499,333			500,000

Net income					1,978,484	1,978,484
Balances at December 31, 2005	12,116,394	12,116	12,278,742	—	(18,567,866)	(6,277,008)

Common stock issued for services	85,000	85	99,415	(39,600)		59,900
Common stock issued for cash,
net of offering costs	7,120,883	7,121	5,052,891			5,060,012
Option and warrant expense			337,075			337,075
Related party debt forgiveness			2,247,639			2,247,639

Net loss					(1,309,131)	(1,309,131)
Balances at December 31, 2006	19,322,277	$19,322	$20,015,762	$(39,600)	$(19,876,997)	$118,487

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,309,131)	$1,978,484
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income - continuing operations	(2,000,000)	(4,427,157)
Debt forgiveness income - discontinued operations	—	(1,837,295)
Depreciation expense	450,487	326,550
Bad debt expense (recovery)	(20,000)	58,088
Non-cash issuances of stock as compensation	59,900	474,999
Non-cash issuance of stock options and warrants	337,075	—
Changes in:
Accounts receivable	425,782	(350,938)
Inventory	(611,550)	(103,569)
Other assets	(107,111)	(54,936)
Accounts payable	189,839	(813,341)
Accrued expenses	299,077	(199,729)
Deferred revenue	400,000	—
Pre-petition liabilities of bankrupt subsidiary	—	1,837,295
Net cash used in operating activities	(1,885,632)	(3,111,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(916,735)	(393,680)
Proceeds from sale of fixed assets	75,000	-
Purchase of patents	(53,352)	(183,017)
Net cash used in investing activities	(895,087)	(576,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change of bank credit line	(58,699)	—
Proceeds from bank term loan	—	3,276,905
Payments on notes payable	(887,486)	(52,263)
Proceeds from sales of common stock, net of offering cost	5,060,012	500,000
Net cash provided by financing activities	4,113,827	3,724,642

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,333,108	36,396
CASH AND CASH EQUIVALENTS, beginning of period	214,218	177,822
CASH AND CASH EQUIVALENTS, end of period	$1,547,326	$214,218

Supplemental disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	500,302	139,769

Non-cash investing and financing transactions:
Stock issued for accounts payable and debt	$—	$2,758,574
Purchase of patents with note payable	—	100,000
Related party debt forgiveness income	2,247,639	—

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. Shumate Industries, Inc. (“Shumate”) is a Texas based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: Shumate Machine Works, Inc. (“Shumate Machine”), a contract machining and manufacturing company, and Hemiwedge Valve Corporation (“Hemiwedge”), a company formed to launch a proprietary valve product line. Shumate seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

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

Revenue Recognition. Revenues of Shumate Machine are derived primarily from machining of oil field drilling parts, components and tools. All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectibility is reasonably assured. This typically occurs when the order is shipped. Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped. Customers have the right to inspection and acceptance for generally up to five days after taking delivery. Returns are not accepted due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications. Customer requests for rework and customer rejection of shipments has been historically low.

Revenues of Hemiwedge are derived from an agreement to perform contractual research and development services. The revenue is recognized as the services are performed and related costs are incurred and recorded.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was $40,000 and $60,000 as of December 31, 2006 and December 31, 2005, respectively.

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

Patents. Patents are initially measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 8 to 10 years and are stated net of accumulated amortization at $307,331 and $283,017 at December 31, 2006 and 2005, respectively. Amortization expense of $29,038 was charged to operations during 2006. Because the patents were acquired in late 2005, no amortization expense was charged to operations during 2005.

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

There were 805,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. See Note 13 for details.

Basic and Diluted Net Income per Share. The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Diluted earnings per common share for the years of 2006 and 2005 were determined on the assumption that the convertible note payable was converted upon issuance on October 19, 2005.

	2006	2005

Net income (loss)	$(1,309,131)	$1,978,484
Add: adjustment for interest on convertible
note payable	—	47,500
Net income (loss), including assumed conversions	$(1,309,131)	$2,025,984

Weighted average number of shares outstanding	15,367,674	5,956,531
Add: shares assumed to be issued under the
convertible note payable	—	500,000

Weighted average number of shares adjusted
for dilutive shares	15,367,674	6,456,531

Stock Split. All references to common stock and per share data have been retroactively restated to account for the 1 for 7 reverse stock split that occurred on October 19, 2005 as if the split occurred on the first day of the first period presented.

Research and Development. All costs for research and development activities are expensed as incurred.

Recently Issued Accounting Pronouncements. In September 2006, the FASB issued FASB Statement No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and is effective for fiscal years beginning after November 15, 2007.

Shumate does not expect the adoption of this or any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations, or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $2,553,836 and $3,017,593 in 2006 and 2005, respectively, and has an accumulated deficit of $19,876,997. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, Shumate has raised net proceeds of approximately $1,810,000 and $3,350,000 through private offerings in 2006. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2007 through existing working capital of $338,874 and cash flows generated by operations. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 - REORGANIZATION

On October 19, 2005, Shumate completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing Shumate with a strengthened balance sheet and reduced debt-servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of, among other things, a restructuring of debt owed to Stillwater National Bank, or Stillwater, the issuance of stock in exchange for the cancellation and conversion of debt, the issuance of restricted stock awards, the change of our name to “Shumate Industries, Inc.”, and a 1-for-7 reverse stock split. A detailed description of the restructuring plan is set forth in the Description of Business in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

NOTE 4 - SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation, which did not commence operations until the fourth quarter of 2005.

Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Year ended December 31, 2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$7,403,802	$316,080	$—	$7,719,882
Cost of revenues	5,445,301	219,942	—	5,665,243
Gross profit	1,597,217	89,295	—	1,686,512
Interest expense	501,271	4,681	249,343	755,295
Depreciation and amortization	369,557	80,930	—	450,487

Debt forgiveness income	2,000,000	—	—	2,000,000
Net income (loss)	2,052,936	(1,984,776)	(1,377,291)	(1,309,131)
Total assets	3,181,994	1,873,883	852,829	5,908,706
Expenditures for long-lived assets	284,173	685,914	—	970,087

	Shumate	Hemiwedge	Corporate
Year ended December 31, 2005	Machine Works	Valve Corp.	Allocation	Total
Revenues	$4,964,544	$—	$—	$4,964,544
Cost of revenues	4,620,368	—	—	4,620,368
Gross profit	44,886	—	—	44,886
Interest expense	657,324	—	511,051	1,168,375
Depreciation and amortization	326,106	444	—	326,550
Debt forgiveness income	—	—	4,427,157	4,427,157
Net loss	(1,937,622)	—	3,916,106	1,978,484
Total assets	3,388,867	276,730	—	3,665,597
Expenditures for long-lived assets	365,705	210,992	—	576,697

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

Description	Life	2006	2005
Shop equipment	5-12 years	$3,786,624	$3,206,467
Other equipment and furniture	3 years	224,823	79,773
Leasehold improvements	5 years	214,167	22,641

		4,225,614	3,308,881
Less: accumulated depreciation		(1,922,242)	(1,455,868)
Property and equipment, net		$2,303,372	$1,853,013

Depreciation expense in continuing operations totaled $450,487 and $326,550 in 2006 and 2005, respectively.

NOTE 6 - INTELLECTUAL PROPERTY

On December 5, 2005, Shumate acquired for $238,500 the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. Shumate contributed these intellectual property rights to Hemiwedge as a capital contribution. The intellectual property rights acquired consist of all patents, trademarks, and the internet website relating to the Hemiwedge® product line. The aggregate consideration paid for the intellectual property rights consisted of $138,500 in cash and a two-year six percent promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, Shumate agreed to deposit (a) $72,000 into an escrow account to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning in January 2006 and (b) three percent of the net sales proceeds collected from customers from (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after December 2005 and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent of the net sales proceeds. Amortization expense in continuing operations totaled $29,038 and $0 in 2006 and 2005, respectively.

At December 31, 2006, Shumate also has patent costs of $97,869 unrelated to the intellectual property rights described above.

NOTE 7 - NOTES PAYABLE - STILLWATER NATIONAL BANK

	2006	2005

$1,000,000 line of credit with Stillwater National Bank secured by a first priority security interest in all of Shumate’s existing and future assets. The line of credit bears interest at a rate equal to the prime rate plus two percent. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. This line of credit is secured by a first priority security interest in all of Shumate’s existing and future assets.	$778,916	$837,615

$3,633,053 term note dated March 31, 2006 with Stillwater National Bank. The note is an amendment and restatement of a promissory note in the original amount of $5,633,053 delivered to Stillwater in connection with the October 19, 2005 reorganization, and reflects $2,000,000 of debt forgiveness by Stillwater. The note requires one interest only payment on March 31, 2006, and thereafter requires Shumate to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the note over 84 months. The note is due and payable on April 19, 2008, at which time Shumate will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets.
	3,363,957	5,633,053

$2,500,000 convertible note dated October 19, 2005 with Stillwater National Bank. On April 13, 2006, Stillwater National Bank offered to accept $500,000 in full payment of the note including accrued interest. Stillwater’s agreement to accept this reduced amount was subject to the following conditions: (i) the $500,000 payment must come from new equity funds and cannot be borrowed or in any way become our obligation or an obligation of our related concerns, (ii) Stillwater will not assign the rights in the note to another party and the terms of the new equity investment must contain no terms which allow the investor(s) of the new equity funds to gain any special benefit resulting from the spread between the $500,000 and the face amount of the note, (iii) the new equity funds must be raised upon terms to the investors no better than those recently approved by Stillwater for dilution of its equity interest, (iv) a breach of (i)-(iii) above will constitute a breach of the reorganization agreement dated October 19, 2005 between us, Stillwater, and other parties, and (iv) payment of the full $500,000 must be made on or before September 1, 2006. On August 9, 2006, the letter agreement was amended to increase the payment by $25,000 to $525,000 if payment is made between September 2, 2006 and December 1, 2006 and by $50,000 to $550,000 if payment is made between December 2, 2006 and March 1, 2007. All other conditions as set forth above remained the same. On December 1, 2006, Shumate delivered $525,000 to Stillwater National Bank as full payment of the $2.5 million debenture. In connection with this payment, Stillwater National Bank agreed to the cancellation of the entire remaining outstanding principal and approximately $272,639 of accrued interest due and owing under the terms of the debenture at December 1, 2006. Debt forgiveness in the amount of $2,247,639 was charged to additional paid in capital during the forth quarter.
	—	2,500,000

Total	$4,142,873	$8,970,668

NOTE 8 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2006 and 2005 included the following:

	2006	2005

Accrued interest on notes payable	$—	$45,252
Payroll taxes and estimated penalties	190,349	244,616
Accrued vacation	75,048	15,770
Accrued salaries and commissions	44,726	—
Rebates	60,105	42,013
Other	65,006	61,145
Total	$435,234	$408,796

NOTE 9 - NOTES PAYABLE AND CAPITAL LEASE

In June 2006, Shumate entered into a financing agreement with an independent third party to sell and leaseback certain machinery and equipment, which is accounted for as a capital lease. This lease agreement contains a residual value guarantee at the end of the lease term. The cost of equipment under the capital lease is included in the balance sheet as fixed assets of approximately $100,000 at December 31, 2006. Amortization of assets under capital leases will be included in depreciation expense. Remaining payments under the capital lease equal $83,762 at December 31, 2006.

Future minimum lease payments under the capital lease are as follows:

Year Ending
December 31, 2007	$31,924
December 31, 2008	51,838
83,762
Less amount representing interest	(36,038)
Net value of minimum lease payments	$47,724

On December 5, 2005, Hemiwedge executed a promissory note to Soderberg Research and Development, Inc. and certain of its affiliates in the amount of $100,000 in connection with the purchase of intellectual property (See Note 6). The note bears interest at the rate of six percent and is payable in twenty-four equal installments of principal and interest beginning January 1, 2006 and ending December 1, 2007. The balance as of December 31, 2006 was $51,496.

Four unsecured notes payable to third parties totaling $315,000 and related accrued interest in the amount of $60,625 were converted to 370,392 shares of common stock on October 19, 2005. Shumate recognized a total of $202,207 debt forgiveness income in these transactions.

NOTE 10 - INCOME TAXES

Shumate uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Shumate has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,000,000 at December 31, 2006, and will expire in the years 2022 through 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax asset	$6,120,000
Valuation allowance	(6,120,000)
Net deferred tax asset	$—

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Shumate incurred such an ownership change both 2006 and 2005. As the result of the ownership change, Shumate’s use of net operating losses through the date of change is restricted. Losses subsequent to the date of change are not restricted.

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

On February 22, 2006, Shumate sold 3,333,333 shares of its common stock to several investors in a private offering for $0.60 per share. The placement agent received $160,000 in commissions and 250,000 warrants to purchase shares of common stock at an exercise price of $0.63 per share. The net proceeds of this offering to Shumate after the payment of commissions, fees, and other expenses totaling $115,817 of the offering were approximately $1,725,000.

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

On August 8, 2006, Shumate issued 70,000 shares of its common stock to a consultant for investor relations services. These shares were valued at their fair value of $84,000. Under the terms of the consulting agreement, 4,000 shares are guaranteed while 66,000 shares are earned pro-rata over a twelve-month period commencing July 2006. Accordingly, $44,400 was recorded as consulting expense for the year ended December 31, 2006 and $39,600 is recorded as deferred compensation expense to be amortized monthly through June 2007.

Between October 30, 2006 and December 14, 2006, Shumate sold 3,787,550 shares of its common stock to several investors in a private offering for $1.00 per share. Shumate is also obligated to issue the investors 1,893,775 Class A Warrants, each exercisable at $1.25 per share. The placement agent received a 7% cash commission, a 3% non-accountable expense allowance, a 1% management fee, and 378,755 warrants to purchase shares of common stock at an exercise price of $1.25 per share. Shumate also paid legal fees of an aggregate $22,500 to counsel for the placement agent. The net proceeds of this offering to Shumate after the payment of commissions, fees and other expenses of the offering totaling $612,511 were approximately $3,350,000.

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

Subject to certain conditions, Shumate has granted these investors a right of first refusal, for a period of one year from the final closing of the offering filed in connection with this transaction, to participate in any subsequent financing that Shumate conducts, subject to rights granted to previous investors.

In the event that during the period commencing on December 14, 2006 and ending on the earlier to occur of: (i) March 14, 2008; or (ii) the Company and AtBalance Americas, a Shell Technology Ventures company, entering into a definitive distribution agreement for the Company’s Hemiwedge® DIV product, the Company sells any shares of its Common Stock or securities convertible into Common Stock or exercisable for shares of Common Stock at less than $1.00 per share, the Company shall be obligated to adjust, on a full-ratchet basis, the number of shares of Common Stock issued to Investors in this Offering as if the shares of Common Stock purchased in this Offering were purchased at such lower price.

In the event that, during the period commencing on December 14, 2006 and ending on the earlier to occur of: (i) March 14, 2008; or (ii) the Company and AtBalance Americas, a Shell Technology Ventures company entering into a definitive distribution agreement for the Company’s Hemiwedge® DIV product, the Company sells any shares of its Common Stock or securities convertible into Common Stock or exercisable for shares of Common Stock at less than the exercise price of the Class A Warrants, the Company shall be obligated to adjust, on a full-ratchet basis, the exercise prices thereof, as applicable.

The Class A Warrants are subject to redemption by the Company upon 20 days prior written notice provided: (i) the Common Stock has traded at or above $2.50 per share during the 15 consecutive trading days prior to a written notice of redemption by the Company; (ii) there is an effective registration statement covering the resale of the shares of Common Stock underlying the Warrants at the time of redemption; and (iii) the Common Stock has traded an average of 100,000 shares per day. The redemption price shall be $0.01 per Warrant. All holders of Warrants will have the opportunity to exercise any such Warrant prior to the date of redemption.

NOTE 12 - DISCONTINUED OPERATIONS / DEBT FORGIVENESS INCOME

On March 9, 2005, Excalibur Holdings, Inc., a wholly-owned subsidiary of Shumate and the parent corporation of Shumate Machine, filed a voluntary petition for protection under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas. As a result of this bankruptcy filing, 100% of the capital stock of Shumate Machine became the sole asset of the bankruptcy estate. The capital stock of Shumate Machine was pledged to secure the obligations of Excalibur Holdings to its senior lender, Stillwater. On October 19, 2005, Stillwater transferred the capital stock of Shumate Machine to Shumate as part of the reorganization of Shumate. In November 2005, the court discharged Excalibur Holdings of all of its debts and liabilities. Shumate recorded $1,837,295 in 2005 for debt forgiveness income resulting from the discharge of the debts and liabilities of Excalibur Holdings in the bankruptcy proceedings.

As a result of the reorganization of Shumate discussed in Note 3, Shumate recognized $4,222,743 in debt forgiveness income from Stillwater transactions and $204,414 in debt forgiveness income related to third party notes payable in 2005.

Under the terms of an amended and restated promissory note payable, Shumate recognized $2,000,000 in debt forgiveness income from Stillwater in 2006. See Note 7 for details.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Shumate currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares, and 300,571 stock options have been granted through December 31, 2006 (“date”) of which 296,285 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 4,717,140 shares have been issued to date and 805,000 options have been granted through December 31, 2006. In addition, there are 48,571 non-plan options outstanding as of December 31, 2006.

During the year ended December 31, 2006, Shumate granted 805,000 options at exercise prices ranging from $0.65 to $1.35 per share for services rendered and valued at the options’ fair value totaling $772,734. Of this amount, $322,793 was recorded as compensation expense and $449,941 was deferred to recognize over the future periods in which the options vest and the services are being performed.

During the year ended December 31, 2006, Shumate granted 12,000 warrants to consultants at the exercise price at $1.50 per share for services. These warrants have a life of seven years and vest immediately. Shumate valued and recorded these warrants at their fair value of $14,282 during the year.

During the year ended December 31, 2006, Shumate granted 250,000 warrants at the exercise prices of $0.63 per share to brokers for financing costs and services and granted 2,272,530 warrants at the exercise prices of $1.25 per share to investors associated with the private offering. These warrants vest immediately and have a life of five years. These warrants have a relative fair value of $1,984,361.

Variables used in the Black-Scholes option-pricing model include (1) 4.19% - 4.99% risk-free interest rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility ranged from 195% to 206%, and (4) zero expected dividends.

During 2006, 87,857 warrants were expired unexercised.

During 2005, no options or warrants were granted.

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		average		average
	Options	Share Price	Warrants	Share Price
Outstanding at
December 31, 2004	54,214	$8.89	201,712	$7.94

Year ended December 31, 2005:
Forfeited	(357)	4.20	—	—
Outstanding at
December 31, 2005	53,857	8.95	201,712	7.94

Year ended December 31, 2006:
Granted	805,000	1.06	2,534,530	1.19
Forfeited	(1,000)	4.20	(87,857)	6.99
Outstanding at
December 31, 2006	857,857	$1.55	2,648,385	$1.51

Options outstanding and exercisable as of December 31, 2006:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$ 4.20	4,286	1 year	3,524
7.00	14,286	0.3 years	14,286
10.50	34,285	0.5 years	34,285
0.65	150,000	4 years	150,000
0.75	100,000	4 years	—
1.00	100,000	4 years	100,000
1.35	150,000	4 years	—
1.33	75,000	4 years	—
1.20	170,000	4 years	—
1.21	50,000	4 years	50,000
1.15	10,000	4 years	—
	857,857		352,095

Warrants outstanding and exercisable as of December 31, 2006:

	- - Outstanding - -		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares
$ 6.30 - $7.00	45,848	0.3 years	45,848
$8.40 - $10.50	68,007	0.3 years	68,007
$0.63	250,000	4 years	250,000
$1.25	2,272,530	4 years	2,272,530
$1.50	12,000	4 years	12,000
	2,648,385		2,648,385

NOTE 14 - MAJOR CUSTOMERS

Two customers accounted for 77% of total revenues in 2006 and 71% of total revenues in 2005.

NOTE 15 - COMMITMENTS

Shumate’s executive offices are in Conroe, Texas. On April 1, 2006, Shumate and the lessor terminated an existing lease scheduled to expire on June 30, 2009 and entered into a new lease with an expiration date of March 31, 2011. The base rent is payable at $18,600 per month. The new lease grants to Shumate an option to purchase the premises at the end of the lease term for an agreed-upon purchase price or current appraised value. If it exercises this option, Shumate is entitled to a credit in an amount equal to 5% of all lease payments paid during the term. Future minimum lease payments under the lease as of December 31, 2006 are $223,200 annually in 2007 through 2010 and $55,800 in 2011. Effective February 1, 2007, the lease was amended. See Note 16 for details.

In December 2005, Shumate entered into an operating lease with a third party landlord. This lease expires November 30, 2008 and is payable at $14,149 per month. The lease grants to Shumate an option to purchase the premises for a purchase price of $1,825,000, against which Shumate shall be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at seven percent over a period of 240 months. The landlord also granted to Shumate a right of first refusal with respect to the premises. In addition, Shumate entered into a sublease agreement to sublease of a portion of the premises. The sublease is a three-month sublease, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month. Future net minimum lease payments under the lease as of December 31, 2006 are $169,788 in 2007 and $155,639 in 2008. Future net minimum lease receivables under the sublease as of December 31, 2006 are $48,000 in 2007 and $44,000 in 2008.

Rent expense was $249,031 and $271,680 in 2006 and 2005, respectively.

NOTE 16 - SUBSEQUENT EVENTS

On February 8, 2007 and effective January 19, 2007, Shumate renewed its $1,000,000 secured revolving line of credit facility with Stillwater. The amount Shumate can borrow under this line of credit subjects to qualifying accounts receivable and inventory. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. This line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. The line of credit expires on April 19, 2008.

Effective February 1, 2007, the lease for Shumate's executive offices was amended. 5,000 square feet was added to the lease, and the base rent increased to $22,100 per month. Future minimum lease payments under the lease increased to $261,700 annually in 2007, $265,200 annually in 2008 through 2010, and $63,000 in 2011.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information under the caption “Election of Directors” and “Management - Executive Officers and Directors” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Related Party Transactions” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

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

10.14	Second Amended and Restated Renewal Promissory Note (Line of Credit - Stillwater National Bank), filed herewith.

21.1	Subsidiaries of Shumate Industries, Inc., incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC, filed herewith.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Accountant Fees and Services” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

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

Signatures	Title	Date

/s/ Larry C. Shumate	Chairman of the Board, President,	March 30, 2007
Larry C. Shumate	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	March 30, 2007
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	March 30, 2007

/s/ Frank X. Marshik	Director	March 30, 2007
Frank X. Marshik

/s/ Leo B. Womack	Director	March 30, 2007
Leo B. Womack

/s/ Kenton Chickering III	Director	March 30, 2007
Kenton Chickering III