Form 10QSB
period 2007-03-31
SHUMATE INDUSTRIES INC
filed 2007-05-15
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

SHUMATE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12060 FM 3083 Conroe, Texas 77301 (Address of principal executive offices)
Issuer’s telephone number: (936) 539-9533

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2007, 20,019,545 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$714,732	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $46,400 and $40,000	707,184	554,134
Inventory	1,041,287	893,650
Prepaid expense and other current assets	343,457	198,753

Total current assets	2,806,660	3,193,863

Fixed assets, net of accumulated depreciation of $2,061,382 and $1,922,242	2,292,607	2,303,372
Patents, net of accumulated amortization of $36,298 and $29,038	312,938	307,331
Deposits	107,140	104,140

Total assets	$5,519,345	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$831,649	$652,980
Accrued expenses	452,603	435,234
Deferred revenue	-	400,000
Current portion of notes payable - other	52,676	75,370
Current portion of capital lease obligation	35,054	31,924
Current portion of term note payable - Stillwater National Bank	436,902	480,565
Line of credit - Stillwater National Bank	693,908	778,916

Total current liabilities	2,502,792	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	41,880	51,838
Term note payable - Stillwater National Bank	2,863,061	2,883,392

Total long term liabilities	2,904,941	2,935,230

Total liabilities	5,407,733	5,790,219

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
19,989,045 and 19,322,277 shares issued and outstanding	19,989	19,322
Additional paid-in-capital	20,897,594	20,015,762
Deferred compensation	(19,800)	(39,600)
Accumulated deficit	(20,786,171)	(19,876,997)

Total stockholders' equity	111,612	118,487

Total liabilities and stockholders' equity	$5,519,345	$5,908,706

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

REVENUES	$2,448,488	$1,574,977

COST OF REVENUES
Cost of revenues	1,520,027	1,264,025
Depreciation expense	96,334	82,486

Total cost of revenues	1,616,361	1,346,511

GROSS PROFIT	832,127	228,466

OPERATING EXPENSES:
Selling, general and administrative	1,182,560	603,527
Depreciation expense	33,490	13,386
Bad debt expense	6,400	-
Research and development	365,129	99,208

Total operating expenses	1,587,579	716,121

LOSS FROM OPERATIONS	(755,452)	(487,655)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	2,000,000
Interest expense	(153,723)	(236,153)

NET INCOME (LOSS)	$(909,175)	$1,276,192

Basic net income (loss) per share	$(0.05)	$0.09
Diluted net income (loss) per share	(0.05)	0.08

Weighted average shares outstanding-Basic	19,369,582	13,523,801
Weighted average shares outstanding-Diluted	19,369,582	16,023,801

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(909,175)	$1,276,192
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income	-	(2,000,000)
Depreciation and amortization expense	146,400	95,872
Bad debt expense	6,400	-
Stock based compensation	166,739	-
Changes in:
Accounts receivable	(159,450)	293,170
Inventory	(147,636)	(9,302)
Other assets	(147,705)	(456)
Accounts payable	178,669	(8,356)
Accrued expenses	17,369	3,921
Deferred revenue	(400,000)	-
Net cash used in operating activities	(1,248,389)	(348,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(128,374)	(290,243)
Purchase of patents	(12,867)	(16,903)
Net cash used in investing activities	(141,241)	(307,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change of bank credit line	(85,008)	(195,766)
Payments on notes payable	(93,517)	(11,855)
Proceeds from sales of common stock, net of offering cost	735,561	1,776,210
Net cash provided by financing activities	557,036	1,568,589

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(832,594)	912,484

CASH AND CASH EQUIVALENTS, beginning of period	1,547,326	214,218

CASH AND CASH EQUIVALENTS, end of period	$714,732	$1,126,702

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	119,158	171,539

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $755,452 and $2,553,836 for the quarter ending March 31, 2007 and the year ending December 31, 2006, respectively, and has an accumulated deficit of $20,786,171. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, management is continuing to seek additional debt or equity financing and is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2007 through existing working capital of $303,868 and cash flows generated by operations. Management may seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 - SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation.

Segment financial information is summarized as follows:

	Shumate Machine	Hemiwedge	Corporate
Quarter Ended March 31, 2007	Works	Valve Corp.	Allocation	Total
Revenues	$1,786,532	$661,956	$-	$2,448,488
Cost of revenues	1,267,565	252,462	-	1,520,027
Gross profit	422,633	409,494	-	832,127
Interest expense	144,620	494	8,609	153,723
Depreciation and amortization	96,334	33,490	-	129,824
Net income (loss)	71,837	(438,908)	(542,104)	(909,175)
Total assets	3,038,892	1,930,322	550,131	5,519,345
Expenditures for long-lived assets	22,873	118,368	-	141,241

	Shumate Machine	Hemiwedge	Corporate
Quarter Ended March 31, 2006	Works	Valve Corp.	Allocation	Total
Revenues	$1,574,977	$-	$-	$1,574,977
Cost of revenues	1,264,025	-	-	1,264,025
Gross profit	228,466	-	-	228,466
Interest expense	176,632	1,441	58,080	236,153
Depreciation and amortization	85,955	9,917	-	95,872
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	1,593,333	(235,434)	(81,707)	1,276,192
Total assets	2,911,543	805,738	788,662	4,505,943
Expenditures for long-lived assets	12,041	295,105	-	307,146

NOTE 4 - COMMON STOCK

Between March 1, 2007 and March 31, 2007, Shumate issued an aggregate of 666,768 shares of common stock upon the exercise of outstanding warrants. The net proceeds of these warrant exercises to Shumate after the payment of commissions, fees, and other expenses totaling $17,009 of the offering were $735,561. Of the 666,768 warrants exercised, 536,300 were Class A Warrants. The Class A Warrants were exercised at a price of $1.25 per share and resulted in approximately $653,366 in net proceeds to Shumate after the payment of commissions, fees, and other expenses totaling $17,009. All of the holders of the Class A Warrants that were exercised received one share of Shumate’s common stock and one Class B Warrant as a result of such exercise. The Class B Warrants have a term of five years and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants.

Shumate evaluated the Class B Warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Shumate concluded the Class B Warrants should not be classified as a liability and therefore are not subject to SFAS 133.

NOTE 5 - STOCK OPTIONS AND WARRANTS

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

During the three months ended March 31, 2007, Shumate granted 127,000 options to its employees and non-employee directors at exercise prices ranging from $1.75 to $1.90 per share for services rendered and valued at the options’ fair value totaling $159,584. Of this amount, $101,233 was recorded as compensation expense and $58,351 was deferred to recognize over the future periods in which the options vest and the services are being performed.

During the first quarter of 2007, Shumate determined that additional working capital was needed to fund its continuing operations. Shumate decided to initiate a capital raising effort via a private offering to a limited number of accredited investors during a limited period of time. In exchange for the exercise of any or all of the investors' Class A warrants, the investors would receive the applicable shares of common stock and Class B warrants. In connection therewith, Shumate granted 536,300 warrants at an exercise prices of $2.00 per share to investors associated with the exercise of Class A Warrants. These warrants vested immediately and have a life of five years. These warrants have a fair value of $890,571. Shumate considers this transaction as part of the prior year capital financing; therefore, no additional stock-based compensation was recorded.

Variables used in the Black-Scholes option-pricing model during the three months ended March 31, 2007, include (1) 4.81% - 4.95% risk-free interest rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 182%, and (4) zero expected dividends.

NOTE 6 - REVOLVING LINE OF CREDIT

On February 8, 2007 and effective January 19, 2007, Shumate renewed its $1,000,000 secured revolving line of credit facility with Stillwater. The amount Shumate can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate's existing and future assets. The line of credit expires on April 19, 2008.

NOTE 7 - AT BALANCE AGREEMENT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company.  At Balance Americas, LLC is a wholly-owned subsidiary of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas.  The agreement provides Hemiwedge Valve Corporation with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology.  Hemiwedge Valve Corporation recorded revenues of $579,200 for the quarter ended March 31, 2007.  These revenues reflect amounts earned for achieving certain milestones under the development agreement.

NOTE 8 - CONCENTRATION OF CREDIT RISK

At March 31, 2007, two customers accounted for 58% of Shumate's total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and its collection experience with the customers, Shumate has not recorded an allowance for doubtful accounts for these receivables.

NOTE 9 - SUBSEQUENT EVENTS

Shumate entered into employment agreements with each of its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The annual base salary for each executive officer is $185,000, $180,000, and $155,000, respectively, and each salary is subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Each executive officer may also receive bonuses at the discretion of the Compensation Committee, which may be paid in cash, options, or common stock. Each employment agreement has an initial term of three years and contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with employment; (ii) four (4) weeks paid vacation leave, which shall entitle the executive officer to a cash payment for any unused vacation time at the end of each fiscal year; (iii) medical, dental and life insurance benefits; (iv) a monthly automobile allowance; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that Shumate terminates the executive officer’s employment without cause or if the executive officer’s employment is terminated due to death or disability; and (vi) 24 month non-compete/non solicitation terms.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in our Annual Report on Form 10-KSB filed with the Securities & Exchange Commission.

The forward-looking events discussed in this quarterly report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

Shumate Industries Inc. is a Texas based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: contract machining and manufacturing and a valve product line. Shumate’s mission is to leverage its existing infrastructure, expertise, and customer channels to grow its business and bring new technologies to the energy markets.

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

Concentration of credit risk

At March 31, 2007, two customers accounted for 58% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three months ended March 31, 2007 and 2006 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(66.0)	(85.5)
Gross profit	34.0	14.5

Selling, general and administrative	(48.3)	(38.3)
Depreciation	(1.4)	(0.8)
Bad debt expense	(0.3)	-
Research and development	(14.9)	(6.3)
Operating loss	(30.9)%	(30.9)%

Comparison of the Three Months Ended March 31, 2007 and 2006

Net sales.  Net sales increased by $873,511, or an increase of 55%, to $2,448,488 for the three months ended March 31, 2007, from $1,574,977 for the three months ended March 31, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $211,555, or an increase of 13%, to $1,786,532 for the quarter ended March 31, 2007, compared to $1,574,977 for the quarter ended March 31, 2006. Continued strength in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have increased for Shumate products and components. Our customers’ feedback and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain in fiscal year 2007.

Hemiwedge Valve Corporation recorded revenues of $661,956 for the three months ended March 31, 2007. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC as well as Hemiwedge® Cartridge Valve sales during the quarter.

Cost of Revenues. Consolidated cost of revenues increased by $269,850 or 20.0%, to $1,616,361, for the three months ended March 31, 2007, from $1,346,511 for the three months ended March 31, 2006. As a percentage of net revenues, cost of revenues decreased to 66.0% of net revenues for the three months ended March 31, 2007 versus 85.5% of net revenues for the three months ended March 31, 2006. On a segmental basis, cost of revenues for Shumate Machine Works increased by $3,540 to $1,267,565, while cost of revenues for Hemiwedge Valve Corporation totaled $252,462. Cost of revenues includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of revenues as a percentage of net revenues resulted from higher margin Hemiwedge Valve Corporation revenues as well as better pricing of our products. As a result, we generated a gross profit of $832,127, with a gross profit margin of 34.0%, for the three months ended March 31, 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued improvement in the energy markets resulting from higher commodity prices will continue to lead to better pricing, volumes, and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $579,033 to $1,182,560 for the three months ended March 31, 2007, from $603,527 for the three months ended March 31, 2006. As a percentage of net sales, selling, general, and administrative expenses were 48.3% for the three months ended March 31, 2007, as compared to 38.3% for the comparable period in 2006. Our selling, general, and administrative expenses have increased primarily due to wage expense and consulting fees relating to the commencement of operations and start up expenses incurred in commercializing Hemiwedge Valve Corporation. Other increases were related to annual audit fees, Sarbanes-Oxley consulting fees, administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $166,739 in non-cash stock and option awards associated with FASB 123R in the three months ended March 31, 2007, as compared to no such expense in the three months ended March 31, 2006.

Depreciation. Depreciation expense increased by $20,104 to $33,490 for the three months ended March 31, 2007 from $13,386 for the three months ended March 31, 2006, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the three months ended March 31, 2007, we increased our allowance for bad debts by $6,400, to $46,400, in accordance with our accounting policy for accrual of bad debt expense. We did not charge off any accounts receivable in the three months ended March 31, 2007.

Research and development. Research and development expense increased by $265,921 to $365,129 for the three months ended March 31, 2007 from $99,208 for the three months ended March 31, 2006. We anticipate that we will continue to incur research and development expenses as we continue the development of the Hemiwedge® valve technology and implement additional product forms and applications of the valve technology. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $755,452 for the three months ended March 31, 2007, an increase of $267,797 as compared to an operating loss of $487,655 for the three months ended March 31, 2006.

On a segmental reporting basis, Shumate Machine Works recorded $216,457 in operating income for the three months ended March 31, 2007, an increase of $446,492 as compared to an operating loss of $230,035 for the three months ended March 31, 2006. Shumate Machine Works obtained better pricing for its products, which resulted in increased revenues, gross profit, and operating income for Shumate Machine Works.

Hemiwedge Valve Corporation recorded an operating loss of $438,414 for the three months ended March 31, 2007, an increase of $204,421 as compared to an operating loss of $233,993 for the three months ended March 31, 2006. This operating loss was primarily due to the additional expenses and overhead from the scale up of operations in preparation for increased production and significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $533,495, an increase of $509,868 as compared to $23,627 for the three months ended March 31, 2006. The increase in general overhead expenses included a $166,739 expense of non-cash stock and option awards associated with FASB 123R as well as significant increases in legal, accounting, and other professional fees, including Sarbanes-Oxley 404 consulting fees.

Operating income in Shumate Machine was offset by an increase in start-up and research and development expenditures in Hemiwedge Valve Corporation as well as our corporate overhead expenses. While we have not reduced our fixed costs or our research and development costs significantly enough to bring them below the revenues we generated in the period, in the event that we successfully commercialize our Hemiwedge® products, we anticipate that revenues from the sales of our Hemiwedge® products will improve our results of operations.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income in the three months ended March 31, 2006 as a result of an amendment to our loan agreement with Stillwater National Bank.

Interest expense. Interest expense decreased by $82,430 to $153,723 for the three months ended March 31, 2007, from $236,153 for the three months ended March 31, 2006. Our interest expense decrease resulted primarily from the reduction of our outstanding to debt obligations to Stillwater National Bank.

Provision for income taxes. We generated a net loss of $909,175 for the three months ended March 31, 2007, compared to net income of $1,276,192 for the three months ended March 31, 2006. While we generated net income in 2004 and 2005, we have made no provision for income taxes due to our tax loss carry-forward from previous years.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had working capital of $303,868 at March 31, 2007. We had cash of $714,732 as of March 31, 2007, compared to having cash of $1,126,702 at March 31, 2006.

We used $1,248,389 of net cash in operating activities for the three months ended March 31, 2007, compared to using $348,959 in the three months ended March 31, 2006. Cash used in operating activities is primarily due to our net loss, increases in inventory and accounts receivable, and decreases in accrued expenses and deferred revenue. This was offset by non-cash charges for depreciation, bad debt expense, issuances of stock, stock options and warrants, and by increases in accounts payable and other assets.

Net cash flows used in investing activities was $141,241 for the three months ended March 31, 2007, compared to $307,146 in the three months ended March 31, 2006. For the three months ended March 31, 2007, cash of $128,374 was used for the purchase of fixed assets, and cash of $12,867 was used for the purchase of patents.

Net cash flows provided by financing activities were $557,036 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $1,568,589 in the three months ended March 31, 2006. Cash provided by financing activities is due to net proceeds from the exercise of common stock purchase warrants of $735,561, offset by payments on notes payable of $93,517 and net decrease in draws on bank credit line of $85,008 for the three months ended March 31, 2007.

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

Class A Warrant Exercises

Between March 1, 2007 and March 31, 2007, certain of our warrant holders exercised an aggregate of 666,768 outstanding warrants, resulting in the issuance of 666,768 shares of our common stock and our receipt of total gross proceeds in the amount of $752,570.

Of the 666,768 warrants exercised between March 1, 2007 and March 31, 2007, 536,300 were Class A Warrants. The Class A Warrants were exercised at a price of $1.25 per share and resulted in approximately $670,375 in gross proceeds to us. All of the holders of the Class A Warrants that were exercised received one share of our common stock and one Class B Warrant as a result of such exercise. The Class B Warrants have a term of five years and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. We relied on Section 4(2) of the Securities Act of 1933 to issue the common stock and Class B Warrants. First Montauk Securities Corporation, an NASD member firm, received a fee of $16,760 in connection with the exercise of the Class A Warrants.

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

We had working capital of $303,868 as of March 31, 2007, which takes into account the warrant exercises that occurred in March 2007 resulting in net proceeds to us of approximately $735,810.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $693,908 at March 31, 2007, and at the time, $730,947 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

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

In addition, we have completed the beta development of the Hemiwedge® technology and have commenced the commercialization of the Hemiwedge® Cartridge valve product. We have funded the initial launch of the Hemiwedge® valve products through existing working capital, cash flows generated from operations, the equity raise completed in the fourth quarter of 2006, and the proceeds from the exercise of warrants in March 2007. However, our existing working capital and cash flows generated from operations will not be sufficient to conduct a full-scale launch of the Hemiwedge® Cartridge valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct full implementation of the product line, we need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products or companies, targeting complementary market segments. The acquisition of such products may also require us to obtain additional debt or equity financing, and we may issue our common stock as all or part of the purchase price for any such acquisition.

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

In addition to the 2005 recapitalization and fiscal 2006 and 2007 equity financings, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The fiscal 2005 reorganization, debt restructuring during 2005 and 2006, equity financing during 2006 and 2007, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All of our bank debt contains restrictions as to the payment of dividends.

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

(a)  See our current report on Form 8-K filed on April 3, 2007.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)  None.

(b)  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(a) Employment Agreements. On May 10, 2007, we entered into employment agreements with each of Larry C. Shumate, Matthew C. Flemming and Russell T. Clark. A description of the material terms of each agreement is set forth below and copies of each agreement are attached as exhibits hereto.

Larry C. Shumate. We entered into an employment agreement with Larry C. Shumate pursuant to which we employ Mr. Shumate as our President and Chief Executive Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $185,000, subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Mr. Shumate may also receive bonuses at the discretion of the Compensation Committee payable in cash, options or common stock.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave, which shall entitle Mr. Shumate to a cash payment for any unused vacation time at the end of each fiscal year; (iii) medical, dental and life insurance benefits; (iv) an $800 per month automobile allowance; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Shumate’s employment without cause or if Mr. Shumate’s employment is terminated due to death or disability; and (vi) 24 month non-compete/non solicitation terms.

Matthew C. Flemming. We entered into an employment agreement with Matthew C. Flemming pursuant to which we employ Mr. Flemming as our Executive Vice President and Chief Financial Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $180,000, subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Mr. Flemming may also receive bonuses at the discretion of the Compensation Committee payable in cash, options or common stock.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave, which shall entitle Mr. Flemming to a cash payment for any unused vacation time at the end of each fiscal year; (iii) medical, dental and life insurance benefits; (iv) an $800 per month automobile allowance; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Flemming’s employment without cause or if Mr. Flemming’s employment is terminated due to death or disability; and (vi) 24 month non-compete/non solicitation terms.

Russell T. Clark. We entered into an employment agreement with Russell T. Clark pursuant to which we employ Mr. Clark as our Vice President and Chief Operating Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $155,000, subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Mr. Clark may also receive bonuses at the discretion of the Compensation Committee payable in cash, options or common stock.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave, which shall entitle Mr. Clark to a cash payment for any unused vacation time at the end of each fiscal year; (iii) medical, dental and life insurance benefits; (iv) an $500 per month automobile allowance; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Clark’s employment without cause or if Mr. Clark’s employment is terminated due to death or disability; and (vi) 24 month non-compete/non solicitation terms.

(b)	None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Form of Class B Warrant	Filed electronically herewith.

10.1	Employment Agreement - Larry C. Shumate	Filed electronically herewith.

10.2	Employment Agreement - Matthew C. Flemming	Filed electronically herewith.

10.3	Employment Agreement - Russell T. Clark	Filed electronically herewith.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed electronically herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

May 15, 2007	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)