Form 10QSB
period 2007-06-30
SHUMATE INDUSTRIES INC
filed 2007-08-14
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2007, 20,289,745 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$74,875	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $52,000 and $40,000	895,181	554,134
Inventory	1,095,215	893,650
Prepaid expense and other current assets	339,952	198,753

Total current assets	2,405,223	3,193,863

Fixed assets, net of accumulated depreciation of $2,203,831 and $1,922,242	2,419,397	2,303,372
Patents, net of accumulated amortization of $43,558 and $29,038	305,678	307,331
Deposits	92,240	104,140

Total assets	$5,222,538	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,177,556	$652,980
Accounts payable - related party	100,000	-
Accrued expenses	699,704	435,234
Deferred revenue	128,187	400,000
Current portion of notes payable - other	30,413	75,370
Current portion of capital lease obligation	38,475	31,924
Current portion of term note payable - Stillwater National Bank	436,902	480,565
Line of credit - Stillwater National Bank	800,282	778,916

Total current liabilities	3,411,519	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	30,801	51,838
Term note payable - Stillwater National Bank	2,767,440	2,883,392

Total long term liabilities	2,798,241	2,935,230

Total liabilities	6,209,760	5,790,219

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
20,289,745 and 19,322,277 shares issued and outstanding	20,290	19,322
Additional paid-in-capital	21,490,986	20,015,762
Deferred compensation		(39,600)
Accumulated deficit	(22,498,498)	(19,876,997)

Total stockholders' equity (deficit)	(987,222)	118,487

Total liabilities and stockholders' equity (deficit)	$5,222,538	$5,908,706

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

REVENUES	$2,299,584	$1,837,681	$4,748,072	$3,412,658

COST OF REVENUES
Cost of revenues	1,833,533	1,174,970	3,353,560	2,438,995
Depreciation expense	94,911	91,071	191,245	173,557

Total cost of revenues	1,928,444	1,266,041	3,544,805	2,612,552

GROSS PROFIT	371,140	571,640	1,203,267	800,106

OPERATING EXPENSES:
Selling, general and administrative	1,493,674	925,110	2,676,234	1,528,637
Depreciation expense	54,798	17,546	104,864	30,932
Bad debt expense (recovery)	5,600	(20,000)	12,000	(20,000)
Research and development	323,847	73,282	672,400	172,490

Total operating expenses	1,877,919	995,938	3,465,498	1,712,059

LOSS FROM OPERATIONS	(1,506,779)	(424,298)	(2,262,231)	(911,953)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	-	-	2,000,000
Interest expense	(205,547)	(182,112)	(359,270)	(418,265)

NET INCOME (LOSS)	$(1,712,326)	$(606,410)	$(2,621,501)	$669,782

Basic net income (loss) per share	$(0.09)	$(0.04)	$(0.13)	$0.05
Diluted net income (loss) per share	(0.09)	(0.04)	(0.13)	0.04

Weighted average shares outstanding-Basic	20,033,449	15,455,991	19,703,350	14,495,234
Weighted average shares outstanding-Diluted	20,033,449	15,455,991	19,703,350	15,163,643

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (Unaudited)
For the Six Months Ended June 30, 2007

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2006	19,322,277	$19,322	$20,015,762	$(39,600)	$(19,876,997)	$118,487

Common stock issued for cash	666,768	667	751,902			752,569
Common stock issued for services	300,700	301	527,679			527,980
Costs of raising capital			(81,019)			(81,019)
Options and warrants issued			276,662			276,662
Deferred compensation				39,600		39,600

Net loss					(2,621,501)	(2,621,501)

Balances at June 30, 2007	20,289,745	$20,290	$21,490,986	$-	$(22,498,498)	$(987,222)

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,621,501)	$669,782
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income	-	(2,000,000)
Depreciation and amortization expense	296,109	204,489
Bad debt expense	12,000	(20,000)
Stock-based Compensation	844,242	198,340
Changes in:
Accounts receivable	(353,047)	146,559
Inventory	(201,566)	(657,447)
Other assets	(141,201)	38,551
Accounts payable	524,575	595,307
Accounts payable - related party	100,000	-
Accrued expenses	44,867	36,097
Deferred revenue	(271,813)	-
Net cash used in operating activities	(1,767,335)	(788,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(166,112)	(746,475)
Proceeds from sale of fixed assets	-	75,000
Purchase of patents	(12,866)	(30,561)
Net cash used in investing activities	(178,978)	(702,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	21,368	(48,137)
Payments on notes payable	(59,442)	(31,209)
Payments on notes payable - related party	(159,614)	-
Proceeds from sales of common stock, net of offering cost	671,550	1,742,570
Net cash provided by financing activities	473,862	1,663,224

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(1,472,451)	172,866

CASH AND CASH EQUIVALENTS, beginning of period	1,547,326	214,218

CASH AND CASH EQUIVALENTS, end of period	$74,875	$387,084

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	324,781	277,334

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred net loss from operations of $2,262,231 for the six months ending June 30, 2007 and has an accumulated deficit of $22,498,498 as of June 30, 2007. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, management is continuing to seek additional debt or equity financing and is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability. Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2007. Management may seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 - SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation.

Segment financial information is summarized as follows:

	Shumate
	Machine	Hemiwedge	Corporate
Three Months Ended June 30, 2007	Works	Valve Corp.	Allocation	Total
Revenues	$1,994,808	$304,776	$-	$2,299,584
Cost of revenues	1,644,113	284,331	-	1,928,444
Gross profit	350,695	20,445	-	371,140
Interest expense	192,503	584	12,460	205,547
Depreciation and amortization	94,911	54,798	-	149,709
Net income (loss)	(45,439)	(864,757)	(802,130)	(1,712,326)
Total assets	3,225,038	1,837,336	160,164	5,222,538
Expenditures for long-lived assets	250,567	14,586	-	265,153

	Shumate
	Machine	Hemiwedge	Corporate
Three Months Ended June 30, 2006	Works	Valve Corp.	Allocation	Total
Revenues	$1,837,681	$-	$-	$1,837,681
Cost of revenues	1,174,970	-	-	1,174,970
Gross profit	571,640	-	-	571,640
Interest expense	119,026	1,262	61,824	182,112
Depreciation and amortization	92,341	16,276	-	108,617
Debt forgiveness income	-	-	-	-
Net income (loss)	417,930	(438,619)	(585,721)	(606,410)
Total assets	3,712,123	1,180,947	87,799	4,980,869
Expenditures for long-lived assets	241,472	228,418	-	469,890

	Shumate
	Machine	Hemiwedge	Corporate
Six Months Ended June 30, 2007	Works	Valve Corp.	Allocation	Total
Revenues	$3,781,340	$966,732	$-	$4,748,072
Cost of revenues	3,008,012	536,793	-	3,544,805
Gross profit	773,328	429,939	-	1,203,267
Interest expense	337,124	1,078	21,068	359,270
Depreciation and amortization	191,245	104,864	-	296,109
Net income (loss)	26,398	(1,303,665)	(1,344,234)	(2,621,501)
Total assets	3,225,038	1,837,336	160,164	5,222,538
Expenditures for long-lived assets	273,440	124,173	-	397,613

	Shumate
	Machine	Hemiwedge	Corporate
Six Months Ended June 30, 2006	Works	Valve Corp.	Allocation	Total
Revenues	$3,412,658	$-	$-	$3,412,658
Cost of revenues	2,438,995	-	-	2,438,995
Gross profit	800,106	-	-	800,106
Interest expense	295,658	2,703	119,904	418,265
Depreciation and amortization	178,296	26,193	-	204,489
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	2,011,263	(674,053)	(667,428)	669,782
Total assets	3,712,123	1,180,947	87,799	4,980,869
Expenditures for long-lived assets	253,514	523,522	-	777,036

NOTE 4 - COMMON STOCK

Between March 1, 2007 and March 31, 2007, Shumate issued an aggregate of 666,768 shares of common stock for the exercise of outstanding warrants. The net proceeds of these warrant exercises to Shumate after the payment of commissions, fees, and other expenses of the offering were $735,560. Of the 666,768 warrants exercised, 536,300 were Class A Warrants. The Class A Warrants were exercised at a price of $1.25 per share and resulted in approximately $653,366 in net proceeds to Shumate after the payment of commissions, fees, and other expenses. All of the holders of the Class A Warrants that were exercised received one share of Shumate's common stock and one Class B Warrant as a result of such exercise. The Class B Warrants have a term of five years and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. During the six months ended June 30, 2007, Shumate incurred $81,019 costs of raising capital that were related to the offering.

Shumate evaluated the Class B Warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Shumate concluded the Class B Warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Between April 1, 2007 and June 30, 2007, Shumate issued an aggregate of 300,700 shares of common stock for consulting services and professional fees valued at $527,980.

NOTE 5 - STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2007, Shumate granted 127,000 options to its employees and non-employee directors at exercise prices ranging from $1.75 to $1.90 per share for services rendered and valued at the options' fair value totaling $159,584. Of this amount, $106,538 was recorded as compensation expense during the six months ended June 30, 2007 and $53,046 was deferred to recognize over the future periods in which the options vest and the services will be performed.

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

During the three months ended June 30, 2007, Shumate granted 70,000 options to its employees and non-employee directors at exercise prices ranging from $1.90 to $2.25 per share for services rendered and valued at the options’ fair value totaling $93,381. Of this amount, $78,712 was recorded as compensation expense and $14,669 was deferred to recognize over the future periods in which the options vest and the services are being performed.

Variables used in the Black-Scholes option-pricing model during the six months ended June 30, 2007, include (1) 4.74% - 5.00% risk-free interest rate, (2) option life is the expected remaining life of the options, (3) expected volatility of 166% - 182%, and (4) zero expected dividends.

During the six months ended June 30, 2007, Shumate also recognized $91,412 option expense for options granted in the prior year that vested in the current year.

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

NOTE 7 - AT BALANCE AGREEMENT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC is a subsidiary of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. The agreement provides Hemiwedge Valve Corporation with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. Hemiwedge Valve Corporation recorded revenues of $773,013 for the quarter ended June 30, 2007. These revenues reflect amounts earned for achieving certain milestones under the development agreement.

NOTE 8 - CONCENTRATION OF CREDIT RISK

At June 30, 2007, three customers accounted for 74% of Shumate's total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and its collection experience with the customers, Shumate has not recorded an allowance for doubtful accounts for these receivables.

NOTE 9 - SUBSEQUENT EVENTS

Between July 10, 2007 and July 23, 2007, Shumate sold $2,050,000 of principal amount of convertible promissory notes with warrants to purchase 410,000 shares of its common stock to two accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue same to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89 (based on the volume weighted average prices of Shumate common stock for the 20 consecutive trading days prior to the initial issuance date of the note). In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

Under the terms of the notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The notes were issued with a warrant to purchase up to 410,000 shares of our common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

Shumate granted the investors in the offering registration rights for the resale of the shares issueable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, we agreed to register the remaining underlying shares, if any, by January 6, 2008.

Shumate intends to use the net proceeds from the financing for working capital and general corporate purposes. SMH Capital ("SMH"), an NASD member firm, acted as primary placement agent in connection with the offering and received $140,000 in commissions while another NASD member firm received $5,000 in placement agents fees. Our net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $1,895,000.

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

General

Shumate Industries is a Texas-based energy field services company. Shumate is a holding company that, through its subsidiaries, operates in two principal businesses: contract machining and manufacturing and a valve product manufacturer and marketer. Shumate seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

We currently employ 91 people at two plants totaling approximately 90,000 square feet in Conroe, Texas, just north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our main telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

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

The diverse line of products we manufacture includes the following:

•	Expandable tubular products including liner hangers, launchers and sand screens for energy field service applications;

•	Blowout preventers and their spare service parts;

•	Top drive assemblies, sub-assemblies and their spare service parts;

•	Directional drilling products;Completion tools;

•	Exploration products for research and development;

•	Natural gas measurement equipment, including fittings and valves;

•	Control and check valves; and

•	Sub-sea control equipment.

Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, gas measuring valves, and exploration products. We have developed a niche in manufacturing of long tubular products. Our capabilities in producing large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. We use state of the art, large part CNC equipment in the production of these parts and have developed in-house trade secrets and processes with respect to the manufacture of certain products.

Valve Product Technology - Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. Currently, there are three applications or product lines identified from the Hemiwedge® technology: (i) our Hemiwedge® Cartridge Valve-our surface level Hemiwedge® valve product focuses on flow control applications with mid-stream companies including pipeline operators which began in the fourth quarter 2006; (ii) our Hemiwedge® Down-hole Isolation valve (DIV) product being developed with At Balance Americas, LLC to be used in drilling applications, which we estimate to begin marketing in early 2008 and (iii) our sub-sea high pressure Hemiwedge® valve product used in chemical injection applications on the ocean floor which we are currently negotiating licensing to an existing sub-sea energy services company, which we believe will be concluded by 3rd quarter 2007

Hemiwedge® Cartridge valve

Our first product, known as the Hemiwedge® Cartridge valve, is a quarter-turn hemispherical wedge valve, engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

We believe that the patented design of the Hemiwedge® Cartridge valve combines the benefits of quarter turn valves with the durability of gate valves. The Hemiwedge® Cartridge valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge® itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge®.” Operation of the valve rotates the Hemiwedge®, a quarter turn, moving it between the core and valve seat, thus controlling the flow. We believe that these design features in the combination of the Hemiwedge® shut off and stationary core make the Hemiwedge® valve unique.

The Hemiwedge® Down-hole Isolation Valve (DIV)—Development Stage

We are currently developing a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology with At Balance Americas, LLC, a wholly owned subsidiary of Shell Technology Ventures, which will be used in their MPD services. We believe our new DIV technology will enhance At Balance’s managed pressure drilling (MPD) services. We believe MPD will become a dominant drilling technique world-wide as it increases recovery of hydrocarbons and improves productivity by eliminating the damaging effects of conventional over-balanced drilling and heavy weight drilling muds. Upon completion of the milestones outlined in the development agreement, we have agreed to an exclusive world-wide distribution agreement of our Hemiwedge® DIV product with At Balance Americas. We expect to begin marketing our DIV product in the first quarter of 2008

The Hemiwedge® Sub-sea High Pressure Valve—Development Stage

We entered into a non-binding letter of interest with Haskel International Inc., a subsidiary of United Technologies, regarding a license for our proprietary Hemiwedge® technology to Haskel for use in new sub-sea high pressure products.

We would grant Haskel an exclusive license to our proprietary Hemiwedge® technology worldwide in the field of sub-sea products in smaller bore size and chemical injection applications in exchange for a license fee at signing as well as a royalty on sales of Hemiwedge® licensed products with minimum royalties over time. We anticipate signing definitive documents by the end of the end of this year.

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

Concentration of credit risk

At June 30, 2007, three customers accounted for 74% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended June 30, 2007 and 2006 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.9)	(68.9)	(74.7)	(76.6)
Gross profit	16.1	31.1	25.3	23.4

Selling, general and administrative	(65.0)	(50.3)	(56.4)	(44.8)
Depreciation	(2.4)	(1.0)	(2.2)	(0.9)
Bad debt expense	(0.2)	1.1	(0.3)	0.6
Research and development	(14.1)	(4.0)	(14.2)	(5.0)
Operating loss	(65.6)%	(23.1)%	(47.8)%	(26.7)%

Comparison of the Three Months Ended June 30, 2007 and 2006

Net sales.  Net sales increased by $461,903, or an increase of 25%, to $2,299,584 for the three months ended June 30, 2007, from $1,837,681 for the three months ended June 30, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $157,127, or an increase of 9%, to $1,994,808 for the quarter ended June 30, 2007, compared to $1,837,681 for the quarter ended June 30, 2006. Continued strength in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have moderately increased for Shumate Machine Works products and components. Our customers’ feedback and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain in fiscal year 2007.

Hemiwedge Valve Corporation recorded revenues of $304,776 for the three months ended June 30, 2007. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC in connection with the development of the Hemiwedge® Down-hole Isolation valve as well as Hemiwedge® Cartridge valve sales during the quarter.

Cost of Revenues. Consolidated cost of revenues increased by $662,403 or 52%, to $1,928,444, for the three months ended June 30, 2007, from $1,266,041 for the three months ended June 30, 2006. As a percentage of net revenues, cost of revenues increased to 83.9% of net revenues for the three months ended June 30, 2007 versus 68.9% of net revenues for the three months ended June 30, 2006. On a segmental basis, cost of revenues for Shumate Machine Works increased by $469,143 to $1,644,113, while cost of revenues for Hemiwedge Valve Corporation totaled $284,331. Cost of revenues includes various allocated overhead items such as facility lease, depreciation, utilities, and indirect labor costs, as well as, direct wages and related payroll tax and employee benefits expenses. During this quarter, Shumate experienced significant product line transitions impacting revenue and related margins. These impacts during this period are viewed as a one-time occurrence. The increase in cost of revenues as a percentage of net revenues resulted from an increase in wage rates to Shumate Machine employees in response to increased wage rates throughout the machinist and skilled labor market. Additionally, Hemiwedge Valve Corporation revenues shipped during the quarter were mostly the smaller size products carrying lower relative margins within that product line. As a result, we generated a gross profit of $371,140, with a gross profit margin of 16.1%, for the three months ended June 30, 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing for Shumate Machine Works from higher margin products. We believe that continued improvement in the energy markets resulting from increased activity levels and higher commodity prices will increase demand and result in better pricing, volumes, and gross margins. Additionally, we are focused on generating more sales of the Hemiwedge® Cartridge Valve including larger product sizes carrying larger relative margins which should have a positive margin impact.

Selling, general, and administrative. Selling, general and administrative expenses increased by $568,564 to $1,493,674 for the three months ended June 30, 2007, from $925,110 for the three months ended June 30, 2006. As a percentage of net sales, selling, general, and administrative expenses were 65.0% for the three months ended June 30, 2007, as compared to 50.3% for the comparable period in 2006. Our selling, general, and administrative expenses have increased primarily due to Hemiwedge Valve Corporation wage expense increase and consulting fees relating to the commencement of operations and product launch expenses incurred in commercializing the Hemiwedge® Cartridge Valve product line. Other increases were related to higher corporate audit fees, Sarbanes-Oxley consulting fees, administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $129,723 in non-cash stock and option awards associated with FASB 123R in the three months ended June 30, 2007, as compared to $188,840 in the three months ended June 30, 2006.

Depreciation. Depreciation expense increased by $41,092 to $149,709 for the three months ended June 30, 2007 from $108,617 for the three months ended June 30, 2006, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the three months ended June 30, 2007, we increased our allowance for bad debts by $5,600, to $52,000, in accordance with our accounting policy for accrual of bad debt expense. We did not charge off any accounts receivable in the three months ended June 30, 2007.

Research and development. Research and development expense increased by $250,565 to $323,847 for the three months ended June 30, 2007 from $73,282 for the three months ended June 30, 2006. We anticipate research and development expenses to decline on a relative basis with the commercialization of our current development projects for the sub-sea and down-hole isolation valves. These expenses may include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,506,779 for the three months ended June 30, 2007, an increase of $1,082,481 as compared to an operating loss of $424,298 for the three months ended June 30, 2006.

On a segmental reporting basis, Shumate Machine Works recorded a net loss of $45,439 for the three months ended June 30, 2007, as compared to net income of $417,930 for the three months ended June 30, 2006. The operating loss at Shumate Machine Works resulted primarily from significantly higher cost of revenues during the period including inflation of direct wages and related benefits and taxes.

Hemiwedge Valve Corporation recorded an operating loss of $864,757 for the three months ended June 30, 2007, an increase of $426,138 as compared to an operating loss of $438,619 for the three months ended June 30, 2006. This increase in operating loss was primarily due to the additional expenses and overhead from the scale up of operations in preparation for increased production and significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $802,130 for the three months ended June 30, 2007, an increase of $216,409 as compared to $585,721 for the three months ended June 30, 2006. The increase in general overhead expenses included a $129,723 expense of non-cash stock and option awards associated with FASB 123R as well as significant increases in legal, accounting, and other professional fees, including Sarbanes-Oxley 404 consulting fees.

Interest expense. Interest expense increased by $23,435 to $205,547 for the three months ended June 30, 2007, from $182,112 for the three months ended June 30, 2006.

Provision for income taxes. We generated a net loss of $1,712,326 for the three months ended June 30, 2007, compared to a net loss of $606,410 for the three months ended June 30, 2006. We have made no provision for income taxes due to our tax loss carry-forward from previous years. along with current period losses.

Comparison of the Six Months Ended June 30, 2007 and 2006

Net sales.  Net sales increased by $1,335,414, or an increase of 39%, to $4,748,072 for the six months ended June 30, 2007, from $3,412,658 for the six months ended June 30, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $368,682, or an increase of 11%, to $3,781,340 for the six months ended June 30, 2007, compared to $3,412,658 for the six months ended June 30, 2006. Continued strength in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have moderately increased for Shumate Machine Works products and components. Our customers’ feedback and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain in fiscal year 2007.

Hemiwedge Valve Corporation recorded revenues of $966,732 for the six months ended June 30, 2007. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC in connections with the development of the Hemiwedge® Down-hole Isolation valve, as well as, Hemiwedge® Cartridge Valve sales during the quarter.

Cost of Revenues. Consolidated cost of revenues increased by $932,253, or 36%, to $3,544,805, for the six months ended June 30, 2007, from $2,612,552 for the six months ended June 30, 2006. As a percentage of net revenues, cost of revenues decreased to 74.7% of net revenues for the six months ended June 30, 2007 versus 76.6% of net revenues for the six months ended June 30, 2006. On a segmental basis, cost of revenues for Shumate Machine Works increased by $569,017 to $3,008,012, while cost of revenues for Hemiwedge Valve Corporation totaled $536,793. Cost of revenues includes various allocated overhead items such as facility lease, depreciation, utilities, and indirect labor costs, as well as, direct wages and related payroll tax and employee benefits expense. The favorable impact on gross margin was due to higher margin Hemiwedge revenues not generated in the comparable period in 2006, partially offset by direct wage increase at Shumate Machine Works. As a result, we generated a gross profit of $1,203,267, with a gross profit margin of 25.3%, for the six months ended June 30, 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing on higher margin products for Shumate Machine Works. We believe that continued improvement in the energy markets resulting from increased activity levels and higher commodity prices will increase demand and result in better pricing, volumes, and gross margins. Additionally, we are focused on generating more sales of the Hemiwedge® Cartridge Valve including larger product sizes carrying larger relative margins which should in turn have a positive margin impact.

Selling, general, and administrative. Selling, general and administrative expenses increased by $1,147,597 to $2,676,234 for the six months ended June 30, 2007, from $1,528,637 for the six months ended June 30, 2006. As a percentage of net sales, selling, general, and administrative expenses were 56.4% for the six months ended June 30, 2007, as compared to 44.8% for the comparable period in 2006. Our selling, general, and administrative expenses have increased primarily due to wage expense increases and consulting fees relating to the commencement of operations and product launch expenses incurred in commercializing Hemiwedge® Cartridge Valve product line. Other increases were related to higher corporate audit fees, Sarbanes-Oxley consulting fees, administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $296,462 in non-cash stock and option awards associated with FASB 123R in the six months ended June 30, 2007, as compared to $188,840 in the six months ended June 30, 2006.

Depreciation. Depreciation expense increased by $91,620 to $296,109 for the six months ended June 30, 2007 from $204,489 for the six months ended June 30, 2006, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the six months ended June 30, 2007, we increased our allowance for bad debts by $12,000, to $52,000, in accordance with our accounting policy for accrual of bad debt expense. We did not charge off any accounts receivable in the six months ended June 30, 2007.

Research and development. Research and development expense increased by $499,910 to $672,400 for the six months ended June 30, 2007 from $172,490 for the six months ended June 30, 2006. We anticipate research and development expenses to decline on a relative basis with the commercialization of our current development projects for the sub-sea and down-hole isolation valves. These expenses may include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $2,262,231 for the six months ended June 30, 2007, an increase of $1,350,278 as compared to an operating loss of $911,953 for the six months ended June 30, 2006.

On a segmental reporting basis, Shumate Machine Works recorded net income of $26,398 for the six months ended June 30, 2007, a decrease of $1,984,865 as compared to net income of $2,011,263 for the six months ended June 30, 2006. The decrease in net income at Shumate Machine Works resulted primarily from the comparison of a $2,000,000 in non-cash debt forgiveness income that Shumate Machine Works recorded in the first half of 2006, as well as higher cost of revenues in 2007.

Hemiwedge Valve Corporation recorded an operating loss of $1,303,665 for the six months ended June 30, 2007, an increase of $629,612 as compared to an operating loss of $674,053 for the six months ended June 30, 2006. This increase in operating loss was primarily due to the additional expenses and overhead from the scale up of operations in preparation for increased production and significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $1,344,234 for the six months ended June 30, 2007, an increase of $676,806 as compared to $667,428 for the six months ended June 30, 2006. The increase in general overhead expenses included a $296,462 expense of non-cash stock and option awards associated with FASB 123R as well as significant increases in legal, accounting, and other professional fees, including Sarbanes-Oxley 404 consulting fees.

Interest expense. Interest expense decreased by $58,995 to $359,270 for the six months ended June 30, 2007, from $418,265 for the six months ended June 30, 2006. Our interest expense decrease was due to a reduction in outstanding indebtedness.

Provision for income taxes. We generated a net loss of $2,621,501 for the six months ended June 30, 2007, compared to net income of $669,782 for the six months ended June 30, 2006. We have made no provision for income taxes due to our tax loss carry-forward from previous years along with current period losses.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit of $1,006,296 at June 30, 2007. We had cash of $74,875 as of June 30, 2007, compared to having cash of $1,547,326 at December 31, 2006.

We used $1,767,335 of net cash in operating activities for the six months ended June 30, 2007, compared to using $788,322 in the six months ended June 30, 2006. Cash used in operating activities is primarily due to our net loss, increases in inventory and accounts receivable, and a decrease in deferred revenue. This was offset by non-cash charges for depreciation, bad debt expense, issuances of stock, stock options and warrants, and by increases in accounts payable and other assets.

Net cash flows used in investing activities was $178,978 for the six months ended June 30, 2007, compared to $702,036 in the six months ended June 30, 2006. For the six months ended June 30, 2007, cash of $166,112 was used for the purchase of fixed assets, and cash of $12,866 was used for the purchase of patents.

Net cash flows provided by financing activities were $473,862 for the six months ended June 30, 2007, compared to net cash provided by financing activities of $1,663,224 in the six months ended June 30, 2006. Cash provided by financing activities is due to borrowings of $21,366 on our bank credit line and receiving net proceeds from the exercise of common stock purchase warrants of $671,552. This amount was offset by payments on notes payable of $219,056 for the six months ended June 30, 2007.

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

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $800,282 at June 30, 2007, and at the time, $888,119 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

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

In addition, we have completed the beta development of the Hemiwedge® Cartridge valve technology and have commenced the commercialization of the Hemiwedge® Cartridge valve product. We have funded the initial launch of the Hemiwedge® valve products through existing working capital, cash flows generated from operations, the equity raise completed in the fourth quarter of 2006, and the proceeds from the exercise of warrants in March 2007. Our revolving line of credit does not allow permit us to borrow against inventory and accounts receivable of Hemiwedge Valve Corporation. Additionally, our existing working capital and cash flows generated from operations will not be sufficient to conduct a full scale launch of the Hemiwedge® Cartridge valve product line, including an inventory buildup, or an expansion of the product line. In order to conduct full implementation of the product line, we need to obtain additional financing. In addition, we have initiated a formal search program for other technology-oriented products or companies, targeting complementary market segments. The acquisition of such products may also require us to obtain additional debt or equity financing, and we may issue our common stock as all or part of the purchase price for any such acquisition.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On May 7, 2007, we issued 13,500 shares of common stock as a finder’s fee. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 22, 2007, we issued 200,000 shares of common stock for consulting services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)	None.

(c)	None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See our current report on Form 8-K filed on June 11, 2007.

ITEM 5 - OTHER INFORMATION

(a) On May 9, 2007, we granted Frank X. Marshik, one of our independent directors, a non-qualified stock option to purchase 60,000 shares of common stock at an exercise price of $1.90 per share under our 2005 Stock Incentive Plan. The term of the option is five years.

On May 9, 2007, the board of directors adopted a compensation policy for outside, independent directors, pursuant to which we will pay each independent director who serves on a committee of the board of directors, other than the chairman of such committee, $500 for each committee meeting attended by such independent director, either in person or telephonically; provided, however, that such payment shall only be made for committee meetings where written minutes are maintained. In addition, we will pay each independent director who serves as chairman of a committee of the board of directors $750 for each such committee meeting attended by such independent director, either in person or telephonically; provided, however, that such payment shall only be made for committee meetings where written minutes are maintained.

(b)	None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed electronically herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

August 14, 2007	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

August 14 2007	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)