Form 10QSB
period 2007-09-30
SHUMATE INDUSTRIES INC
filed 2007-11-19
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2007, 20,458,071 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,993	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $60,300 and $40,000	1,483,827	554,134
Inventory	740,718	893,650
Prepaid expense and other current assets	556,475	198,753

Total current assets	2,796,013	3,193,863

Fixed assets, net of accumulated depreciation of $2,350,433 and $1,922,242	2,477,693	2,303,372
Patents, net of accumulated amortization of $50,818 and $29,038	325,882	307,331
Deposits	84,320	104,140

Total assets	$5,683,908	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$975,636	$652,980
Accounts payable - related party	100,000	-
Accrued expenses	898,567	435,234
Deferred revenue	-	400,000
Current portion of notes payable - other	13,164	75,370
Current portion of capital lease obligation	42,261	31,924
Current portion of equipment notes payable	5,473	-
Current portion of convertible notes payable, net of discount of $379,514	1,716,023	-
Current portion of term note payable - Stillwater National Bank	436,902	480,565
Line of credit - Stillwater National Bank	917,728	778,916

Total current liabilities	5,105,754	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	18,458	51,838
Long term portion of equipment notes payable	25,913	-
Term note payable - Stillwater National Bank	2,670,233	2,883,392

Total long term liabilities	2,714,604	2,935,230

Total liabilities	7,820,358	5,790,219

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 20,458,071 and 19,322,277 shares issued and outstanding	20,458	19,322
Additional paid-in-capital	22,254,775	20,015,762
Deferred compensation	-	(39,600)
Accumulated deficit	(24,411,683)	(19,876,997)

Total stockholders' equity (deficit)	(2,136,450)	118,487

Total liabilities and stockholders' equity (deficit)	$5,683,908	$5,908,706

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

REVENUES	$2,829,116	$2,183,412	$7,577,188	$5,596,070

COST OF REVENUES
Cost of revenues	2,090,544	1,525,585	5,444,104	3,964,580
Depreciation expense	104,757	99,182	296,002	272,739

Total cost of revenues	2,195,301	1,624,767	5,740,106	4,237,319

GROSS PROFIT	633,815	558,645	1,837,082	1,358,751

OPERATING EXPENSES:
Selling, general and administrative	1,680,001	792,045	4,356,235	2,320,682
Depreciation expense	49,105	11,022	153,969	41,954
Bad debt expense (recovery)	8,300	-	20,300	(20,000)
Research and development	582,786	247,796	1,255,186	420,286

Total operating expenses	2,320,192	1,050,863	5,785,690	2,762,922

LOSS FROM OPERATIONS	(1,686,377)	(492,218)	(3,948,608)	(1,404,171)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	-	-	2,000,000
Interest expense	(226,808)	(171,495)	(586,078)	(589,760)

NET INCOME (LOSS)	$(1,913,185)	$(663,713)	$(4,534,686)	$6,069

Basic net income (loss) per share	$(0.09)	$(0.04)	$(0.23)	$0.00
Diluted net income (loss) per share	(0.09)	(0.04)	(0.23)	0.00

Weighted average shares outstanding-Basic	20,337,381	15,503,749	19,917,016	14,835,099
Weighted average shares outstanding-Diluted	20,337,381	15,503,749	19,917,016	15,454,837

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2006	19,322,277	$19,322	$20,015,762	$(39,600)	$(19,876,997)	$118,487

Common stock issued for cash	680,520	681	769,079			769,760
Common stock issued for services	360,050	360	601,302			601,662
Costs of raising capital			(105,473)			(105,473)
Cashless exercise of warrants	95,224	95	(95)			-
Options and warrants issued			531,349			531,349
Discount on beneficial conversion feature related to convertible notes payable			442,851			442,851
Deferred compensation				39,600		39,600

Net loss					(4,534,686)	(4,534,686)

Balances at September 30, 2007	20,458,071	$20,458	$22,254,775	$-	$(24,411,683)	$(2,136,450)

See accompanying notes to financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,534,686)	$6,069
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt forgiveness income	-	(2,000,000)
Depreciation and amortization expense	449,971	314,693
Bad debt expense	20,300	(20,000)
Amortization of beneficial conversion feature discount	63,337	-
Stock-based compensation	1,172,611	331,469
Changes in:
Accounts receivable	(949,993)	162,886
Inventory	152,932	(647,358)
Other assets	(349,803)	57,928
Accounts payable	322,657	739,893
Accounts payable - related party	100,000	-
Accrued expenses	289,269	144,434
Deferred revenue	(400,000)	-
Net cash used in operating activities	(3,663,405)	(909,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(339,188)	(805,170)
Proceeds from sale of fixed assets	-	75,000
Purchase of patents	(40,331)	(36,035)
Net cash used in investing activities	(379,519)	(766,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	138,812	56,120
Payments on notes payable	(85,686)	(238,830)
Payments on notes payable - related party	(256,822)	-
Proceeds from notes payable	2,050,000	-
Proceeds from sales of common stock, net of offering cost	664,287	1,724,183
Net cash provided by financing activities	2,510,591	1,541,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,532,333)	(134,718)

CASH AND CASH EQUIVALENTS, beginning of period	1,547,326	214,218

CASH AND CASH EQUIVALENTS, end of period	$14,993	$79,500

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	488,064	399,054

Non-cash investing and financing transactions:
Cashless exercise of options	97,500	-
Note payable for purchase of fixed assets	31,823	-
Accrued interest on bridge loan	45,537	-
Discount on warrants	303,927	-
Discount for beneficial conversion feature related to convertible notes payable	138,924	-
Amount accrued for purchase of fixed assets	231,500	-
Related party debt foregiveness income	-	2,247,639

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred net loss from operations of $3,948,608 for the nine months ending September 30, 2007 and has an accumulated deficit of $24,411,683 as of September 30, 2007. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, management is continuing to seek additional debt or equity financing and is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability. Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2007. Management may seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 - SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation.

Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Three Months Ended September 30, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$2,271,720	$557,396	$-	$2,829,116
Cost of revenues	1,825,149	370,152	-	2,195,301
Gross profit	446,571	187,244	-	633,815
Interest expense	113,001	3,180	110,627	226,808
Depreciation and amortization	98,798	55,064	-	153,862
Net income (loss)	103,992	(1,061,368)	(955,809)	(1,913,185)
Total assets	3,435,180	2,065,161	183,567	5,683,908
Expenditures for long-lived assets	185,831	46,531	-	232,362

	Shumate	Hemiwedge	Corporate
Three Months Ended September 30, 2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,983,412	$200,000	$-	$2,183,412
Cost of revenues	1,389,335	136,250	-	1,525,585
Gross profit	494,895	63,750	-	558,645
Interest expense	93,448	1,081	76,966	171,495
Depreciation and amortization	95,033	15,171	-	110,204
Debt forgiveness income	-	-	-	-
Net income (loss)	196,983	(487,652)	(373,044)	(663,713)
Total assets	3,347,758	1,159,575	74,124	4,581,457
Expenditures for long-lived assets	1,505	62,664	-	64,169

	Shumate	Hemiwedge	Corporate
Nine Months Ended September 30, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$6,053,060	$1,524,128	$-	$7,577,188
Cost of revenues	4,833,161	906,945	-	5,740,106
Gross profit	1,219,899	617,183	-	1,837,082
Interest expense	450,125	4,258	131,695	586,078
Depreciation and amortization	290,043	159,928	-	449,971
Net income (loss)	130,390	(2,365,033)	(2,300,043)	(4,534,686)
Total assets	3,435,180	2,065,161	183,567	5,683,908
Expenditures for long-lived assets	459,272	183,571	-	642,843

	Shumate	Hemiwedge	Corporate
Nine Months Ended September 30, 2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$5,396,070	$200,000	$-	$5,596,070
Cost of revenues	3,828,330	136,250	-	3,964,580
Gross profit	1,295,001	63,750	-	1,358,751
Interest expense	389,106	3,784	196,870	589,760
Depreciation and amortization	273,329	41,364	-	314,693
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	2,078,456	(1,090,992)	(981,395)	6,069
Total assets	3,347,758	1,159,575	74,124	4,581,457
Expenditures for long-lived assets	255,019	586,186	-	841,205

NOTE 4 - COMMON STOCK

Between March 1, 2007 and March 31, 2007, Shumate issued an aggregate of 666,768 shares of common stock for the exercise of outstanding warrants. The net proceeds of these warrant exercises to Shumate after the payment of commissions, fees, and other expenses of the offering were $735,560. Of the 666,768 warrants exercised, 536,300 were Class A Warrants. The Class A Warrants were exercised at a price of $1.25 per share and resulted in approximately $653,366 in net proceeds to Shumate after the payment of commissions, fees, and other expenses. All of the holders of the Class A Warrants that were exercised received one share of Shumate's common stock and one Class B Warrant as a result of such exercise. The Class B Warrants have a term of five years and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. During the nine months ended September 30, 2007, Shumate incurred $81,019 costs of raising capital that were related to the offering.

Shumate evaluated the Class B Warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Shumate concluded the Class B Warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Between April 1, 2007 and June 30, 2007, Shumate issued an aggregate of 300,700 shares of common stock valued at $527,980 for consulting services and professional fees.

Between July 1, 2007 and September 30, 2007, Shumate issued an aggregate of 59,350 shares of common stock valued at $90,800 for consulting services, professional fees, and hiring incentives.

Between July 1, 2007 and September 30, 2007, Shumate issued an aggregate of 13,752 shares of common stock for the exercise of outstanding Class A Warrants at an exercise price of $1.25 per share, resulting in net proceeds of $17,190.

Between July 1, 2007 and September 30, 2007, Shumate issued an aggregate of 150,000 shares of common stock for the exercise of non-qualified stock options at an exercise price of $0.65 per share. The stock options were exercised by payment by the option holder of 54,776 shares of outstanding common stock valued at $97,500 on the date of exercise.

Between July 1, 2007 and September 30, 2007, Shumate incurred $24,454 in offering costs.

NOTE 5 - STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2007, Shumate granted 127,000 options to its employees and non-employee directors at exercise prices ranging from $1.75 to $1.90 per share for services rendered and valued at the options' fair value totaling $159,584. Of this amount, $111,843 was recorded as compensation expense during the nine months ended September 30, 2007 and $47,741 was deferred to recognize over the future periods in which the options vest and the services will be performed.

During the first quarter of 2007, Shumate determined that additional working capital was needed to fund its continuing operations. Shumate decided to initiate a capital raising effort via a private offering to a limited number of accredited investors during a limited period of time. In exchange for the exercise of any or all of the investors' Class A warrants, the investors would receive the applicable shares of common stock and Class B warrants. In connection therewith, Shumate granted 536,300 warrants at an exercise prices of $2.00 per share to investors associated with the exercise of Class A Warrants. These warrants vested immediately and have a life of five years. These warrants have a fair value of $890,571. Shumate considers this transaction as part of the prior year capital financing; therefore, no stock-based compensation was recorded.

During the three months ended June 30, 2007, Shumate granted 70,000 options to its employees and non-employee directors at exercise prices ranging from $1.90 to $2.25 per share for services rendered and valued at the options’ fair value totaling $93,381. Of this amount, $80,046 was recorded as compensation expense and $13,335 was deferred to recognize over the future periods in which the options vest and the services are being performed.

During the three months ended September 30, 2007, Shumate granted 440,000 options to its employees and non-employee directors at an exercise price of $1.80 per share for services rendered and valued at the options’ fair value totaling $375,139. Of this amount, $202,342 was recorded as compensation expense and $172,797 was deferred to recognize over the future periods in which the options vest and the services are being performed.

Variables used in the Black-Scholes option-pricing model during the nine months ended September 30, 2007, include (1) 4.10% - 5.00% risk-free interest rate, (2) option life is the expected remaining life of the options, (3) expected volatility of 81% - 182%, and (4) zero expected dividends.

During the nine months ended September 30, 2007, Shumate also recognized $137,118 option expense for options granted in the prior year that vested in the current year.

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

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

During the quarter ending September 30, 2007, Shumate sold $2,050,000 of principal amount of convertible promissory notes with warrants to purchase 410,000 shares of its common stock to two accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue same to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

Under the terms of the notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of Shumate’s then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The notes were issued with a warrant to purchase up to 410,000 shares of Shumate’s common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5 and 00-27, Shumate discounted the fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting discount of $442,851 is being amortized over the life of the notes using the effective interest method. The amortized amount for the three months ended September 30, 2007 is $63,337. A summary of these convertible notes is as follows:

Gross proceeds from the notes	$2,050,000
Less: discount on the warrants	(303,927)
Less: beneficial conversion feature of the notes	(138,924)
Add: amortization of discounts	63,337
Add: accrued interest	45,537
Carrying amount of notes on September 30, 2007	$1,716,023

Shumate granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008.

In connection with the offering, the placement agents received $145,000 in fees. In addition, another $10,000 in legal fees were incurred. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $1,895,000.

Since September 30, 2007, Shumate sold an additional $1,000,000 of principal amount of convertible promissory notes with warrants to purchase 200,000 shares of its common stock to a third accredited investor. See Note 11.

NOTE 8 - AT BALANCE AGREEMENT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC is an affiliate of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. The agreement provides Hemiwedge Valve Corporation with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. Hemiwedge Valve Corporation recorded revenues of $1,084,629 for the nine months ended September 30, 2007. These revenues reflect amounts earned for achieving certain milestones under the development agreement.

NOTE 9 - CONCENTRATION OF CREDIT RISK

At September 30, 2007, two customers accounted for 55% of Shumate's total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and its collection experience with the customers, Shumate has not recorded an allowance for doubtful accounts for these receivables.

NOTE 10 – TERMINATION OF SUNBELT STOCK PURCHASE AGREEMENT

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among Shumate Industries, Inc., Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt. In connection therewith, Shumate recorded an expense of $333,575 in the quarter ending September 30, 2007 for prepaid acquisition costs accrued in connection with the stock purchase agreement.

NOTE 11 - SUBSEQUENT EVENTS

Since September 30, 2007, Shumate sold an additional $1,000,000 of principal amount of convertible promissory notes with warrants to purchase 200,000 shares of its common stock to an accredited investor. This issuance was part of an offering commenced in the third quarter of 2007. See Note 7. The note has a 1 year term and bears interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue same to principal. The note is convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holder has the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

Under the terms of the note and the related warrants, the note and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of Shumate’s then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The note was issued with a warrant to purchase up to 200,000 shares of Shumate’s common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holder may designate a “cashless exercise option.” This option entitles the warrant holder to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

Shumate granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008.

In connection with the offering, the placement agent received $70,000 in commissions. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $930,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The diverse line of products we manufacture includes the following:

•	Expandable tubular products including liner hangers, launchers and sand screens for energy field service applications;
•	Blowout preventers and their spare service parts;
•	Top drive assemblies, sub-assemblies and their spare service parts;
•	Directional drilling products; Completion tools;
•	Exploration products for research and development;
•	Natural gas measurement equipment, including fittings and valves;
•	Control and check valves; and
•	Sub-sea control equipment.

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

Valve Product Technology – Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. Currently, there are three applications or product lines identified from the Hemiwedge® technology: (i) our Hemiwedge® Cartridge Valve-our surface level Hemiwedge® valve product focuses on flow control applications with mid-stream companies including pipeline operators which began in the fourth quarter 2006; (ii) our Hemiwedge® Down-hole Isolation valve (DIV) product being developed with At Balance Americas, LLC to be used in drilling applications, which we estimate to begin marketing in early 2008 and (iii) our sub-sea high pressure Hemiwedge® valve product used in chemical injection applications on the ocean floor which we are currently negotiating licensing to an existing sub-sea energy services company, which we believe will be concluded by 4th quarter 2007

Hemiwedge® Cartridge valve

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

The Hemiwedge® Down-hole Isolation Valve (DIV)—Development Stage

We are currently developing a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology with At Balance Americas, LLC, an affiliate of Shell Technology Ventures, which will be used in their MPD services. We believe our new DIV technology will enhance At Balance’s managed pressure drilling (MPD) services. We believe MPD will become a dominant drilling technique world-wide as it increases recovery of hydrocarbons and improves productivity by eliminating the damaging effects of conventional over-balanced drilling using heavy weight drilling muds. Upon completion of the milestones outlined in the development agreement, we have agreed to an exclusive world-wide distribution agreement of our Hemiwedge® DIV product with At Balance Americas. We expect to begin marketing our DIV product in the first quarter of 2008

The Hemiwedge® Sub-sea High Pressure Valve—Development Stage

We entered into a non-binding letter of interest with Haskel International Inc., a subsidiary of United Technologies, regarding a license for our proprietary Hemiwedge® technology to Haskel for use in new sub-sea high pressure products.

We would grant Haskel an exclusive license to our proprietary Hemiwedge® technology worldwide in the field of sub-sea products in smaller bore size and chemical injection applications in exchange for a license fee at signing as well as a royalty on sales of Hemiwedge® licensed products with minimum royalties over time. We anticipate signing definitive documents by the end of this year.

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

Concentration of credit risk

At September 30, 2007, two customers accounted for 55% of our total accounts receivable. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended September 30, 2007 and 2006 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.6)	(74.4)	(75.8)	(75.7)
Gross profit	22.4	25.6	24.2	24.3

Selling, general and administrative	(59.4)	(36.3)	(57.5)	(41.6)
Depreciation	(1.7)	(0.5)	(2.0)	(0.7)
Bad debt expense	(0.3)	-	(0.3)	0.4
Research and development	(20.6)	(11.3)	(16.6)	(7.5)
Operating loss	(59.6)%	(22.5)%	(52.2)%	(25.1)%

Comparison of the Three Months Ended September 30, 2007 and 2006

Net sales.  Net sales increased by $645,704, or an increase of 29%, to $2,829,116 for the three months ended September 30, 2007, from $2,183,412 for the three months ended September 30, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $288,308, or an increase of 15%, to $2,271,720 for the quarter ended September 30, 2007, compared to $1,983,412 for the quarter ended September 30, 2006. Continued strength in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have moderately increased for Shumate Machine Works products and components. Our customers’ feedback and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will continue throughout fiscal year 2008.

Hemiwedge Valve Corporation sales increased by $357,396, or an increase of 179%, to $557,396 for the quarter ended September 30, 2007, compared to $200,000 for the quarter ended September 30, 2006. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC in connection with the development of the Hemiwedge® down-hole isolation valve as well as Hemiwedge® Cartridge valve sales during the quarter.

Cost of Revenues. Consolidated cost of revenues increased by $570,534 or 35%, to $2,195,301, for the three months ended September 30, 2007, from $1,624,767 for the three months ended September 30, 2006. As a percentage of net revenues, cost of revenues increased to 77.6% of net revenues for the three months ended September 30, 2007 versus 75.8% of net revenues for the three months ended September 30, 2006. On a segmental basis, cost of revenues for Shumate Machine Works increased by $435,814 to $1,825,149, while cost of revenues for Hemiwedge Valve Corporation increased by $233,902 to $370,152. Cost of revenues includes various allocated overhead items such as facility lease, depreciation, utilities, and indirect labor costs, as well as, direct wages and related payroll tax and employee benefits expenses. The increase in cost of revenues as a percentage of net revenues resulted from an increase in wage rates to Shumate Machine employees in response to increased wage inflation throughout the machinist and skilled labor market. As a result, we generated a gross profit of $633,815, with a gross profit margin of 22.4%, for the three months ended September 30, 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing for Shumate Machine Works from higher margin products. We believe that continued improvement in the energy markets resulting from increased activity levels and higher commodity prices will increase demand and result in better pricing, volumes, and gross margins. Additionally, we are focused on generating more sales of the Hemiwedge® Cartridge Valve including larger product sizes carrying larger relative margins which should have a positive margin impact.

Selling, general, and administrative. Selling, general and administrative expenses increased by $887,956 to $1,680,001 for the three months ended September 30, 2007, from $792,045 for the three months ended September 30, 2006. As a percentage of net sales, selling, general, and administrative expenses were 59.4% for the three months ended September 30, 2007, as compared to 36.3% for the comparable period in 2006. Our selling, general, and administrative expenses have increased primarily due to Hemiwedge Valve Corporation wage expense increase and consulting fees relating to the commencement of operations and product launch expenses incurred in commercializing the Hemiwedge® Cartridge Valve product line. Other increases were related to higher corporate audit fees, Sarbanes-Oxley consulting fees, administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $254,687 in non-cash stock and option awards associated with FASB 123R in the three months ended September 30, 2007, as compared to $133,120 in the three months ended September 30, 2006. We also incurred an expense of $333,575 in the quarter ending September 30, 2007 for prepaid acquisition costs associated with the termination of the proposed acquisition of Sunbelt Machine Works, Inc.

Depreciation. Depreciation expense increased by $43,658 to $153,862 for the three months ended September 30, 2007 from $110,204 for the three months ended September 30, 2006, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the three months ended September 30, 2007, we increased our allowance for bad debts by $8,300, to $60,300, in accordance with our accounting policy for accrual of bad debt expense. We did not charge off any accounts receivable in the three months ended September 30, 2007.

Research and development. Research and development expense increased by $334,990 to $582,786 for the three months ended September 30, 2007 from $247,796 for the three months ended September 30, 2006. We anticipate research and development expenses to begin to decline by the end of fiscal 2007 and continue to decline throughout 2008 as Hemiwedge commercializes current development projects for the sub-sea and down-hole isolation valves. These expenses may include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,686,377 for the three months ended September 30, 2007, an increase of $1,194,159 as compared to an operating loss of $492,218 for the three months ended September 30, 2006.

On a segmental reporting basis, Shumate Machine Works recorded net income of $103,992 for the three months ended September 30, 2007, as compared to net income of $196,983 for the three months ended September 30, 2006. The decrease in operating income at Shumate Machine Works from the third quarter of 2006 to the third quarter of 2007 resulted primarily from significantly higher cost of revenues during the period including inflation of direct wages and related benefits and taxes.

Hemiwedge Valve Corporation recorded a net loss of $1,061,368 for the three months ended September 30, 2007, an increase of $573,716 as compared to a net loss of $487,652 for the three months ended September 30, 2006. This increase in operating loss was primarily due to the additional expenses and overhead from the scale up of operations in preparation for increased production and significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $955,809 for the three months ended September 30, 2007, an increase of $582,765 as compared to $373,044 for the three months ended September 30, 2006. The increase in general overhead expenses included a $254,687 expense of non-cash stock and option awards associated with FASB 123R as well as significant increases in legal, accounting, and other professional fees, including Sarbanes-Oxley 404 consulting fees. We also recorded incurred an expense of $333,575 in the quarter ending September 30, 2007 for prepaid acquisition costs associated with the termination of the proposed acquisition of Sunbelt Machine Works, Inc.

Interest expense. Interest expense increased by $55,313 to $226,808 for the three months ended September 30, 2007, from $171,495 for the three months ended September 30, 2006. This increase includes $63,337 related to the amortization of the discount recognized on convertible promissory notes issued in the third quarter of 2007.

Provision for income taxes. We generated a net loss of $1,913,185 for the three months ended September 30, 2007, compared to a net loss of $663,713 for the three months ended September 30, 2006. We have made no provision for income taxes due to our tax loss carry-forward from previous years and our current period losses.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net sales.  Net sales increased by $1,981,118, or an increase of 35%, to $7,577,188 for the nine months ended September 30, 2007, from $5,596,070 for the nine months ended September 30, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $656,990, or an increase of 12%, to $6,053,060 for the nine months ended September 30, 2007, compared to $5,396,070 for the nine months ended September 30, 2006. Continued strength in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in increased demand for the products we manufacture. As a result of this increased demand, pricing and volumes have moderately increased for Shumate Machine Works products and components. Our customers’ feedback and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will continue throughout fiscal year 2008.

Hemiwedge Valve Corporation sales increased by $1,324,128, or an increase of 662%, to $1,524,128 for the nine months ended September 30, 2007, compared to $200,000 for the nine months ended September 30, 2006. These revenues reflect amounts earned for achieving certain milestones under the development agreement with At Balance Americas LLC in connections with the development of the Hemiwedge® down-hole isolation valve, as well as, Hemiwedge® Cartridge Valve sales during the quarter.

Cost of Revenues. Consolidated cost of revenues increased by $1,502,787, or 35%, to $5,740,106, for the nine months ended September 30, 2007, from $4,237,319 for the nine months ended September 30, 2006. As a percentage of net revenues, cost of revenues remained consistent at 75.8% of net revenues for the nine months ended September 30, 2007 versus 75.7% of net revenues for the nine months ended September 30, 2006. On a segmental basis, cost of revenues for Shumate Machine Works increased by $1,004,831 to $4,833,161, while cost of revenues for Hemiwedge Valve Corporation totaled $906,945. Cost of revenues includes various allocated overhead items such as facility lease, depreciation, utilities, and indirect labor costs, as well as, direct wages and related payroll tax and employee benefits expense. The gross margin remained constant as Hemiwedge Valve Corporation generated higher margin revenues in the first nine months of 2007 that were not generated in the comparable period in 2006, and these higher margins were offset by direct wage increases at Shumate Machine Works. As a result, we generated a gross profit of $1,837,082, with a gross profit margin of 24.2%, for the nine months ended September 30, 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing on higher margin products for Shumate Machine Works. We believe that continued improvement in the energy markets resulting from increased activity levels and higher commodity prices will increase demand and result in better pricing, volumes, and gross margins. Additionally, we are focused on generating more sales of the Hemiwedge® Cartridge Valve including larger product sizes carrying larger relative margins which should in turn have a positive margin impact.

Selling, general, and administrative. Selling, general and administrative expenses increased by $2,035,553 to $4,356,235 for the nine months ended September 30, 2007, from $2,320,682 for the nine months ended September 30, 2006. As a percentage of net sales, selling, general, and administrative expenses were 57.5% for the nine months ended September 30, 2007, as compared to 41.6% for the comparable period in 2006. Our selling, general, and administrative expenses have increased primarily due to wage expense increases and consulting fees relating to the commencement of operations and product launch expenses incurred in commercializing Hemiwedge® Cartridge Valve product line. Other increases were related to higher corporate audit fees, Sarbanes-Oxley consulting fees, administrative payroll, advertising, travel, and property tax expenses. In addition, we incurred approximately $531,349 in non-cash stock and option awards associated with FASB 123R in the nine months ended September 30, 2007, as compared to $331,000 in the nine months ended September 30, 2006. We also recorded incurred an expense of $333,575 in the quarter ending September 30, 2007 for prepaid acquisition costs associated with the termination of the proposed acquisition of Sunbelt Machine Works, Inc.

Depreciation. Depreciation expense increased by $135,278 to $449,971 for the nine months ended September 30, 2007 from $314,693 for the nine months ended September 30, 2006, primarily due to new equipment purchases and leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the nine months ended September 30, 2007, we increased our allowance for bad debts by $20,300, to $60,300, in accordance with our accounting policy for accrual of bad debt expense. We did not charge off any accounts receivable in the nine months ended September 30, 2007.

Research and development. Research and development expense increased by $834,900 to $1,255,186 for the nine months ended September 30, 2007 from $420,286 for the nine months ended September 30, 2006. We anticipate research and development expenses to begin to decline by the end of fiscal 2007 and continue to decline throughout 2008 as Hemiwedge commercializes current development projects for the sub-sea and down-hole isolation valves. These expenses may include consulting fees, engineering fees, design fees and costs, development fees and costs, patent and other intellectual property filing costs, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $3,948,608 for the nine months ended September 30, 2007, an increase of $2,544,437 as compared to an operating loss of $1,404,171 for the nine months ended September 30, 2006.

On a segmental reporting basis, Shumate Machine Works recorded net income of $130,390 for the nine months ended September 30, 2007, a decrease of $1,948,066 as compared to net income of $2,078,456 for the nine months ended September 30, 2006. The decrease in net income at Shumate Machine Works resulted primarily from the comparison of a $2,000,000 in non-cash debt forgiveness income that Shumate Machine Works recorded in the first half of 2006, as well as higher cost of revenues in 2007.

Hemiwedge Valve Corporation recorded an operating loss of $2,365,033 for the nine months ended September 30, 2007, an increase of $1,274,041 as compared to an operating loss of $1,090,992 for the nine months ended September 30, 2006. This increase in operating loss was primarily due to the additional expenses and overhead from the scale up of operations in preparation for increased production and significant expenses in research and development.

In addition, we incurred general corporate overhead expenses of $2,300,043 for the nine months ended September 30, 2007, an increase of $1,318,648 as compared to $981,395 for the nine months ended September 30, 2006. The increase in general overhead expenses included a $541,349 expense of non-cash stock and option awards associated with FASB 123R as well as significant increases in legal, accounting, and other professional fees, including Sarbanes-Oxley 404 consulting fees. We also incurred an expense of $333,575 in the quarter ending September 30, 2007 for prepaid acquisition costs associated with the termination of the proposed acquisition of Sunbelt Machine Works, Inc.

Interest expense. Interest expense decreased by $3,682 to $586,078 for the nine months ended September 30, 2007, from $589,760 for the nine months ended September 30, 2006. Our interest expense decrease was due to a reduction in outstanding indebtedness, offset by $63,337 related to the amortization of the discount recognized on convertible promissory notes issued in the third quarter of 2007.

Provision for income taxes. We generated a net loss of $4,534,686 for the nine months ended September 30, 2007, compared to net income of $6,069 for the nine months ended September 30, 2006. We have made no provision for income taxes due to our tax loss carry-forward from previous years along with current period losses.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit of $2,309,741 at September 30, 2007. We had cash of $14,993 as of September 30, 2007, compared to having cash of $1,547,326 at December 31, 2006.

We used $3,663,405 of net cash in operating activities for the nine months ended September 30, 2007, compared to using $909,986 in the nine months ended September 30, 2006. Cash used in operating activities is primarily due to our net loss, increases in accounts receivable and other assets, and a decrease in deferred revenue. This was offset by non-cash charges for depreciation, bad debt expense, issuances of stock, stock options and warrants, decreases in inventory, and increases in accounts payable and accrued expenses.

Net cash flows used in investing activities was $379,519 for the nine months ended September 30, 2007, compared to $766,205 in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash of $339,188 was used for the purchase of fixed assets, and cash of $40,331 was used for the purchase of patents.

Net cash flows provided by financing activities were $2,510,591 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $1,541,473 in the nine months ended September 30, 2006. Cash provided by financing activities is due to the receipt of gross proceeds of $2,050,000 from the issuance of convertible promissory notes, borrowings of $138,812 on our bank credit line, and the receipt of net proceeds of $664,287 from the exercise of common stock purchase warrants. This amount was offset by payments on notes payable of $342,508 for the nine months ended September 30, 2007.

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

Convertible Promissory Notes

Since July 1, 2007, we have sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that we are required to prepay the note if we consummate a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears; however, we have the right to defer any interest payment and accrue same to principal. The notes are convertible into our common stock at a fixed conversion price of $1.89. In addition, if we close a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

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

The notes were issued with warrants to purchase up to 610,000 shares of our common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Shumate estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $442,851 is being amortized over the life of the notes using the effective interest method. The amortized amount for the three months ended September 30, 2007 is $63,337.

We granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008.

We intend to use the net proceeds from the financing for working capital and general corporate purposes. An NASD member firm acted as primary placement agent in connection with the offering and received $210,000 in commissions while another NASD member firm received $5,000 in placement agent fees. . In addition, another $10,000 in legal fees were incurred. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

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

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $917,728 at September 30, 2007, and at the time, $1,000,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

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

In addition, we have completed the beta development of the Hemiwedge® Cartridge valve technology and have commenced the commercialization of the Hemiwedge® Cartridge valve product. We have funded the initial launch of the Hemiwedge® valve products through existing working capital, cash flows generated from operations, the equity raises completed in 2006, the proceeds from the exercise of warrants in March 2007, and the convertible debt raise referenced above. Our revolving line of credit does not allow permit us to borrow against inventory and accounts receivable of Hemiwedge Valve Corporation. Additionally, our existing working capital and cash flows generated from operations will not be sufficient to conduct full implementation of the Hemiwedge® Cartridge valve product line.

Accordingly, we will need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Since our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, particularly since we may not borrow against Hemiwedge accounts receivable or inventory under our current line of credit, we will need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

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

In addition to the 2005 recapitalization and fiscal 2006 and 2007 equity and convertible debt financings, we anticipate that, due in part to increasing energy prices, demand for our energy related field service products will continue to increase in the coming fiscal year. The fiscal 2005 reorganization, debt restructuring during 2005 and 2006, equity and convertible debt financings during 2006 and 2007, operating expense reductions, and our intent to capitalize on anticipated increase in demand are the steps that we have been taking to try to return to profitability.  However, it is possible that none of these steps will be completed and that we may never return to profitability.

We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. All of our bank debt contains restrictions as to the payment of dividends.

Off-Balance Sheet Arrangements

None.

ITEM 3 – CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

1. Since July 1, 2007, we have sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that we are required to prepay the note if we consummate a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears; however, we have the right to defer any interest payment and accrue same to principal. The notes are convertible into our common stock at a fixed conversion price of $1.89 (based on the volume weighted average prices of Shumate common stock for the 20 consecutive trading days prior to the initial issuance date of the note). In addition, if we close a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

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

The notes were issued with warrants to purchase up to 610,000 shares of our common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008.

We intend to use the net proceeds from the financing for working capital and general corporate purposes. An NASD member firm acted as primary placement agent in connection with the offering and received $210,000 in commissions while another NASD member firm received $5,000 in placement agent fees. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for the issuance of these notes and warrants.

2. Between July 1, 2007 and September 30, 2007, we issued an aggregate of 13,752 shares of common stock for the exercise of outstanding Class A Warrants at an exercise price of $1.25 per share, resulting in net proceeds of $17,190. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for the issuance of these shares.

(b)	None.

(c)	None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

(a) On August 9, 2007, we granted to each of our independent directors a non-qualified stock option to purchase 60,000 shares of common stock (for an aggregate of 240,000 shares) at an exercise price of $1.80 per share under our 2005 Stock Incentive Plan. The term of each option is five years.

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

SHUMATE INDUSTRIES, INC.

November 19, 2007	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

November 19, 2007	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)