Form 10KSB
period 2007-12-31
SHUMATE INDUSTRIES INC
filed 2008-04-15
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the most recent fiscal year will be disclosed by amendment.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant will be disclosed by amendment. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock will be disclosed by amendment. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2008, 20,947,071 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

EXPLANATORY NOTE

This annual report on Form 10-KSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Item 310 of Regulation S-B; management’s discussion and analysis required by Item 303 of Regulation S-B; disclosure controls and procedures required by Item 307 of Regulation S-B; internal control over financial reporting required by Item 308 of Regulation S-B; directors, executive officer, control persons and corporate governance; compliance with Section 16(a) of the Exchange Act required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-B; executive compensation required by Item 402 of Regulation S-B; security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) of Regulation S-B and by Item 403 of Regulation S-B; certain relationships and related transactions, and director independence required by Item 404 of Regulation S-B and Item 407(a) of Regulations S-B and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-KSB to provide the missing information once it becomes available

PART I

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

We currently employ 87 people at two plants totaling approximately 90,000 square feet in Conroe, Texas, just north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

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

The diverse line of products we manufacture include the following:

•	Expandable tubular products including liner hangers, launchers and sand screens for energy field service applications;
•	Top drive assemblies, sub-assemblies and spare service parts;
•	Measurement while drilling (MWD) products;
•	Directional drilling products;
•	Completion tools;
•	Exploration products for research and development;
•	Natural gas measurement equipment, including fittings and valves;
•	Power frames for centrifugal pumps and mud motors; and
•	Sub-sea control equipment.

Our investment in capital equipment and software provides us capabilities to perform close tolerance highly specialized work for oil field equipment and tools, process controls, formation evaluation tools, and exploration and production products. Our capabilities include producing large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. We use state of the art, large part CNC equipment in the production of these parts and have developed in-house trade secrets and processes with respect to the manufacture of certain products. We produce complex assemblies, including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration.

Our customers include, without limitation, Baker Hughes, BJ Services Company, Canrig Drilling Technology, a Nabors Industries company, Enventure Global Technologies, FMC Technologies, Halliburton Energy Services, National Oil Well Varco, Oceaneering Intervention Engineering, Shell Development, Smith International, and Weatherford International.

Valve Product Technology - Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market. Our first product line, known as the Hemiwedge® Cartridge valve, is a quarter-turn hemispherical wedge valve engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

We believe that the patented design of the Hemiwedge® Cartridge valve combines the benefits of quarter-turn valves with the durability of gate valves. The Hemiwedge® Cartridge valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge® itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge®.” Operation of the valve rotates the Hemiwedge®, a quarter-turn, moving it between the core and valve seat, thus controlling the flow. We believe that these design features in the combination of the Hemiwedge® shut off and stationary core make the Hemiwedge® Cartridge valve unique.

We believe that the Hemiwedge® Cartridge valve will offer substantial improvements over currently available valve technologies offered by our competition as well as a great value proposition to future customers as a result of the following improvements:

New cartridge replacement design reduces maintenance downtime and minimizes supply disruptions

Our new top-entry cartridge design has all of the internal parts of the valve affixed to the bonnet. Therefore, once the bonnet is removed with top-entry ease for in-field maintenance, all the internals are removed as well, including the seals. A new pre-certified replacement cartridge can be installed without removing the valve body from its line of service. We believe this represents a substantial reduction in maintenance and service downtime from a few days to a few hours, depending on the application, location and size. We also believe this is a significant cost-reduction benefit to users, especially in severe service applications such as entrained solids, sour gas gathering, and CO2 flooding where valves fail frequently and supply disruption from shutting down a line during service may result in significant costs and loss of revenues.

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

Hemiwedge® Down hole Isolation valve

We executed a two year development agreement in July 2006 with a subsidiary of Shell Technology Ventures known as At Balance Americas. As a leading drilling services company focused in managed pressure drilling (MPD), At Balance sought development of a totally new design and prototype down hole valve to be used in drilling applications in connection with managed pressure drilling. Throughout 2007, we designed, engineered, manufactured and performed above-ground testing on the first size of a product line. We have determined that as of the date of this report the product in development for At Balance is developed substantially enough to enter into licensing discussions for purposes of commercialization.

Hemiwedge® Sub sea high pressure valve

We have developed additional Hemiwedge® technology now in prototype stage, of a 20,000 PSI high pressure valve utilizing a metal-to-metal or all metal seal for chemical injection applications sub-sea. We intend to exclusively or non-exclusively license this technology for the specific market vertical of sub-sea and below two inch bore size for a high pressure chemical injection valve product line.

Fiscal 2007 and First Quarter 2008 Developments

In 2007, we continued to experience increased revenues in our Shumate Machine Works division. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools, liner hangers, top-drive units and components in 2007. As a result, we increased revenues by approximately $1.7 million, or 23%.

While we have achieved certain milestones our results from operations in 2007, we continue to have substantial indebtedness outstanding. As of December 31, 2007, we had outstanding indebtedness to Stillwater National Bank of approximately $3.8 million.
.
March 2007 Warrant Solicitation

On March 14, 2007, we agreed that we would issue new Class B Warrants to any holders of Class A Warrants (issued in our December 2006 offering) who exercised all or a portion of their Class A Warrants by no later than 5:00 p.m. Central Daylight Time on March 31, 2007. The Class B Warrants have a term of five years, expiring on March 31, 2012, and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. Since the common stock underlying the Class B Warrants was not registered by March 31, 2008, the holders are entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. As of March 31, 2007, an aggregate of 536,300 of our Class A warrants were exercised in connection herewith and we received gross proceeds of $670,375 therefrom. In addition, we issued 536,300 shares of our common stock and 536,300 Class B Warrants in connection with the exercise of the 536,300 Class A Warrants.

2007 Bridge Loan

Between July 10, 2007 and November 1, 2007, we sold $3,050,000 of principal amount of Bridge Notes with warrants to purchase 610,000 shares of our common stock to accredited investors in a private offering pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The Bridge Notes have a 1 year term and bear interest at ten percent (10%); payable monthly in arrears, however we have the right to defer any interest payment and accrue same to principal. As of December 31, 2007, approximately $116,000 in interest was accrued to principal. At the election of the holders, the Bridge Notes are convertible into our common stock at a fixed conversion price of $1.89 or into our next offering. If not otherwise converted, we will be required to prepay the Bridge Notes upon consummation of an offering or its maturity. An NASD member firm, acted as primary placement agent in connection with the offering and received $140,000 in commissions while another NASD member firm received $5,000 in placement agents fees. Our net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,895,000.

Amended Stillwater Facility

On January 25, 2008, we entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (the “Amended Loan Agreement”.). On October 19, 2005 we entered into that certain Agreement (as reported in our Current Report on Form 8-K dated October 19, 2005) with Stillwater, which Agreement was amended by a certain First Amendment to Agreement and Guarantors’ Consent dated October 19, 2006, as amended by a certain Second Amendment to Agreement dated effective January 19, 2007 (collectively, the “Prior Agreement”).

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1.  Term Loan. Our prior Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,997.58 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (along with our co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note will be used to refinance the old term note and provide working capital. The new term note requires us to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate.

2.  Revolving Loan. Our prior revolving promissory note dated October 19, 2005 in favor of Stillwater, had an outstanding principal balance of $893,676.40 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (and the other co-borrowers set forth above) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the new line of credit was equal to the balance of our previous line of credit with Stillwater ($893,676.40 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate. On the 28th day of each month, beginning January 28, 2008, we will pay all interest accrued on the new revolving promissory note. The amount we can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

We anticipate that increasing energy commodity prices, including prices of oil and natural gas, should continue to cause our customers to increase their drilling and other exploration activities. As a result, we anticipate seeing increased oil rig counts as well as a renewal of drilling and production activity in previously dormant areas. We believe that such an increase in activity would result in increased demand for our energy related field service products during the 2008 fiscal year. In addition, we anticipate that our recent commercialization of the Hemiwedge® Cartridge valve product line will enhance our profitability, although there can be no assurance thereof.

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

Reorganization

On October 19, 2005, we completed a restructuring of our company, resulting in a significant reduction of our outstanding debt and providing us with a strengthened balance sheet and reduced debt servicing requirement. The restructuring was effected through an out-of-court restructuring, or “recapitalization plan,” which consisted of the following:

•	an agreement to amend and restate a series of notes issued to Stillwater National Bank, or Stillwater, into one term note;

•	the extension of our current line of credit with Stillwater;

•	the issuance of a convertible note to Stillwater;

•	the issuance of a note, by Stillwater, to our Chief Financial Officer to advance funds to purchase shares of our common stock for $250,000;

•	the conversion of a portion of our debt to Stillwater into 20% of our then-outstanding common stock after giving effect to the restructuring;

•	our reacquisition of the capital stock of our operating subsidiary, Shumate Machine Works;

•	a release from Stillwater for any indebtedness not covered above;

•	the exchange of our outstanding unsecured notes, including principal and accrued interest, for our common stock; and

•	the grant of restricted stock awards to our executive officers, in return for their personal guarantees on new bank debt, and to our non-employee directors.

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

Contract Machining and Manufacturing - Shumate Machine Works

The dollar size of the United States (U.S.) oil & gas field services market can be measured by the U.S. drilling and completion activity spending and the total U.S. well service and work-over spending. In its March 2008 Drilling and Production Outlook report, Spears and Associates, a leading energy market research firm, stated that U.S. drilling and completion spending was $116.9 billion for 2007, up 12% from the year 2006, and that U.S. well service and work-over or production spending was $16.2 billion in 2007, approximately equal to 2006.

Valve Product Technology - Hemiwedge Valve Corporation

We believe that the industrial valve market is large and growing. According to a recent report from The McIlvaine Company, the dollar value of industrial valve shipments in 2007 was projected at approximately $8.5 billion in the United States, up almost 4% from 2006, and $44.8 billion worldwide, up approximately 4% from 2006.

Neither the Spears and Associates report nor the McIlvaine Company report was prepared for us nor has either company consented to the use of this information in our report; rather, these reports are available for public use.

Our Strategy

Strategies to achieve our growth objectives include the following:

Commercializing and growing our proprietary new Hemiwedge® valve technology via the Cartridge valve product line, Down-hole isolation valve and licensing agreements for sub-sea applications of the valve. In late December 2006 we launched our Hemiwedge® technology with the Hemiwedge® Cartridge valve product line, a surface-level engineered or flow control valve, targeting mid-stream pipeline operators.

Generating more revenues and increasing our profit margins by expanding our contract machining and manufacturing business and through investing in additional state-of-the art CNC equipment which offers us the ability to make increasingly complex tools as required by our customers. As a result of higher commodity prices, activity levels and pricing for our customers, we will continue to expand our operations at Shumate Machine Works and invest in additional computer-numeric controlled machinery that allows us to manufacture higher precision critical components for our customers growing demand of energy equipment.

Developing strategic alliances with other companies to leverage our valve technology into market segments where we have little or no expertise. We intend to license and partner our Hemiwedge® technology in market verticals where we have little or no expertise to maximize the technology’s value. For example, our Hemiwedge® technology has been tested in severe service applications and the company may partner with another company dominate in a particular market vertical such as tar sands or mining utilizing their strengths to commercialize further Hemiwedge® technology. In addition, our Hemiwedge® technology has been tested at very high pressures and demonstrated “bubble-tight” sealing capability and functionality for sub-sea applications, providing a proof of concept needed to pursue licensing discussions with larger energy companies with a presence in those markets

Acquiring other technology-oriented products to leverage our asset base, manufacturing infrastructure, market presence and experienced personnel. We have extensive experience in manufacturing and machining products, and we have a reputation for providing quality products and services in the energy field services market. We have an existing base of customers and existing distribution channels in this market. We intend to combine our experience, reputation, customer base, and distribution channels with our expertise and knowledge of the industry to market and distribute other technology-oriented product lines for this customer base and through these distribution channels.

Growing through acquisitions. We believe that acquisition opportunities exist for niche-energy field service manufacturing oriented businesses within the energy field services industry, including divisions and subsidiaries within larger energy field service companies that remain from past mergers, acquisitions and consolidations which may be for sale. As a growth strategy, we seek such divestiture candidates that would be complementary to our existing business lines.

Sales and Marketing; Customers

In our contract machining and manufacturing division, we have developed and maintained long-term relationships with our customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers’ trade shows. The energy field service target market usually consists of larger, well capitalized companies as well as smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing. In 2006, we expended approximately $510,000 on sales and marketing, which included the salaries, commissions, and expenses of our sales department.

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

For our valve division, we intend to target the high end of the pipeline, transmission stations, oil & gas, power, and mining markets, where there is a demand for flow control or process control valves. These target markets seek rapid maintenance benefits that our Hemiwedge® Cartridge valve system and flow control properties are designed to provide. Although we believe that our valve product line provides significantly improved functionality for high-end severe service applications, we intend to price our valves competitively relative to other high-end valve manufacturers to establish market share. In addition to leveraging our existing customer base and distribution channels to market and distribute the valve product line, we have identified a network of established independent representative companies to market and distribute the valves on a success fee basis. We intend to complement this effort with inside sales support, catalogs, web site, and internal professionals that can travel to sales locations to consummate sales.

We have a customer base of more than 20 customers. Two of these customers represented approximately 74% of our revenues for fiscal year 2007. We continually focus on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk. We believe that long-term relationships with many of our customers will contribute to our success. While we intend to leverage our existing customer relationships to market the valve product, we also will seek additional new customers for the valve product line, which we anticipate would result in reduced revenue and account receivables concentrations.

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

Competition

Both the machining and manufacturing business and anticipated valve product business are engaged in fragmented and highly competitive industry segments. We estimate that there are more than 100 machine shops in the metro-Houston area alone, and that there are more than 4,000 valve product manufacturers and distributors within the United States alone. We estimate that our share of the market, based on 2007 revenues, is less than one percent (1%). Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs may be significantly lower than our costs. We anticipate the valve product, when launched, will compete with a large number of companies with international and national capabilities that will possess greater financial resources.

We believe that we are able to compete by defining and understanding customer needs and by using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

Intellectual Property

As part of our ongoing research, development, and manufacturing activities, we intend to seek patents when appropriate on inventions involving new products and product improvements. In December 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® Cartridge valve, from Soderberg Research and Development, Inc. and certain of its affiliates. These intellectual property rights consisted of 2 unexpired United States patents, 1 expired United States patent, several pending United States patent applications, and 1 registered United States trademark. We have developed several new inventions to the technology which have been propagated within new patent applications during 2006 and 2007.  We have also filed international patent applications for the inventions embodied in the pending United States patent application.

These intellectual property rights are of considerable importance to the Hemiwedge® Cartridge valve product line (including the development stage down-hole isolation valve and sub sea high pressure valve), and we consider them, in the aggregate, to be material to our valve product division. It is possible that these intellectual property rights may later be invalidated by a court of competent jurisdiction, and it is also possible that our products or proposed products may be found to infringe upon the intellectual property rights of others.

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

Employees

We currently employ 87 people in Conroe, Texas. Of the total, approximately 22 are in administration, 6 are in engineering and drafting, 2 are in sales, marketing and distribution, and 57 are in machining, manufacturing and production. None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with our employees to be good.

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

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2006 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern and we expect to receive a going concern opinion upon completion of the audit of our financial statements for the year ended December 31, 2007. We have incurred recurring losses from operations in 2007 and 2006, respectively, and we have negative working capital as of December 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

We have substantial indebtedness outstanding, and our operations are significantly leveraged. If we are unable to repay our debt obligations in a timely fashion, it could have a material adverse effect on our business and prospects.

In order to finance our operations we have incurred substantial indebtedness, including the debt with Stillwater National Bank which consists of a line of credit and a term loan, as well as our recent 2007 bridge financing. As of December 31, 2007, we owed total indebtedness of approximately $3.8 million (not including accrued interest) to Stillwater National Bank, our senior lender. Additionally, we owe our recent bridge loan investors $3.05 million (not including accured interest accreted to principal) and various lenders such as a premium finance note for the annual premium of $55,000 for our directors and officers liability policy. Our cash flows from operations are currently not sufficient to service our debt obligations. If we fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements. If we default on our loan obligations with Stillwater National Bank, Stillwater National Bank could exercise its rights and remedies under the loan agreement, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

We will likely need to finance our operations and a full-scale launch of the Hemiwedge® products through bank borrowings under our new line of credit or other capital financings. If we are unable to obtain additional capital, we may not be able to adequately fund our Hemiwedge Valve Corporation subsidiary or continue our business.

We had working capital of $338,874 as of December 31, 2006 and we had a working capital deficit as of December 31, 2007. Since December 31, 2006, we have completed a private placement of our convertible notes which resulted in net proceeds to us of approximately $2.74 million, providing us with working capital for the immediate future. Currently, we believe that we will not be able to fund our operations, working capital requirements, and debt service requirements throughout the 2008 fiscal year with existing working capital and cash flows generated from operations. In addition, we will need additional capital to be able to fund the further development of the Hemiwedge® technology and the operations of the Hemiwedge® Cartridge valve products. In addition, we do not believe that we will be able to conduct a full-scale expansion of the Hemiwedge® product, including an inventory buildup or an expansion of the product line, without obtaining additional financing.

We currently have a $1,000,000 secured revolving line of credit facility with Stillwater National Bank. This loan is subject to a borrowing base that is computed on our qualifying accounts receivable and inventory. The outstanding balance on this line of credit was approximately $893,676.40 at January 25, 2008, which, at the time, $1,000,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital and our qualifying accounts receivable and inventory. As such, we may not have the ability to borrow additional funds on this line of credit.

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

In 2007, two of our customers accounted for approximately 74% of our sales. At December 31, 2007, two customers accounted for approximately 30% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses which, when realized, have been within the range of our expectations. If one or more of our major customers stops purchasing our products or defaults in its obligation to pay us, our results of operations as well as our cash flows will be adversely affected.

Our Hemiwedge Valve Corporation subsidiary is an early stage company with no significant operating history.

One of our subsidiaries, Hemiwedge Valve Corporation, is an early stage company that has not had significant operations. Its primary business purpose is to develop, manufacture, and market applications of its new valve technology known as the Hemiwedge® valve. The Hemiwedge® Cartridge valve, our surface-level valve product line targeting the mid-stream market including pipelines, transmission and distribution terminals, was launched in late December 2006. Other applications of the Hemiwedge® technology are still in the engineering, design, and development stage. This subsidiary only began generating product revenue in the late fourth quarter of 2006, and has incurred losses since its formation. As an early stage company, the prospects for Hemiwedge Valve Corporation are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in the development and growth of the Hemiwedge® valve. We may not be able to successfully implement our plans for Hemiwedge Valve Corporation and achieve a significant level of operations.

If we do not successfully commercialize the Hemiwedge® Cartridge valve product, we may never achieve profitability in this subsidiary.

We have incurred substantial expenses to acquire and fund the development of our Hemiwedge® Cartridge valve product. We only began generating product revenue in the late fourth quarter of 2006 in this subsidiary in connection with the Hemiwedge® Cartridge valve launch in December 2006. Many of our research and development programs for applications of the Hemiwedge® technology are at an early stage. Early stage product lines are subject to inherent risks of failure. These risks include the possibilities that the Hemiwedge® valve may not last as long as the products of our competitors or may not reduce torque as anticipated. Even if the Hemiwedge® valve technology operates as anticipated, it may not be commercially successful. If we are unable to develop the Hemiwedge® product as anticipated, or if the product is successfully developed but not accepted in the marketplace, Hemiwedge Valve Corporation may never be profitable.

Our ability to achieve any significant revenue in Hemiwedge Valve Corporation may depend on our ability to establish effective sales and marketing capabilities.

As a result of the launch of the Hemiwedge® Cartridge valve in the late fourth quarter of 2006, we need to build a sales and marketing infrastructure and customer channels which may include independent sales representative firms, distributors and/or employees. If we fail to establish an effective internal marketing and sales force or to make alternative arrangements to have these products marketed and sold by others, our ability to commercialize our valve product line and to enter new or existing markets will be impaired.

The line of credit and term loan with Stillwater National Bank contain numerous restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the line of credit and term loan from Stillwater National Bank, we will agree to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater in order to change our senior management. For the year ended December 31, 2006 and 2007 and the fiscal periods ended March 31, June 30, September 30 and December 31, 2007, we were not in compliance with certain covenants under the credit facility. Our lender issued waivers for the periods tested, except for the December 31, 2007 period. However, we have no reason to believe that such waiver will not ultimately be granted. There can be no assurance that we will be in compliance with the financial covenants in future periods or that Stillwater will issue a waiver for any future periods in which we are not in compliance with these covenants. Any failure to comply with the covenants included in the Stillwater National Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, Stillwater could seek to foreclose on our assets in an effort to seek repayment under the loans. If Stillwater were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.  We have not yet received a waiver for the period from Stillwater National Bank.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the interest rate could have a material adverse effect on our results of operations.

The interest on the line of credit and term loan from Stillwater National Bank is payable monthly at the prime rate plus two percent. The base rates on the line of credit and term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase. This would have a material adverse affect on our results of operations. As an example, based on the amounts outstanding under the line of credit and term loan at December 31, 2007, a one percent increase in Stillwater’s prime rate would increase our annual debt service by $43,000.

We may not be able to successfully increase our sales. If we do not increase our sales, we may never become profitable.

It is possible that we may be unable to successfully implement any of our strategies to increase sales, including expanding the range of processes and services that we offer, developing long-term partnering relationships with customers and adding new customers. Our ability to increase our sales will be affected by many factors which are beyond our control, such as falling commodity prices which will decrease demand for our products or the failure of the marketplace to respond positively to our Hemiwedge® valve technology. We cannot assure you that our strategies to increase our sales will be successful. If they are not, we may never become profitable.

We want to develop additional new energy field services products, but we may not have the financial ability to do so.

We are currently seeking opportunities to develop or acquire energy field services products and technologies through acquisitions or licensing agreements. We believe acquiring our own product lines would leverage our expertise in manufacturing and marketplace knowledge and complement our current contract machining business and customer relationships. However, the energy field services market has numerous manufacturers that are larger than we are and have greater financial resources than we do. Even if we were to acquire or design our own products, it is possible that we may not have the financial capacity to enter this market.

We may not be able to identify additional quality strategic acquisition candidates, and if we do make strategic acquisitions, we may not be able to successfully integrate their operations.

Our business plan includes acquiring companies or product lines within the energy field services market or a related market. For any acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our stockholders. We currently have no agreements or commitments concerning any such additional acquisitions, and we may not be able to identify any companies that satisfy our acquisition criteria.

We face significant competition in our markets. Our inability to compete successfully could have a material adverse effect on our business and results of operations.

The energy field services industry, including both the machining and manufacturing industry and the commercial valve industry, is highly competitive. Competition in the sale of our products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of our competitors are entities that are larger and have greater financial and personnel resources than we do. We also compete with foreign manufacturers that have substantially cheaper labor costs than we do. We may not be able to compete successfully. If we do not compete successfully, our business and results of operations will be materially adversely affected.

Failure to protect our proprietary technology could impair our competitive position.

We have obtained or are in the process of obtaining U.S. and foreign patents and patent applications for our Hemiwedge® technology. Our success will depend in part on our ability to obtain patent protection for our Hemiwedge® technology, preserve our trade secrets, and operate without infringing the proprietary rights of third parties.

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

The oil & gas industry is subject to fluctuations in demand, which results in fluctuations in our results of operations.

Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control. In 2006 and 2007, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products. However, the increase in demand could be temporary as commodity prices fluctuate daily. Reduced demand for oil field drilling products would result in lower activity levels for our company. These changes can happen very quickly and without forecast or notice, and may have a material adverse effect on our results of operations.

We may need to recruit additional personnel for Hemiwedge Valve Corporation. If we are unable to attract qualified personnel, we may be unable to operate the business as planned.

Our ability to implement our business plan and develop Hemiwedge Valve Corporation may depend on our ability to attract and retain other qualified management, engineering, machinists, project development, and sales and marketing personnel. We compete for such persons with other companies, some of which have substantially greater capital resources and facilities than we have. Further, demand for such personnel during periods of increased demand for energy products is very strong. We may not be able to recruit or retain personnel of the requisite caliber or in adequate numbers to enable us to conduct the Hemiwedge® business as planned.

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. If we were found to be responsible for significant damages related to such regulation, it could have a material adverse effect on our business and results of operation.

Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure, and other matters. Hazardous materials that we use in our operations primarily include lubricants and cleaning solvents. Our leased facility is located in an industrial area close to properties with histories of heavy industrial use. Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the EPA or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage, or, if we were found to be a responsible party, we could be liable for significant damages. This could have a material adverse effect on our business and results of operations.

INVESTMENT RISKS

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 31, 2008, the average daily trading volume of our common stock was approximately 41,000 shares. As of March 31, 2008, we had approximately 400 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

As of December 31, 2007, we have granted options and warrants to purchase an aggregate of 4,636,120 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 4,450,787 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.63 per share to $4.20 per share. If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

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

Our officers and directors are collectively the beneficial owners of approximately 22% of the outstanding shares of our common stock as of the date of this report. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

There are limitations in connection with the availability of quotes and order information on the OTCBB.

Trades and quotations on the OTCBB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTCBB.

Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one's OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTCBB.

OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our Common Stock on the OTCBB. Due to the foregoing, demand for shares of our Common Stock on the OTCBB may be decreased or eliminated.

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

Item 2. PROPERTIES

We lease approximately 90,000 square feet of manufacturing space in Conroe, Texas.

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

In December 2005, Shumate Machine Works entered into a lease agreement for a manufacturing facility of approximately 60,000 square feet to be used by Hemiwedge Valve Corporation. The term of the lease is three years and the rent is approximately $14,000 per month. The lease agreement grants to Shumate Machine Works an option to purchase the premises covered under the lease for a purchase price of approximately $1,825,000 before lease. Shumate Machine Works will be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at 7% over a period of 240 months. The option to purchase expires on September 1, 2009. Along with the option to purchase, the lessor granted to Shumate Machine Works a right of first refusal with respect to the premises. Shumate Machine Works has sublet a portion of the premises. The sublease agreement has a term of three months, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month.

The existing facilities are adequate for our current operations. We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “SHMT.OB” since October 20, 2005. Before that date, our common stock traded on the OTC Bulletin Board under the symbol “EXCB.OB” since June 10, 2002. Before that date, our common stock traded on the OTC Bulletin Board under the symbol “GRMA.OB,” and before that, it traded on the OTC Bulletin Board under the symbol “GRMG.OB.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the one for seven reverse split which was effected on October 19, 2005 (i.e. they have been increased seven times to compare them to current prices).

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$1.30	$0.65
Second quarter	1.60	0.71
Third quarter	1.65	1.00
Fourth quarter	1.53	0.90

2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$2.30	$1.17
Second quarter	2.14	1.30
Third quarter	2.03	1.37
Fourth quarter	1.64	0.60

As of March 31, 2008 there were approximately 400 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	1,535,810	$1.42	3,683,643
Equity compensation plans not approved by security holders (3)(4)(5)(6)	120,000	$1.50	--
Total	1,547,810	$1.43	3,683,643

(1)
2005 Stock Incentive Plan. On April 29, 2005, our board of directors adopted, and on October 19, 2005, our stockholders approved, our 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 10,000,000 shares, and as of December 31, 2007, we have issued 4,783,690 shares under the plan, and there are options to purchase 1,532,667 shares outstanding under this plan.

(2)
2001 Stock Option Plan. On April 8, 2002, we assumed the 2001 Excalibur Holdings, Inc. Stock Option Plan, which was approved by the securities holders of Excalibur Holdings prior to our assumption of the plan. We are authorized to issue options to purchase up to 285,714 shares under this plan. As of December 31, 2007, there were options to purchase 3,143 shares outstanding under this plan.

(3)
Individual Option and Warrant Grants. We have granted warrants on an individual basis. We have granted no options on an individual basis. Of the warrants we have granted on an individual basis for compensatory services, there are currently warrants to purchase in the aggregate up to 12,000 shares of our common stock at a weighted average price of $1.50 per share.

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

Recent Sales of Unregistered Securities

1.
On November 1, 2007, we entered into a Note Purchase Agreement with a single accredited investor pursuant to which we issued a $1,000,000 of principal amount of convertible promissory note and a warrant to purchase 200,000 shares of our common stock (the “Purchase Agreement”). The note has a 1 year term and bears interest at ten percent (10%); provided, however, that we are required to prepay the note if we consummate of a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however we have right to defer any interest payment and accrue same to principal. The note is convertible into our common stock at a fixed conversion price of $1.89. In addition, if we close a subsequent equity financing within the next 12 months, the note holder has the option to convert the outstanding balance of the note into such financing on the same terms as the other investors in such financing.

Under the terms of this note and the related warrant, the note and the warrant are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

The note was issued with a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We granted the investor in the offering “piggyback” registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant.

We relied on the exemption from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note and the warrant.

The net proceeds from the financing for working capital and general corporate purposes. An NASD member firm, acted as placement agent in connection with the offering and received $140,000 in commissions. Our net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $850,000.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-B.

Item 7. FINANCIAL STATEMENTS

We will file an amendment to this annual report to provide the financial statements as required by Item 310 of Regulation S-B.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-B and 308 of Regulation S-B.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We will file an amendment to this annual report to provide controls and procedures as required by Items 401, 405, 406, 407(C)(3, (d)(4) and (d)(5) of Regulation S-B.

Item 10. EXECUTIVE COMPENSATION

We will file an amendment to this annual report to provide controls and procedures as required by Item 402 of Regulation S-B.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We will file an amendment to this annual report to provide controls and procedures as required by Items 201(d) of Regulation S-B and 403 of Regulation S-B.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We will file an amendment to this annual report to provide controls and procedures as required by Items 404 of Regulation S-B and 407(a) of Regulation S-B.

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

4.1	Specimen Certificate of Shumate Industries, Inc.’s common stock, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.2	Form of common stock purchase warrant, incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.3	Convertible promissory note (Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.4	Amended and restated promissory note (Term Note - Stillwater National Bank), incorporated by reference to Shumate’s Amendment No. 1 to Current Report on Form 8-K, filed on November 7, 2005.

4.5	Stock Purchase Agreement by and between Shumate Industries, Inc. and A. Earl Swift, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.6	Form of Securities Purchase Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.7	Form of Registration Rights Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.8	Common stock purchase warrant (First Montauk Securities Corp.), incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

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

10.14
Second Amended and Restated Renewal Promissory Note (Line of Credit - Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

10.15
Amended and Restated Loan Agreement dated as of January 25, 2008 between Shumate Industries, Inc, Shumate Machine Works, Inc., Hemiwedge Valve Corporation, Larry Shumate and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

10.16	Promissory Note dated January 25, 2008, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

10.17	Promissory Note dated January 25, 2008, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

10.18	Lockbox Agreement dated January 25, 2008, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

10.19
Security Agreement dated as of January 25, 2008 between Shumate Machine Works, Inc., Hemiwedge Valve Corporation, and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

10.20
Security Agreement dated as of January 25, 2008 between Larry Shumate and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008.

21.1	Subsidiaries of Shumate Industries, Inc., incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC (1)

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a). (1)

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a). (1)

32.1	Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) To be filed by amendment.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (Sec.240.14a-101 of this chapter)

SIGNATURES

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

Signatures	Title	Date

/s/ Larry C. Shumate	Chairman of the Board, President,	April 15, 2008
Larry C. Shumate	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	April 15, 2008
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	April 15, 2007

/s/ Leo B. Womack	Director	April 15, 2008
Leo B. Womack

/s/ Kenton Chickering III	Director	April 15, 2008
Kenton Chickering III