Form 10-Q
period 2008-03-31
SHUMATE INDUSTRIES INC
filed 2008-05-20
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filter ☐		Accelerated filter ☐

Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2008, 20,947,071 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-Q does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this quarterly report does not contain the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this quarterly report on Form 10-Q to provide the missing information once it becomes available.

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

We will file an amendment to this quarterly report to provide the financial statements as required by Article 8-03 of Regulation S-X.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308T of Regulation S-K.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	We will file an amendment to this quarterly report to provide default upon senior securities as required by this Item 3.

(b)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	To be filed by amendment.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	To be filed by amendment.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

May 20, 2008	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

May 20, 2008	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)