Form 10KSB/A
period 2007-12-31
SHUMATE INDUSTRIES INC
filed 2008-06-05
CIK 1085254

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

The issuer’s revenues for the most recent fiscal year were $9,033,614.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,902,500 as of May 14, 2008. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 5,337,077 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 14, 2008, 20,947,071 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

EXPLANATORY NOTE

This Amendment No. 1 to annual report on Form 10-KSB is being filed to provide the financial statements required by Item 310 of Regulation S-B; management’s discussion and analysis required by Item 303 of Regulation S-B; disclosure controls and procedures required by Item 307 of Regulation S-B; internal control over financial reporting required by Item 308 of Regulation S-B; directors, executive officer, control persons and corporate governance; compliance with Section 16(a) of the Exchange Act required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-B; executive compensation required by Item 402 of Regulation S-B; security ownership of certain beneficial owners and management and related stockholder matters required by Item 201(d) of Regulation S-B and by Item 403 of Regulation S-B; certain relationships and related transactions, and director independence required by Item 404 of Regulation S-B and Item 407(a) of Regulations S-B and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002. These items were not available for filing with the annual report on Form 10-KSB filed by us on April 15, 2008.

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

Contract Machining and Manufacturing – Shumate Machine Works, Inc.

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

Hemiwedge® Down hole Isolation valve

We executed a two year development agreement in July 2006 with a subsidiary of Shell Technology Ventures known as At Balance Americas. At Balance is not a related party and the development agreement was negotiated on an arm’s length basis. As a leading drilling services company focused in managed pressure drilling (MPD), At Balance sought development of a totally new design and prototype down hole valve to be used in drilling applications in connection with managed pressure drilling. Throughout 2007, we designed, engineered, manufactured and performed above-ground testing on the first size of a product line. We have determined that as of the date of this report the product in development for At Balance is developed substantially enough to enter into licensing discussions for purposes of commercialization.

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

Fiscal 2007 and Fiscal 2008 Developments

In 2007, we continued to experience increased revenues in our Shumate Machine Works division. Increases in commodity prices, particularly in the energy sector, and in activity level in the energy field services industry resulted in increased demand for our products from our existing customers. In particular, we received increased orders for drilling tools, liner hangers, top-drive units and components in 2007. As a result, we increased revenues by approximately $525,000, or 7%.

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

2007 Bridge Notes

Between July 10, 2007 and November 1, 2007, we sold $3,050,000 of principal amount of Bridge Notes with warrants to purchase 610,000 shares of our common stock to accredited investors in a private offering pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The Bridge Notes have a 1 year term and bear interest at ten percent (10%); payable monthly in arrears, however we have the right to defer any interest payment and accrue same to principal. As of December 31, 2007, approximately $116,000 in interest was accrued to principal. At the election of the holders, the Bridge Notes are convertible into our common stock at a fixed conversion price of $1.89 or into our next Offering. If not otherwise converted, we will be required to prepay the Bridge Notes upon consummation an Offering or its maturity. An NASD member firm, acted as primary placement agent in connection with the offering and received $210,000 in commissions while another NASD member firm received $5,000 in placement agents fees. Our net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

Amended Stillwater Credit Facility

On January 25, 2008, we entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (the “Amended Loan Agreement”). On October 19, 2005 we entered into that certain Agreement (as reported in our Current Report on Form 8-K dated October 19, 2005) with Stillwater, which Agreement was amended by a certain First Amendment to Agreement and Guarantors’ Consent dated October 19, 2006, as amended by a certain Second Amendment to Agreement dated effective January 19, 2007 (collectively, the “Prior Agreement”).

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Our prior Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,998 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (along with our co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires us to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate.

2. Revolving Loan. Our prior revolving promissory note dated October 19, 2005 in favor of Stillwater, had an outstanding principal balance of $893,676 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (and the other co-borrowers set forth above) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory were used to refinance the old revolving promissory note and provide working capital. The initial balance on the new line of credit was equal to the balance of our previous line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate. On the 28th day of each month, beginning January 28, 2008, we will pay all interest accrued on the new revolving promissory note. The amount we can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

The loan documents for the Stillwater line of credit and term loan require us to meet certain financial ratios and tests. Stillwater issued waivers under the original credit facility for periods tested where were not in compliance with certain covenants thereunder. However, we have not received a waivers for the March 31, 2008 period under the Amended Stillwater Credit Facility where we were not in compliance with certain covenants thereunder. As of the date of this report, we have not received a notice of default from Stillwater. Should Stillwater decide to declare a default, it would result in an acceleration of the related debt and could result in Stillwater foreclosing on our assets.

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

Transactions Relating to Beach Road Facility

On May 15, 2008, our wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property located at 1011 Beach Airport Road, Conroe, Texas 77301, underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1. The terms of the Original Lease included an option to purchase the underlying property. Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

Concurrently with the purchase of the property, Shumate Machine Works sold this property to Trader Properties LLC, which Trader Properties immediately leased to Hemiwedge Valve Corporation. Shumate Machine Works sold the property to Trader Properties for an aggregate purchase price of $2,180,000 pursuant to a general warranty deed with vendor’s lien. As such, Shumate Machine Works received net cash of $319,617. These proceeds were used to pay back certain indebtedness.

The terms of the Commercial Lease Agreement between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease. Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under the commercial lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of its’ non-exempt personal property that is in the leased premises.

Shumate Industries has guaranteed payment and performance of the lease pursuant to a Guaranty Agreement. In addition, Shumate Industries agreed to issue Trader Properties a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008.

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

Acquisition of Hemiwedge Assets

On December 5, 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. The intellectual property rights acquired consist of all patents, trademarks, and internet website relating to the Hemiwedge® product line. For these intellectual property rights, we paid $138,500 in cash and a two-year, six percent (6%) promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, we agreed to deposit: (a) $72,000 into an escrow account, the property of Soderberg Research Inc., to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning with the month immediately following the closing date; and (b) three percent (3%) of the net sales proceeds collected from customers from: (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after the closing date and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent (3%) of the net sales proceeds.

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

Our Strategy

Strategies to achieve our growth objectives include the following:

Commercializing and growing our proprietary new Hemiwedge® valve technology via the Cartridge valve product line, Down-hole isolation valve and licensing agreements for sub-sea applications of the valve. In late December 2006 we launched our Hemiwedge® technology with the Hemiwedge® Cartridge valve product line, a surface-level engineered valve, targeting oil and gas, process and pipeline applications.

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

Sales and Marketing; Customers

In our contract machining and manufacturing division, we have developed and maintained long-term relationships with our customers. We use a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers’ trade shows. The energy field service target market usually consists of larger, well capitalized companies as well as smaller firms. These efforts supplement our traditional sales and marketing efforts of customer referrals and territory canvassing. In 2007, we expended approximately $467,000 on sales and marketing, which included the salaries, commissions, and expenses of our sales department.

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

For our valve division, we intend to target the severe service applications in oil and gas, process and pipeline markets where there is a demand for engineered valves. These target markets seek supply disruption mitigation and rapid maintenance benefits that our Hemiwedge® Cartridge valve system is designed to provide. Although we believe that our valve product line provides significantly improved functionality for higher-end or engineered severe service applications, we intend to price our valves competitively relative to other engineered valve manufacturers to establish market share. In addition to leveraging our existing customer base and distribution channels to market and distribute the valve product line, we have identified a network of established independent representative companies to market and distribute the valves on a success fee basis. We intend to complement this effort with direct employee salespersons, product catalogs, web site, direct mail, trade shows and sales support professionals that can travel to sales locations to consummate sales.

We have a customer base of more than 20 customers. Two of these customers represented approximately 71% percent of our revenues for fiscal year 2007. We continually focus on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk. We believe that long-term relationships with many of our customers will contribute to our success. While we intend to leverage our existing customer relationships to market the valve product, we also will seek additional new customers for the valve product line, which we anticipate would result in reduced revenue and account receivables concentrations.

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

Competition

Both the machining and manufacturing business and the valve product business are engaged in fragmented and highly competitive industry segments. We estimate that there are more than 100 machine shops in the metro-Houston area alone, and that there are more than 4,000 valve product manufacturers and distributors within the United States alone. We estimate that our share of the market, based on 2007 revenues, is less than one percent (1%). Competition is based primarily on quality, service, price, performance timeliness and geographic proximity. We compete with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies. We also compete with overseas competitors whose labor costs may be significantly lower than our costs. We anticipate the valve product, when launched, will compete with a large number of companies with international and national capabilities that will possess greater financial resources.

We believe that we are able to compete by defining and understanding customer needs and by using our equipment and machinery base to manufacture products with difficult specifications and tolerances.

Intellectual Property

As part of our ongoing research, development, and manufacturing activities, we intend to seek patents when appropriate on inventions involving new products and product improvements. In December 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® Cartridge valve, from Soderberg Research and Development, Inc. and certain of its affiliates. These intellectual property rights consisted of two (2) unexpired United States patents, one (1) expired United States patent, several pending United States patent applications, and one (1) registered United States trademark. We have developed several new inventions to the technology which have been propagated within numerous new patent applications during 2006 and 2007.  We have also filed international patent applications for the inventions embodied in the pending United States patent application.

These intellectual property rights are of considerable importance to the Hemiwedge® Cartridge valve product line (including the development stage down-hole isolation valve and sub sea high pressure valve), and we consider them, in the aggregate, to be material to our valve technology commercialization plans. It is possible that these intellectual property rights may later be invalidated by a court of competent jurisdiction, and it is also possible that our products or proposed products may be found to infringe upon the intellectual property rights of others.

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

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2007 and 2006 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern. We have incurred recurring losses from operations in 2007 and 2006, respectively and, we have negative working capital as of December 31, 2007. These conditions raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

We have substantial indebtedness outstanding, and our operations are significantly leveraged. If we are unable to repay our debt obligations in a timely fashion, it could have a material adverse effect on our business and prospects.

In order to finance our operations we have incurred substantial indebtedness, including the debt with Stillwater National Bank which consists of a line of credit and a term loan, as well as our recent 2007 bridge financing. As of December 31, 2007, we owed total indebtedness of approximately $3.8 million (not including accrued interest) to Stillwater National Bank, our senior lender. Additionally, we owe our recent bridge loan investors $3.05 million (not including accrued interest accreted to principal) and various lenders such as a premium finance note for the annual premium of approximately $55,000 for our directors and officers liability policy. Our cash flows from operations are currently not sufficient to service our debt obligations. If we fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements. If we default on our loan obligations with Stillwater National Bank, it could exercise its rights and remedies under the loan agreement, which could include foreclosing on all of our assets. Any such action would have a material adverse effect on our business and prospects.

We will likely need to finance our operations and a full-scale launch of the Hemiwedge® products through additional bank borrowings or other capital financings. If we are unable to obtain additional capital, we may not be able to adequately fund our Hemiwedge Valve Corporation subsidiary or continue our business.

We had working capital of $338,874 as of December 31, 2006 and we had a working capital deficit of $4,647,597 as of December 31, 2007. Since December 31, 2006, we have completed a private placement of our convertible notes which resulted in net proceeds to us of approximately $2.74 million, providing us with working capital for the immediate future. Currently, we believe that we will not be able to fund our operations, working capital requirements, and debt service requirements throughout the 2008 fiscal year with existing working capital and cash flows generated from operations. In addition, we will need additional capital to be able to fund the further development of the Hemiwedge® technology and the operations of the Hemiwedge® Cartridge valve products. In addition, we do not believe that we will be able to conduct a full-scale expansion of the Hemiwedge® product, including an inventory buildup or an expansion of the product line, without obtaining additional financing.

We currently have a $1,000,000 secured revolving line of credit facility with Stillwater National Bank. This loan is subject to a borrowing base that is computed on our qualifying accounts receivable and inventory. The outstanding balance on this line of credit was approximately $526,206 at May 14, 2008, which, at the time, $1,000,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital and our qualifying accounts receivable and inventory. As such, we may not have the ability to borrow additional funds on this line of credit.

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

In 2007, two of our customers accounted for approximately 71% of our sales. At December 31, 2007, two customers accounted for approximately 30% of our trade accounts receivable balance. These customers do not have any ongoing commitment to purchase our products and services. We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses which, when realized, have been within the range of our expectations. If one or more of our major customers stops purchasing our products or defaults in its obligation to pay us, our results of operations as well as our cash flows will be adversely affected.

Our Hemiwedge Valve Corporation subsidiary is an early stage company with no significant operating history.

One of our subsidiaries, Hemiwedge Valve Corporation, is an early stage company that has not had significant operations. Its primary business purpose is to develop, manufacture, and market applications of its new valve technology known as the Hemiwedge® valve. The Hemiwedge® Cartridge valve, our surface-level valve product line targeting the oil and gas, process and pipeline markets, was launched in late December 2006. Other applications of the Hemiwedge® technology are still in the engineering, design, and development stage. This subsidiary only began generating product revenue in the late fourth quarter of 2006, and has incurred losses since its formation. As an early stage company, the prospects for Hemiwedge Valve Corporation are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in the development and growth of the Hemiwedge® valve. We may not be able to successfully implement our plans for Hemiwedge Valve Corporation and achieve a significant level of operations.

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

In order to obtain the line of credit and term loan from Stillwater National Bank, we will agree to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The Stillwater line of credit and term loan also require us to meet certain financial ratios and tests and require us to obtain consent from Stillwater in order to change our senior management. For the year ended December 31, 2006 and 2007 and the fiscal periods ended March 31, June 30, September 30, December 31, 2007 and March 31, 2008, we were not in compliance with certain covenants under the credit facility. Our lender issued waivers for the periods tested, except for the December 31, 2007 and March 31, 2008 periods. However, we have no reason to believe that such waiver will not ultimately be granted, and on January 25, 2008, we entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company that extended both credit facilities. There can be no assurance that we will be in compliance with the financial covenants in future periods or that Stillwater will issue a waiver for the past periods we were not in compliance or any future periods in which we are not in compliance with these covenants. Our failure to comply with the covenants included in the Stillwater National Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, Stillwater could seek to foreclose on our assets in an effort to seek repayment under the loans. If Stillwater were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected. We have not yet received a waiver for the period from Stillwater National Bank.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest. An increase in the interest rate could have a material adverse effect on our results of operations.

The interest on the line of credit and term loan from Stillwater National Bank is payable monthly at the prime rate plus two percent. The base rates on the line of credit and term loan will fluctuate over time, and if the base rates significantly increase, our interest expense will increase. This would have a material adverse affect on our results of operations. As an example, based on the amounts outstanding under the line of credit and term loan at December 31, 2007, a one percent increase in Stillwater’s prime rate would increase our annual debt service by approximately $43,000.

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

As of December 31, 2007, we have granted options and warrants to purchase an aggregate of 4,636,120 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 4,350,787 shares of our common stock are currently exercisable. The exercise prices on these options and warrants range from $0.63 per share to $4.20 per share. If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

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

Our officers and directors are collectively the beneficial owners of approximately 27% of the outstanding shares of our common stock as of the date of this report. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

In December 2005, Shumate Machine Works entered into a lease agreement for a manufacturing facility of approximately 60,000 square feet to be used by Hemiwedge Valve Corporation. The term of the lease is three years and the rent is approximately $14,000 per month. The lease agreement grants to Shumate Machine Works an option to purchase the premises covered under the lease for a purchase price of approximately $1,825,000 before lease. Shumate Machine Works will be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at 7% over a period of 240 months. The option to purchase expires on September 1, 2009. On May 15, 2008, Shumate Machine Works exercised the aforementioned option and purchased the property for $1,726,949 pursuant to a warranty deed. Concurrently with the purchase, the property was sold to Trader Properties LLC and immediately leased to Hemiwedge Valve Corporation. The Commercial Lease Agreement between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which rent is increased by 2% each year for the term of the lease. Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under this lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of its’ non-exempt personal property that is in the leased premises Shumate Industries guaranteed payment and performance of the lease pursuant to a Guaranty Agreement. In addition, Shumate Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008.

The existing facilities are adequate for our current operations. We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3. LEGAL PROCEEDINGS

We are not a party to material legal proceedings as of the date of this report. In April 2008, Sunbelt Machine Works threatened litigation against us relating to the to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We have failed to make the first 2 installment payments of $37,500 as required under the Stock Purchase Agreement.  The parties are currently in settlement discussions regarding this matter and no lawsuit has been formally filed. We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

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

As of May 14, 2008 there were 379 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	1,535,810	$1.42	3,683,643
Equity compensation plans not approved by security holders (3)(4)(5)(6)	120,000	$1.50	—
Total	1,547,810	$1.43	3,683,643

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

2.
In March 2008, we issued $150,000 in 12% demand promissory notes to three accredited investors in equal $50,000 notes. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

3.
In March and April, 2008, we issued $25,000 and $75,000, respectively, 12% demand promissory note to a single investor. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

Contract Machining and Manufacturing – Shumate Machine Works, Inc.

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

Concentration of credit risk

At December 31, 2007, two customers accounted for 30% of our trade accounts receivable balance. Because management believes that all such amounts are collectible due to the nature of the customers and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2007 and 2006 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended
	December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(77.7)	(78.2)
Gross profit	22.3	21.8

Selling, general and administrative	(70.8)	(44.4)
Depreciation	(2.1)	(1.1)
Bad debt recovery (expense)	-	0.3
Research and development	(19.3)	(9.7)
Operating loss	(69.9)%	(33.1)%

Comparison of the Years ended December 31, 2007 and 2006

Net sales.  Net sales increased by $1,313,732 or an increase of 17% to $9,033,614 for the year ended December 31, 2007 from $7,719,882 for the year ended December 31, 2006.

On a segmental reporting basis, Shumate Machine Works sales increased by $524,961, or an increase of 7%, to $7,928,763 for the year ended December 31, 2007, compared to $7,403,802 for the year ended December 31, 2006. Continued increases in commodity prices, particularly in the energy sector, and activity levels in the energy field services industry resulted in a 30% increase in volume for the products we manufacture. As a result of this increased demand, volumes have increased for Shumate products and components including expandable liner hangers and top drive assemblies. Our customers and market trends such as current rig count and commodities futures prices indicate that this activity level in the energy field services industry will remain in fiscal year 2008.

Hemiwedge Valve Corporation sales increased by $788,771, or an increase of 250%, to $1,104,851 for the year ended December 31, 2007, compared to $316,080 for the year ended December 31, 2006. These revenues reflect amounts earned for services completed under the development agreement with At Balance Americas, LLC. as well as Hemiwedge® Cartridge valve sales. Many of our customers entered into trial test programs for our Hemiwedge® Cartridge valve during 2007 and as such, we believe will become larger purchasing customers in 2008 and thereafter. We believe the industrial valve market to continue to grow in 2008 based on peer company announcements and industry forecasts.

Cost of Sales. Consolidated cost of sales increased by $985,524 or 16%, to $7,021,894, for the year ended December 31, 2007, from $6,033,370 for the year ended December 31, 2006. As a percentage of net sales, cost of sales decreased to 77.7% of net sales for the year ended December 31, 2007 versus 78.2% of sales for the year ended December 31, 2006. Cost of sales for Shumate Machine Works increased by $1,011,377, while cost of sales for Hemiwedge Valve Corporation increased by $345,274. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales as a percentage of net sales resulted primarily from higher volumes of our products covering more of our fixed costs within cost of sales, partially offset by wage inflation of our direct labor. In 2007, our 30% increase in sales volume covered a 3% increase in our fixed costs and a 29% increase in wage inflation for our direct labor. As a result, we generated a gross profit of $2,011,720, with a gross profit margin of 22.3%, for fiscal 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales with higher pricing for Shumate products and components. We believe that continued improvement in the energy markets resulting from higher commodity prices will continue to lead to better pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses increased by $2,969,061 to $6,396,410 for the year ended December 31, 2007, from $3,427,349 for the year ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 70.8% for the year ended December 31, 2007, as compared to 44.4% for the comparable period in 2006. Our selling, general, and administrative expenses have increased from professional accounting, lawyer and consulting fees associated with public company costs and Sarbanes-Oxley requirements which increased by $369,000 in 2007. Additionally, expenses have increased by $554,000 from higher wage expense relating to executives and sales and marketing personnel hired at Hemiwedge Valve Corporation in connection with the increased operations and activities during 2007. Other increases were related to product advertising, travel and marketing expenses of $247,000 at Hemiwedge Valve Corporation. We also incurred approximately $662,872 in non-cash stock and option awards associated with FASB 123R in the fiscal year ended December 31, 2007. Additionally, we recorded an expense of $333,575 in the quarter ending September 30, 2007 for acquisition related costs associated with the failed acquisition of Sunbelt Machine Works, Inc. Our firm also expensed approximately $374,000 from the cost of our shares issued in connection with the hiring of our investment relations firm. The Board also agreed to indemnify an officer of the Company, and record an accrued expense of approximately $580,000 in connection with a judgment personally assessed on our officer from a previously discharged corporate liability.

Depreciation. Depreciation expense increased by $157.961 to $608,448 for the year ended December 31, 2007 from $450,487 for the year ended December 31, 2006, primarily due to $564,000 of new equipment purchases and $57,000 in leasehold improvements to our Hemiwedge Valve Corporation facility.

Bad debt expense. During the year ended December 31, 2006, we reduced our allowance for bad debts by $20,000, to $40,000. We did not charge off any accounts receivable in the fiscal year ended December 31, 2007.

Research and development. Research and development expense increased by $990,795 to $1,741,434 for the year ended December 31, 2007 from $750,639 for the year ended December 31, 2006. We anticipate that we will continue to incur research and development expenses as we continue the development of the Hemiwedge® valve technology and implement additional product forms and applications of the valve technology. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $6,318,036 for the year ended December 31, 2007, a increase of $3,764,200 as compared to an operating loss of $2,553,836 for the year ended December 31, 2006.

On a segmental reporting basis, Shumate Machine Works recorded $571,263 in operating income for the year ended December 31, 2007. This operating income resulted from increased revenues at Shumate Machine Works.

Hemiwedge Valve Corporation recorded an operating loss of $3,525,693 for the year ended December 31, 2007. This operating loss was primarily due to the scale -up of the Hemiwedge Valve Corporation operations, including significant expenses of $380,000 for new executives and sales and marketing personnel additions and $38,000 related to recruiting costs. Additionally, we incurred $1,741,434 in research and development expenses.

In addition, we incurred general corporate overhead expenses of $3,363,606 for the year ended December 31, 2007 resulting from the costs of operating a publicly reporting company including $733,000 for accounting, legal and professional fees, for Sarbanes-Oxley consulting costs, filing costs, $530,000 for investor relations and shareholder meeting costs.

We have not reduced our fixed costs or our research and development costs significantly enough to bring them below the revenues we generated in the period. In the event that we successfully commercialize our Hemiwedge® products, we anticipate that increased revenues from the sales of our Hemiwedge® products will improve our results of operations.

Debt forgiveness income. We recognized $2,000,000 in debt forgiveness income during the year ended December 31, 2006 as a result of the amendment of our loan agreement with Stillwater National Bank.

Interest expense. Interest expense increased by $137,453 to $892,748 for the year ended December 31, 2007, from $755,295 for the year ended December 31, 2006. Our interest expense increased due to increased amount of debt from the convertible notes issued in 2007 along with our senior credit facility costs.

Provision for income taxes. We generated a net loss of $7,210,784 for the year ended December 31, 2007 compared to a net loss of $1,309,131 for the year ended December 31, 2006. We have made no provision for income taxes due to our tax loss carry-forward from previous years.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit of $4,647,597 at December 31, 2007. We had cash of $83,591 as of December 31, 2007, compared to having cash of $1,547,326 at December 31, 2006.

We used $4,475,529 of net cash in operating activities for the year ended December 31, 2007, compared to using $1,885,632 in the year ended December 31, 2006. Cash used in operating activities is primarily due to an increase in inventory of $365,000 and $220,000 in other assets This was offset by non-cash charges of $608,000 for amortization and depreciation and $1,346,000 for issuances of stock, stock options and warrants.

Net cash flows used in investing activities was $450,849 for the year ended December 31, 2007, compared to $895,087 in the year ended December 31, 2006. Cash of $388,773 was used for the purchase of property and equipment and $62,076 was used for patent investments.

Net cash flows provided by financing activities were $3,462,643 for the year ended December 31, 2007, compared to net cash provided by financing activities of $4,113,827 in the year ended December 31, 2006. Cash provided by financing activities is primarily due to proceeds from notes payable of $3,300,000, offset by payments on notes payable of $460,473 and net decrease in draws on bank credit line of $14,310.

Bank Credit Facility

The primary source of our financing has been our credit facility with Stillwater National Bank. Our credit facility with Stillwater National Bank was restructured on October 19, 2005 and further amended as set forth below.

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

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Our prior Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,998 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (along with our co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires us to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate.

2. Revolving Loan. Our prior revolving promissory note dated October 19, 2005 in favor of Stillwater, had an outstanding principal balance of $893,676 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (and the other co-borrowers set forth above) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory were used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was equal to the balance of our prior line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate. On the 28th day of each month, beginning January 28, 2008, we will pay all interest accrued on the new revolving promissory note. The amount we can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

The loan documents for the Stillwater line of credit and term loan require us to meet certain financial ratios and tests. Stillwater issued waivers under the original credit facility for periods tested where were not in compliance with certain covenants thereunder. However, we have not received a waivers for the March 31, 2008 period under the Amended Stillwater Credit Facility where we were not in compliance with certain covenants thereunder. As of the date of this report, we have not received a notice of default from Stillwater. Should Stillwater decide to declare a default, it would result in an acceleration of the related debt and could result in Stillwater foreclosing on our assets.

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

Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Shumate estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method. The amortized amount for the year ended December 31, 2007 is $187,589.

We granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008. We accrued approximately $26,000 at December 31, 2007 for estimated liquidated damages penalties expected to be due such investors for failure to timely register their shares as required under the registration rights agreement.

We used the net proceeds from the financing for working capital and general corporate purposes. An NASD member firm acted as primary placement agent in connection with the offering and received $210,000 in commissions while another NASD member firm received $5,000 in placement agent fees. . In addition, another $10,000 in legal fees were incurred. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

Liquidity and Capital Requirements

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

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was approximately $526,206 at May 14, 2008, and at the time, $1,000,000 was the maximum allowed due to the amount of the qualifying accounts receivable and inventory, also referred to as our borrowing base. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

As of the date of this report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements in Shumate Machine Works through fiscal year 2008 through existing working capital and cash flows generated from operations, although our working capital position may fluctuate depending on the timing of our receipt of research and development milestone payments under the Hemiwedge Valve Corporation’s development agreement with At Balance Americas, LLC. It is possible that we may not achieve any further milestones set forth in the development agreement, in which case our working capital will be materially compromised.

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

Our management has also contemplated monetizing certain assets to address our capital needs. Presently, the assets held by our Shumate Machine Works subsidiary are one opportunity available for sale which we are considering to address our capital needs. As such, our management is currently searching for suitable acquisition partners to purchase all, or substantially all of the assets of Shumate Machine Works on an informal basis. Such a sale, if consummated, could enable us to retire our senior debt. This, coupled with the continued growth of our Hemiwedge® valve product lines, could result in the remaining company being a more attractive candidate for additional future debt and/or equity financing.

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

Off-Balance Sheet Arrangements

None.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shumate Industries, Inc.
Conroe, Texas

We have audited the accompanying consolidated balance sheets of Shumate Industries, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007and 2006. These consolidated financial statements are the responsibility of Shumate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shumate as of December 31, 2007 and 2006 and the results of its consolidated operations and its consolidated cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that Shumate will continue as a going concern. Shumate requires significant amount of cash in its operations and does not have sufficient cash to fund its operations for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 2, 2008

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$83,591	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000	502,383	554,134
Inventory	1,259,166	893,650
Prepaid expense and other current assets	497,245	198,753

Total current assets	2,342,385	3,193,863

Fixed assets, net of accumulated depreciation of $2,502,132 and $1,922,242	2,376,061	2,303,372
Patents, net of accumulated amortization of $58,078 and $29,038	340,366	307,331
Deposits	84,320	104,140

Total assets	$5,143,132	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,065,656	$652,980
Accounts payable - related party	105,000	-
Accrued expenses	1,548,504	435,234
Deferred revenue	-	400,000
Current portion of notes payable - other	8,798	75,370
Current portion of capital lease obligation	51,586	31,924
Current portion of equipment notes payable	5,578	-
Current portion of convertible notes payable, net of discount of $364,290	2,800,535	-
Current portion of term note payable - T Swift	250,000	-
Current portion of term note payable - Stillwater National Bank	389,719	480,565
Line of credit - Stillwater National Bank	764,606	778,916

Total current liabilities	6,989,982	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	-	51,838
Long term portion of equipment notes payable	24,479	-
Term note payable - Stillwater National Bank	2,614,279	2,883,392

Total long term liabilities	2,638,758	2,935,230

Total liabilities	9,628,740	5,790,219

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 20,578,071 and 19,322,277 shares issued and outstanding	20,578	19,322
Additional paid-in-capital	22,581,595	20,015,762
Deferred compensation	-	(39,600)
Accumulated deficit	(27,087,781)	(19,876,997)

Total stockholders' equity (deficit)	(4,485,608)	118,487

Total liabilities and stockholders' equity (deficit)	$5,143,132	$5,908,706

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	ended December 31,
	2007	2006

REVENUES	$9,033,614	$7,719,882

COST OF REVENUES
Cost of revenues	6,605,358	5,665,243
Depreciation expense	416,536	368,127

Total cost of revenues	7,021,894	6,033,370

GROSS PROFIT	2,011,720	1,686,512

OPERATING EXPENSES:
Selling, general and administrative	6,396,410	3,427,349
Depreciation expense	191,912	82,360
Bad debt expense (recovery)	-	(20,000)
Research and development	1,741,434	750,639

Total operating expenses	8,329,756	4,240,348

LOSS FROM OPERATIONS	(6,318,036)	(2,553,836)

OTHER INCOME (EXPENSE)
Debt forgiveness income	-	2,000,000
Interest expense	(892,748)	(755,295)

NET LOSS	$(7,210,784)	$(1,309,131)

Basic net income (loss) per share	$(0.36)	$(0.09)
Diluted net income (loss) per share	(0.36)	(0.09)

Weighted average shares outstanding-Basic	20,061,282	15,367,674
Weighted average shares outstanding-Diluted	20,061,282	15,367,674

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2005	12,116,394	$12,116	$12,278,742	$-	$(18,567,866)	$(6,277,008)

Common stock issued for services	85,000	85	99,415	-	-	99,500
Common stock issued for cash	7,120,883	7,121	5,590,429	-	-	5,597,550
Costs of raising capital	-	-	(537,538)	-	-	(537,538)
Options and warrants issued	-	-	337,075	-	-	337,075
Related party debt forgiveness	-	-	2,247,639	-	-	2,247,639
Deferred compensation	-	-	-	(39,600)	-	(39,600)

Net loss	-	-	-	-	(1,309,131)	(1,309,131)

Balances at December 31, 2006	19,322,277	19,322	20,015,762	(39,600)	$(19,876,997)	118,487

Common stock issued for cash	680,520	681	769,079			769,760
Common stock issued for services	480,050	480	643,377			643,857
Costs of raising capital			(132,333)			(132,333)
Cashless exercise of warrants	95,224	95	(95)			-
Options and warrants issued			733,310			733,310
Discount on beneficial conversion feature related to convertible notes payable			552,495			552,495
Deferred compensation				39,600		39,600

Net loss					(7,210,784)	(7,210,784)

Balances at December 31, 2007	20,578,071	$20,578	$22,581,595	$-	$(27,087,781)	$(4,485,608)

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,210,784)	$(1,309,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness income	-	(2,000,000)
Depreciation and amortization expense	608,448	450,487
Bad debt expense (recovery)	-	(20,000)
Amortization of beneficial conversion feature discount	187,589	-
Stock-based compensation	1,346,332	396,975
Changes in:
Accounts receivable	51,751	425,782
Inventory	(365,516)	(611,550)
Other assets	(220,133)	(107,111)
Accounts payable	412,673	189,839
Accounts payable - related party	105,000	-
Accrued expenses	1,009,111	299,077
Deferred revenue	(400,000)	400,000
Net cash used in operating activities	(4,475,529)	(1,885,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(388,773)	(916,735)
Proceeds from sale of fixed assets	-	75,000
Purchase of patents	(62,076)	(53,352)
Net cash used in investing activities	(450,849)	(895,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	(14,310)	(58,699)
Payments on notes payable	(100,514)	(887,486)
Payments on notes payable - related party	(359,959)	-
Proceeds from notes payable	3,300,000	-
Proceeds from sales of common stock, net of offering cost	637,426	5,060,012
Net cash provided by financing activities	3,462,643	4,113,827

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,463,735)	1,333,108

CASH AND CASH EQUIVALENTS, beginning of period	1,547,326	214,218

CASH AND CASH EQUIVALENTS, end of period	$83,591	$1,547,326

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	422,712	500,302

Non-cash investing and financing transactions:
Cashless exercise of options	97,500	-
Note payable for purchase of fixed assets	31,823	-
Accrued interest on bridge loan	115,441	-
Discount on warrants	413,571
Discount for beneficial conversion feature related to convertible notes payable	138,924	-
Amount accrued for purchase of fixed assets	231,500	-
Related party debt foregiveness income	-	2,247,639

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was $40,000 and $40,000 as of December 31, 2007 and December 31, 2006, respectively.

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

Patents. Patents are initially measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 8 to 10 years and are stated net of accumulated amortization at $58,078 and $29,038 at December 31, 2007 and 2006, respectively. Amortization expense of $29,041 and $29,041 was charged to operations during 2007 and 2006, respectively.

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

There were 991,000 and 805,000 options issued to employees and non-employee directors during the year ending December 31, 2007 and 2006, respectively. See Note 13 for details.

Accounting for Derivative Instruments. Shumate does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Shumate evaluates all of it financial instruments under the application of SFAS 133 and EITF 00-19 to determine if such the financial instruments are derivatives or contain features that qualify as embedded derivatives. There are no derivative instruments outstanding as of December 31, 2007 and 2006.

Basic and Diluted Net Income per Share. Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $5,711,806 and $2,553,836 in 2007 and 2006, respectively, and has an accumulated deficit of $27,087,780. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. To address these concerns, Shumate has raised proceeds of approximately $3,050,000 through a convertible note private offering in 2007. Additionally, Shumate has sought recapitalization in debt or equity during 2008, however there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including revenues and cash flow from the Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed during 2008 to assist in the sales and marketing efforts to improve our results of operations. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 – SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation. Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Year Ended December 31, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$7,928,763	$1,104,851	$-	$9,033,614
Cost of revenues	6,456,678	565,216	-	7,021,894
Gross profit	1,472,085	539,635	-	2,011,720
Interest expense	547,845	7,841	337,062	892,748
Depreciation and amortization	373,909	234,539	-	608,448
Net income (loss)	23,419	(3,533,534)	(3,700,669)	(7,210,784)
Total assets	2,736,478	2,177,155	229,499	5,143,132
Expenditures for long-lived assets	495,029	219,625	-	714,654

	Shumate	Hemiwedge	Corporate
Year Ended December 31, 2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$7,403,802	$316,080	$-	$7,719,882
Cost of revenues	5,813,428	219,942	-	6,033,370
Gross profit	1,597,217	89,295	-	1,686,512
Interest expense	501,271	4,681	249,343	755,295
Depreciation and amortization	369,557	80,930	-	450,487
Debt forgiveness income	2,000,000	-	-	2,000,000
Net income (loss)	2,052,936	(1,984,776)	(1,377,291)	(1,309,131)
Total assets	3,181,994	1,873,883	852,829	5,908,706
Expenditures for long-lived assets	284,173	685,914	-	970,087

NOTE 4 – RESEARCH AND DEVELOPMENT CONTRACT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC is an affiliate of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. At Balance is not a related party and the development agreement was negotiated on an arm’s length basis. The agreement provides Hemiwedge Valve Corporation with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. The contract includes three major phases with partial funding in advance of each phase, and progress payments throughout each phase. The table below includes revenue and expenses recognized by Hemiwedge Valve Corporation during the respective years ended December 31.

	2007	2006

Contractual Research and Development Revenue	$1,084,629	$-

Contractual Research and Development Expense	347,727	-

Payments Received	495,219	400,000

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

Description	Life	2007	2006

Shop equipment	5-12 years	$4,281,177	$3,786,624
Other equipment and furniture	3 years	317,912	224,823
Leasehold improvements	5 years	279,104	214,167

		4,878,193	4,225,614
Less: accumulated depreciation		(2,502,132)	(1,922,242)

Property and equipment, net		$2,376,061	$2,303,372

Depreciation expense in continuing operations totaled $608,448 and $450,487 in 2007 and 2006, respectively.

NOTE 6 – INTELLECTUAL PROPERTY

On December 5, 2005, Shumate acquired $238,500 the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates. Shumate contributed these intellectual property rights to Hemiwedge as a capital contribution. The intellectual property rights acquired consist of all patents, trademarks, and the internet website relating to the Hemiwedge® product line. The aggregate consideration paid for the intellectual property rights consisted of $138,500 in cash and a two-year six percent promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest. In addition, Shumate agreed to deposit (a) $72,000 into an escrow account, the property of Soderberg Research Inc., to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning in January 2006 and (b) three percent of the net sales proceeds collected from customers from (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after December 2005 and continue until March 29, 2013. The $72,000 in monthly advances shall be credited against the three percent of the net sales proceeds. Amortization expense in continuing operations totaled $29,042 and $29,038 in 2007 and 2006, respectively.

NOTE 7 – NOTES PAYABLE – STILLWATER NATIONAL BANK

	2007	2006
$1,000,000 line of credit with Stillwater National Bank secured by a first priority security interest in all of Shumate’s existing and future assets. The line of credit bears interest at a rate equal to the prime rate plus two percent. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 80% of eligible accounts receivable, and (b) 50% of eligible inventory. This line of credit is secured by a first priority security interest in all of Shumate’s existing and future assets. The line of credit was amended January 25, 2008.	$764,606	$778,916

$3,633,053 term note dated March 31, 2006 with Stillwater National Bank. The note is an amendment and restatement of a promissory note in the original amount of $5,633,053 delivered to Stillwater in connection with the October 19, 2005 reorganization (at which time Stillwater was not considered a related party), and reflects $2,000,000 of debt forgiveness by Stillwater agreed to at the time of the October 2005 reorganization. The note requires one interest only payment on March 31, 2006, and thereafter requires Shumate to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the note over 84 months. The note is due and payable on April 19, 2008, at which time Shumate will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets. The term note was amended January 25, 2008.
	3,003,998	3,363,957

Total	$3,768,604	$4,142,873

NOTE 8 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2007 and 2006 included the following:

	2007	2006

Accrued interest on notes payable	$30,800	$-
Payroll taxes and estimated penalties	216,288	190,349
Accrued vacation	-	75,048
Accrued salaries and commissions	64,435	44,726
Rebates	66,541	60,105
Failed Acquisition Contingency	178,995	-
Officer Indemnification	580,000
Accrued capital expenditure	219,600	-
Other	191,845	65,006

	$1,548,504	$435,234

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among Shumate Industries, Inc., Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt. In connection therewith, Shumate was required to pay Sunbelt a termination fee of $150,000 for which we have recorded an accrued expense of $178,995 for such contingency.

During the year ended December 31, 2007, Shumate agreed to indemnify one of its officers in connection with a judgment assessed against him personally resulting from a previously discharged corporate tax liability. This resulted in an accrued expense of $580,000 in the 4th quarter of 2007.

NOTE 9 – NOTES PAYABLE AND CAPITAL LEASE

During the year ended December 31, 2007, Shumate sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to two accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue same to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

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

The notes were issued with a warrant to purchase up to 610,000 shares of Shumate’s common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.
Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5 and 00-27, Shumate discounted the fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method. The amortized amount for the year ended December 31, 2007 is $187,589. A summary of these convertible notes is as follows:

Gross proceeds from the notes	$3,050,000
Less: discount on the warrants	(413,571)
Less: beneficial conversion feature of the notes	(138,924)
Add: amortization of discounts	187,589
Add: accrued interest	115,441

Carrying amount of notes as of December 31, 2007	$2,800,535

Shumate granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008.

In connection with the offering, the placement agents received $215,000 in fees. In addition, another $10,000 in legal fees were incurred. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

In October 2007, Shumate sold $250,000 of principal amount of a promissory note. The note was due and payable as of December 31, 2007, and bears interest at twelve percent (12%). The note has been extended as a demand loan.

In June 2006, Shumate entered into a financing agreement with an independent third party to sell and leaseback certain machinery and equipment, which is accounted for as a capital lease. This lease agreement contains a residual value guarantee at the end of the lease term. The cost of equipment under the capital lease is included in the balance sheet as shop equipment of approximately $100,000 at December 31, 2007. Amortization of the assets under the capital lease were included in the depreciation expense. Remaining payments under the capital lease equal $51,586 at December 31, 2007.

Future minimum lease payments under the capital lease are as follows:

Year Ending
December 31, 2008	$51,586
Less amount representing interest	(11,841)
Present value of minimum lease payments	$39,745

On December 5, 2005, Hemiwedge executed a promissory note to Soderberg Research and Development, Inc. and certain of its affiliates in the amount of $100,000 in connection with the purchase of intellectual property (See Note 6). The note bears interest at the rate of six percent and is payable in twenty-four equal installments of principal and interest beginning January 1, 2006 and ending December 1, 2007. The balance as of December 31, 2007 was $8,798.

NOTE 10 – INCOME TAXES

Shumate uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Shumate has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,000,000 at December 31, 2007, and will expire in the years 2022 through 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax asset	$9,445,000
Valuation allowance	(9,445,000)

Net deferred tax asset	$-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Shumate incurred such an ownership change both 2006 and 2005. As the result of the ownership change, Shumate’s use of net operating losses through the date of change is restricted. Losses subsequent to the date of change are not restricted.

NOTE 11 – COMMON STOCK

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

Subject to certain conditions, Shumate has granted these February investors a right of first refusal, for a period of one year from June 30, 2006 to participate in any subsequent financing that Shumate conducts. As of the date of this report, these rights have expired.

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

Subject to certain conditions, Shumate has granted these investors a right of first refusal, for a period of one year from the final closing of the offering filed in connection with this transaction, to participate in any subsequent financing that Shumate conducts, subject to rights granted to previous investors. As of the dated of this report, these rights have expired.

In the event that during the period commencing on December 14, 2006 and ending on the earlier to occur of: (i) March 14, 2008; or (ii) the Company and At Balance Americas, a Shell Technology Ventures company, entering into a definitive distribution agreement for the Company’s Hemiwedge® DIV product, the Company sells any shares of its Common Stock or securities convertible into Common Stock or exercisable for shares of Common Stock at less than $1.00 per share, the Company shall be obligated to adjust, on a full-ratchet basis, the number of shares of Common Stock issued to Investors in this Offering as if the shares of Common Stock purchased in this Offering were purchased at such lower price. As of the date of this report, these rights have expired.

In the event that, during the period commencing on December 14, 2006 and ending on the earlier to occur of: (i) March 14, 2008; or (ii) the Company and At Balance Americas, a Shell Technology Ventures company entering into a definitive distribution agreement for the Company’s Hemiwedge® DIV product, the Company sells any shares of its Common Stock or securities convertible into Common Stock or exercisable for shares of Common Stock at less than the exercise price of the Class A Warrants, the Company shall be obligated to adjust, on a full-ratchet basis, the exercise prices thereof, as applicable. As of the date of this report, these rights have expired.

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

Between April 1, 2007 and December 31, 2007, Shumate issued an aggregate of 420,050 shares of common stock valued at $660,912 for consulting services, professional fees, and hiring incentives.

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

Between July 1, 2007 and September 30, 2007, Shumate incurred $24,454 in offering costs.

In December, 2007, the company issued 60,000 shares of restricted stock as a hiring incentive. 5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule.

NOTE 12 – DISCONTINUED OPERATIONS / DEBT FORGIVENESS INCOME

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

NOTE 13 – STOCK OPTIONS AND WARRANTS

Shumate currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through December 31, 2007 of which 296,429 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 4,783,690 shares have been issued to date and 1,796,000 options have been granted through December 31, 2007. In addition, there were 48,571 non-plan options outstanding as of December 31, 2006.

During the year ended December 31, 2006, Shumate granted 805,000 options at exercise prices ranging from $0.65 to $1.35 per share for services rendered and valued at the options’ fair value totaling $772,734. Of this amount, $322,793 and $146,227 was recorded as compensation expense in the years ended December 31, 2006 and 2007 respectively. $142,006 of the fair value will not be recognized based on non-vested options for employees that were no longer employed as of December 31, 2007. The remaining $161,708 was deferred to recognize over the future periods in which the options vest and the services are being performed. The weighted average term in which the unrecognized expense will be amortized is 1.5 years.

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

Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2006 include (1) 4.19% - 4.99% risk-free interest rate, (2) 3 year option life is the expected remaining life of the options, (3) expected volatility ranged from 195% to 206%, and (4) zero expected dividends.

During 2006, 87,857 warrants were expired unexercised.

During the year ended December 31, 2007, Shumate granted 991,000 options to its employees and non-employee directors at exercise prices ranging from $1.00 to $2.25 per share for services rendered and valued at the options' fair value totaling $728,170. Of this amount, $516,645 was recorded as compensation expense during the year ended December 31, 2007 and $211,525 was deferred to recognize over the future periods in which the options vest and the services will be performed. The weighted average term in which the unrecognized expense will be amortized is 2.4 years.

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

Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2007, include (1) 2.85% - 5.00% risk-free interest rate, (2) 2.5 to 3.5 year option life is the expected remaining life of the options, (3) expected volatility of 81% - 182%, and (4) zero expected dividends.

During the year ended December 31, 2007, Shumate also recognized $146,227 option expense for options granted in the prior year that vested in the current year.

During 2007, 150,000 options were exercised and 163,047 expired unexercised. In the same period 680,520 warrants were exercised and 891,045 expired unexercised.

Summary information regarding options and warrants is as follows:

Share Price	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2005	53,857	$8.95		201,712	$7.94

Year ended December 31, 2006:
Granted	805,000	1.06		2,534,530	1.19
Forfeited	(1,000)	4.20		(87,857)	6.99

Outstanding at December 31, 2006	857,857	1.55	$222,900	2,648,385	1.51	$356,802

Year ended December 31, 2007:
Granted	991,000	1.57		2,023,490	1.69
Exercised	(150,000)	0.65		(680,520)	1.13
Forfeited	(163,047)	3.66		(891,045)	2.29

Outstanding at December 31, 2007	1,535,810	$1.42	$5,000	3,100,310	$1.49	$20,320

Options outstanding and exercisable as of December 31, 2007:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$4.20	3,143	0.41	3,143
0.75	100,000	3.04	33,334
1.00	100,000	3.22	100,000
1.20	50,000	0.09	50,000
1.35	150,000	3.45	50,000
1.33	75,000	3.62	25,000
1.20	6,667	0.08	6,667
1.21	50,000	3.70	50,000
1.15	10,000	3.79	3,333
1.75	20,000	3.95	-
1.75	75,000	4.02	75,000
1.90	32,000	4.02	-
2.25	10,000	4.07	-
1.90	60,000	4.36	60,000
1.80	500,000	4.61	500,000
1.00	294,000	4.98	294,000
	1,535,810	4.05	1,250,477

Warrants outstanding and exercisable as of December 31, 2007:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$0.63	119,532	3.15	119,532
1.50	12,000	3.59	12,000
1.25	1,398,936	3.96	1,398,936
2.00	536,300	4.25	536,300
1.25	263,542	4.42	263,542
1.89	410,000	4.28	410,000
1.25	60,000	4.63	60,000
1.89	200,000	4.84	200,000
1.50	100,000	4.94	100,000
	3,100,310	4.16	3,100,310

NOTE 14 – MAJOR CUSTOMERS

Two customers accounted for 71% of total revenues in 2007 and 77% of total revenues in 2006.

NOTE 15 – TERMINATION OF SUNBELT STOCK PURCHASE AGREEMENT

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among Shumate Industries, Inc., Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt. In connection therewith, Shumate was required to pay Sunbelt a termination fee of $150,000 for which we have recorded an expense of $333,575 for the year ended December 31, 2007 for prepaid acquisition costs accrued in connection with the stock purchase agreement.

NOTE 16 – RELATED PARTY TRANSACTIONS

On February 22, 2006, in connection with our private placement offering, Red Rock Interests, Ltd. purchased 85,000 shares of our common stock for a purchase price of $51,000. Steven B. Erikson, who serves as a director of our company, is the President and a shareholder of Red Rock Interests, Ltd. Red Rock Interests, Ltd. participated in the private placement offering on terms identical to all other purchasers in such offering.

In the same private placement offering, Virgil Swift, the brother of A. Earl Swift, purchased 100,000 shares of our common stock for a purchase price of $60,000. Virgil Swift participated in the private placement offering on terms identical to all other purchasers in such offering.

On November 3, 2006, in connection with our private placement offering, the Francis Jungers Trust purchased an aggregate of 110,000 shares of our common stock and 55,000 warrants to purchase shares of our common stock for an aggregate purchase price of $110,000. Frank Jungers, who serves as a director of our company, is the grantor of the Francis Jungers Trust and serves as its Trustee. The Francis Jungers Trust participated in the private placement offering on terms identical to all other purchasers in such offering.

In the same private placement offering, Randall Jungers, the son of Francis Jungers, purchased an aggregate of 200,000 shares of our common stock and 100,000 warrants to purchase shares of our common stock for an aggregate purchase price of $200,000. Randall Jungers participated in the private placement offering on terms identical to all other purchasers in such offering.

In connection with the election and appointment of Mr. Jungers to our board of directors in January, 2007, we granted Mr. Jungers an option to purchase up to 75,000 shares of our common stock at an exercise price of $1.75 per share pursuant to our 2005 Stock Incentive Plan. The options were fully vested and became exercisable immediately upon their grant. The options expire on the date that is five years from the date of grant.

Spectrum Law Group, LLP provides legal services to us. One of the partners at Spectrum Law Group, LLP is the son-in-law of Frank Marshik, one of our directors and stockholders. Spectrum Law Group, LLP billed us $93,000 in fees in 2005 and $82,500 in fees in 2006.

On March 26, 2007, the Francis Jungers Trust exercised 55,000 Class A Warrants and in connection therewith we issued 55,000 shares of our common stock and 55,000 Class B Warrants to the Francis Jungers Trust.

On March 28, 2007 the Marshik Family Trust exercised 12,000 Class A Warrants and in connection therewith we issued 12,000 shares of our common stock and 12,000 Class B Warrants to the Marshik Family Trust.

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

On August 9, 2007, the board of directors approved grants of non-qualified stock options to purchase 60,000 shares of common stock at an exercise price of $1.80 per share to each of our outside directors, Leo Womack, Steve Erikson, Francis Jungers and Frank Marshik under our 2005 Stock Incentive Plan. The term of each option is five years.

On August 9, 2007, the board of directors approved the issuance of 13,450 shares of common stock under our 2005 Stock Incentive Plan to Kenton Chickering III as compensation under a September 12, 2006 consulting agreement.

In December 2007, the board of directors agreed to indemnify our Chief Financial Officer, Matthew C. Flemming, for a judgment assessed against him resulting from a previously discharged corporate tax liability. We accrued an expense of $580,000 to reflect this contingency.

On January 25, 2008, our President, Larry Shumate, entered into that certain security agreement with Stillwater National Bank & Trust Company to secure the loans under the January 2008 Amended Loan Agreement with Stillwater. Mr. Shumate granted Stillwater a security interest in certain of his personal property with an aggregate value of $179,000 as collateral for payment.

In March 2008, Shumate borrowed $50,000 each from directors Frank Jungers, Kenton Chickering III and Steven B. Erikson, through Red Rock Interests, Ltd., for a total of $150,000. The loan was made pursuant to 12% demand promissory notes. The principal plus interest in the amount of $1,088 per loan ($51,088 each and $153,264 in the aggregate) was paid in full by Shumate in May 2008.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Shumate’s executive offices are in Conroe, Texas under following two operating leases:

On April 1, 2006, Shumate and the lessor terminated an existing lease scheduled to expire on June 30, 2009 and entered into a new lease with an expiration date of March 31, 2011. The base rent is payable at $18,600 per month. The new lease grants to Shumate an option to purchase the premises at the end of the lease term for an agreed-upon purchase price or current appraised value. If it exercises this option, Shumate is entitled to a credit in an amount equal to 5% of all lease payments paid during the term. Effective February 1, 2007, the lease was amended. 5,000 square feet was added to the lease, and the base rent increased to $22,100 per month. Future minimum lease payments under the lease increased to $265,200 annually in 2008 through 2010, and $66,300 in 2011.

In December 2005, Shumate entered into an operating lease with a third party landlord. This lease expires November 30, 2008 and is payable at $14,149 per month. The lease grants to Shumate an option to purchase the premises for a purchase price of $1,825,000, against which Shumate shall be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at seven percent over a period of 240 months. The landlord also granted to Shumate a right of first refusal with respect to the premises. In addition, Shumate entered into a sublease agreement to sublease of a portion of the premises. The sublease is a three-month sublease, with automatic extensions for the following 33 months, at a rate of approximately $4,000 per month. Future net minimum lease payments under the lease as of December 31, 2007 are $155,639 in 2008. Future net minimum lease receivables under the sublease as of December 31, 2007 are $44,000 in 2008.

Rent expense was $383,488 and $249,031 in 2007 and 2006, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On January 25, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (the "Amended Loan Agreement").

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Shumate’s current Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,998 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater has agreed to lend to Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note will be used to refinance the old term note and provide working capital. The new term note requires Shumate to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate.

2. Revolving Loan. Shumate’s current revolving promissory note dated October 19, 2005 in favor of Stillwater, had an outstanding principal balance of $893,676 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater has agreed to lend to Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit is the balance of Shumate’s existing line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. On the 28th day of each month, beginning January 28, 2008, Shumate will pay all interest accrued on the new revolving promissory note. The amount Shumate can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

In March 2008, Shumate borrowed $150,000 from several directors of the Company. The loan principal is due on demand and bears interest at 12% per annum. The principal plus interest in the amount of $1,088 has been paid in full by Shumate in May 2008.

On May 15, 2008, our wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301. The terms of the Original Lease included an option to purchase the underlying property. Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

Concurrently with the purchase of the property, Shumate Machine Works entered into a sale and simultaneous lease transaction with Trader Properties LLC. Shumate Machine Works sold the property to Trader Properties for an aggregate purchase price of $2,180,000 pursuant to a general warranty deed with vendor’s lien. As such, Shumate Machine works received net cash of $319, 617.

The terms of the Commercial Lease Agreement dated May 15, 2008 between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease. Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under the commercial lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of Hemiwedge Valve Corporation’s non-exempt personal property that is in the leased premises.

In May 15, 2008, Shumate Industries has guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008 with Trader Properties. In addition, Shumate Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008.

Shumate borrowed $100,000 from a third party under a promissory note. This note is due on demand and bears interest at 12% per annum.

On February 14, 2008, Shumate converted approximately $28,000 of accounts payable to a promissory note. This note is due on demand and bears interest at 10% per annum.

Subsequent to December 31, 2007, Shumate issued 369,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $155,640.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as that term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Business Conduct and Ethics and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit timely preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position

Larry C. Shumate	54	President, Chief Executive Officer and Chairman
Matthew C. Flemming	39	Chief Financial Officers and director
Russell T. Clark	41	Vice President, Chief Operating Officer and director
Francis X. Marshik	80	Director
Steven B. Erikson	39	Director
Leo B. Womack	64	Director
Kenton Chickering III	71	Director
Francis Jungers	80	Director

Larry C. Shumate is our President and Chief Executive Officer and is the current Chairman of the Board of Directors. Mr. Shumate founded Shumate Machine Works in 1978 and has more than 27 years of manufacturing and management experience. Mr. Shumate has been the President of Shumate Machine Works since its inception and became our President and Chief Executive Officer in 2004. Mr. Shumate has served as a director since April 2004.

Matthew C. Flemming is a director and our Chief Financial Officer, Treasurer, Secretary, and Executive Vice-President. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held Internet start-up company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held specialty products company. From May 1991 to December 1993, he was a Series 7 licensed financial advisor with Eppler, Guerin and Turner, a regional investment banking firm in the Southwest at that time. Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston. Mr. Flemming is a former officer of Excalibur Holdings, Inc., Excalibur Aerospace, Excalibur Steel, and Excalibur Services, all former direct or indirect subsidiaries of our company, prior to their respective filings for bankruptcy protection. Mr. Flemming has served as a director and as Chief Financial Officer since April 2002.

Russell T. Clark is a director and our Vice President and Chief Operating Officer. Mr. Clark has served as the Chief Operating Officer of Shumate Machine Works since 1998, developing operating procedures, production systems and controls and managing manufacturing personnel for growth. From 1988 to 1998, Mr. Clark worked at Baker Hughes in a variety of positions. From 1996 to 1998 he was Quality Assurance Manager for the western hemisphere for the Navitrak product line, and from 1988 to 1996, Mr. Clark served as Senior Quality Manager of Baker Hughes Develco and Senior Quality Engineer of Baker Hughes MWD. Mr. Clark has served as a director and Chief Operating Officer since April 2004.

Francis X. Marshik is a director. Mr. Marshik retired in 1986 from M.W. Kellogg, an engineering, construction and fabrication company, where he served as its Senior Vice President of Global Business Development since 1980. From 1974 to 1980, Mr. Marshik was Commercial Vice President of M.W. Kellogg in London, and from 1968 to 1972, he was the head of the Far East as General Manager of Japan. From 1950 to 1966, Mr. Marshik held various positions at C.F. Braun, an engineering company. He received a Bachelor of Science from Oregon State University. Mr. Marshik has served as a director since April 2002.

Steven B. Erikson is a director. Mr. Erikson is a co-founder of Flowchem, Ltd., a specialty chemical provider to the pipeline industry, and has been its president since 2001. From 1998 to 2000, Mr. Erikson was the president of Red Rock Interests, Ltd., a financial advisory and investment company. From 1995 to 1998, he was an associate with Jeffries & Co. in the Corporate Finance - Energy Group. From 1990 to 1993, Mr. Erikson was a senior consultant with PriceWaterhouseCoopers in the Bankruptcy and Turnaround Group. Mr. Erikson received a Bachelor of Arts in Economics from Colorado College and a Masters of Business Administration from Rice University.

Leo B. Womack is a director. Mr. Womack has been the President and a director of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. He has also been the Chairman and Chief Financial Officer of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund, since 1996. He has been a director of Valves Incorporated of Texas, a specialty lubricants manufacturer for pipelines, since 1975. From 1969 to 1978, Mr. Womack was a managing partner of Womack, Gilman, Ritzwaller, & Co., which later merged with Fox & Company, a national accounting firm. From 1965 to 1969, he was a senior accountant at Arthur Andersen & Co. Mr. Womack has been nominated to be a director of O.I. Corporation, a publicly traded company. Mr. Womack is licensed as a certified public accountant and a real estate broker. He received a bachelor of arts from Texas A&M University.

Kenton “Ken” Chickering III is a director. Mr. Chickering became a director of our company on September 12, 2006. From 1976 to 1999, Mr. Chickering held various positions with Daniel Industries and Daniel Valve Co., including Executive Vice President, Vice President of Sales and Marketing 1984-1988, and President of Daniel Valve Company from 1988-2003. In 1999, Emerson Electric Co. (NYSE:EMR) purchased Daniel Valve Company. Later it was sold to SPX Corporation (NYSE: SPW) in 2002. From 2003 to 2005, Mr. Chickering was Vice President of Development for SPX Valves & Controls, a division of SPX. Daniel Valve Company is a global manufacturer and marketer of valves for applications such as pipelines, loading and unloading terminals. From 1962 to 1976, Mr. Chickering was the Regional Manager for the eastern U.S. and Saudi Arabia for General Valve Co., a company that manufactured and marketed an expanding plug valve for pipeline service, which now is a part of Cameron International. Prior thereto, Mr. Chickering served three years as a petroleum officer in the U.S. Air Force and was a petroleum engineer with Humble Oil, a company that was subsequently acquired by Exxon. Mr. Chickering received his B.S. in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Chickering was the Chairman of the Valve Manufacturing Association in 1998. Mr. Chickering was also the Pipeline Committee Chairman of the ASME Petroleum Division in 1990 and the Chairman of the Petroleum Division Executive Committee in 1996.

Francis “Frank” Jungers is a director.  Mr. Jungers also serves as a director of Horizon Lines, Inc., a publicly traded company, Horizon Lines Holding and H-Lines Finance, and Esco Corporation, a private metals company. He also is a former Chairman of the Board and Chief Executive Officer of Arabian American Oil Company (Aramco), a petroleum producer.  During his career, Mr. Jungers has served as a director of AES Corporation and Georgia Pacific Corporation. Mr. Jungers has served as a director since January 2007.

Director Independence

Our Board of Directors has determined that Messrs. Marshik, Womack, Erikson, and Jungers are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” below. All members of each of our Audit, Compensation, and Nomination and Governance Committees are independent directors, except that Mr. Flemming, who is the Chairperson of the Nomination and Governance Committee, is not independent.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

During 2004, Excalibur Steel, Excalibur Services, and Excalibur Aerospace, and during 2005 Excalibur Holdings, Inc., had their debts and liabilities discharged in bankruptcy. Mr. Flemming and Mr. Marshik, who are currently members of our Board of Directors and, in Mr. Flemming’s case, an officer, were also directors and, in Mr. Flemming’s case, an officer, of our company during these periods. Excalibur Steel, Excalibur Services, Excalibur Aerospace, and Excalibur Holdings, Inc. are all former direct or indirect subsidiaries of our company.

None of our remaining officers or directors has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Information about our Board and its Committees.

Our Board of Directors held 4 formal meetings during fiscal 2007, and the Board of Directors acted by unanimous written consent on 10 occasions during fiscal 2007.

Audit Committee. Our Board of Directors established an Audit Committee which became active in April 2002. Since 2004 until August 2, 2006, our entire Board of Directors has served to act as the Audit Committee. On August 2, 2006, our Board of Directors appointed Leo B. Womack, Steven B. Erikson, and Frank X. Marshik to the Audit Committee and appointed Mr. Womack as the Chairman of the Audit Committee. Each of these directors continues to serve on the Audit Committee in the same capacity. All members of our Audit Committee are “independent” under American Stock Exchange standards. We have determined that Mr. Womack is an “audit committee financial expert” as such term is defined under the rules and regulations of the Securities Exchange Act of 1934, as amended.

The Audit Committee provides assistance to our board in satisfying its fiduciary responsibilities relating to our financial statements, financial reporting process, systems of internal accounting and financial controls and the annual independent audit of our financial statements. The Audit Committee is responsible for appointing or replacing the independent auditors, and approves all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee operates under a written charter adopted by our Board of Directors. Our Audit Committee held 4 meetings, all in conjunction with formal board meetings, in fiscal 2007.

Compensation Committee. On August 2, 2006, our Board of Directors established a Compensation Committee, appointed Steven B. Erikson, Leo B. Womack, and Frank X. Marshik to the Compensation Committee, and appointed Mr. Erikson as the Chairman of the Compensation Committee. Each of these directors continues to serve on the Compensation Committee in the same capacity. All members of our Compensation Committee are “independent” under American Stock Exchange standards.

The Compensation Committee’s basic responsibility is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, this committee oversees, reviews, and administers all of our compensation, equity, and employee benefit plans and programs. In addition, The Compensation Committee has the authority and responsibility to determine all aspects of executive compensation packages for executive officers and makes recommendations to the Board of Directors regarding the compensation of non-employee directors. This committee held acted by unanimous written consent on 5 occasions during fiscal 2007.

Nomination and Governance Committee.

On August 2, 2006, our Board of Directors established a Nominating and Governance Committee, appointed Matthew C. Flemming, Leo B. Womack, and Steven B. Erikson to the Nominating and Governance Committee, and appointed Mr. Flemming as the Chairman of the Nominating and Governance Committee. Each of these directors continues to serve on the Nominating and Governance Committee in the same capacity. All members of our Nomination and Governance Committee are “independent” under American Stock Exchange standards, except that Mr. Flemming, who is the Chairperson of the Nomination and Governance Committee, is not independent.

The Nomination and Governance Committee is responsible for overseeing, reviewing and making periodic recommendations concerning our corporate governance policies, and for recommending to the full Board of Directors candidates for election to the Board of Directors. This committee held one meeting during the last fiscal year in conjunction with a formal board meeting.

Nominees for the Board of Directors should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment, and integrity. The Board of Directors’ policy is to encourage selection of directors who will contribute to our overall corporate goals. The Nomination and Governance Committee may from time to time review the appropriate skills and characteristics required of board members, including such factors as business experience, diversity, and personal skills in oil & gas, technology, engineering, finance, marketing, sales, international business, financial reporting and other areas that are expected to contribute to an effective Board of Directors. In evaluating potential candidates for the Board of Directors, the Nomination and Governance Committee considers these factors in the light of the specific needs of the Board of Directors at that time.

In recommending candidates for election to the Board of Directors, the Nomination and Governance Committee considers nominees recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. The Nomination and Governance Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board of Directors. Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates as appropriate. Upon selection of a qualified candidate, the Nomination and Governance Committee would recommend the candidate for consideration by the full Board of Directors. The Nomination and Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees. To recommend a prospective nominee for the Nomination and Governance Committee’s consideration, submit the candidate’s name and qualifications to our Secretary in writing to the following address: Shumate Industries, Inc., Attn: Secretary, 12060 FM 3083, Conroe, Texas 77031. When submitting candidates for nomination to be elected at the Company’s annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws.

In particular, for the Nomination and Governance Committee to consider a candidate recommended by a stockholder for nomination at the 2008 Annual Meeting of Stockholders, the recommendation must be delivered or mailed to and received by our Secretary between December 1, 2007 and December 31, 2007 (or, if the 2008 annual meeting is not held within 30 days of the anniversary of the date of the 2007 annual meeting, within 10 days after our public announcement of the date of the 2008 annual meeting). The recommendation must include the following information to be considered at an annual meeting:

•	The stockholder’s name and address and the beneficial owner, if any, on whose behalf the nomination is proposed;

•	The stockholder’s reason for making the nomination at the annual meeting, and the signed consent of the nominee to serve if elected;

•	The number of shares owned by, and any material interest of, the record owner and the beneficial owner, if any, on whose behalf the record owner is proposing the nominee;

•	A description of any arrangements or understandings between the stockholder, the nominee and any other person regarding the nomination; and

•
Information regarding the nominee that would be required to be included in our proxy statement by the rules of the Securities and Exchange Commission, including the nominee’s age, business experience for the past five years and any other directorships held by the nominee.

Report of the Audit Committee

Our Audit Committee has issued the following report:

Management is responsible for our internal controls, financial reporting process, and compliance with laws and regulations and ethical business standards. The independent auditor is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes on behalf of the Board of Directors. In this context, the Audit Committee has reviewed and discussed with management and the independent auditors our audited financial statements. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from us and our management. Moreover, the Audit Committee has considered whether the independent auditor’s provision of other non-audit services to us is compatible with the auditor’s independence. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission. By recommending to the Board of Directors that the audited financial statements be so included, the Audit Committee is not opining on the accuracy, completeness, or fairness of the audited financial statements.

Leo B. Womack, Chairman
Steven B. Erikson
Frank X. Marshik

AUDIT COMMITTEE

Communications with the Board of Directors

Stockholders can send communications to the Board of Directors by sending a certified or registered letter to the Chairman of the Board, care of the Secretary, at our main business address set forth above. Communications that are threatening, illegal, or similarly inappropriate, and advertisements, solicitations for periodical or other subscriptions, and other similar communications will generally not be forwarded to the Chairman.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table

					Stock		Option	All Other
Name and Position	Year	Salary		Bonus	Awards ($)		Awards ($)	Compensation		Total ($)
Larry C. Shumate	2007	$172,885		—	—		—	$8,100	(1)	$180,985
Chairman, President and	2006	$150,000		$70,000	—		—	$11,770	(2)	$231,770
Chief Executive Officer

Matthew C. Flemming	2007	$166,154		—	—		—	$23,666	(3)	$189,820
Executive Vice President,	2006	$140,000		$67,500	—		—	$26,950	(4)	$234,450
Chief Financial Officer, Secretary and Treasurer

Russell T. Clark	2007	$142,885		—	—		—	$8,059	(5)	$150,944
Vice President and	2006	$120,000		$40,000	—		—	$17,770	(6)	$177,770
Chief Operating Officer

Kenton Chickering	2007	$129,116	(7)	—	$20,800	(8)	—	$10,000	(9)	$159,916
President – Hemiwedge	2006	N/A		N/A	N/A		N/A	N/A		N/A
Valve Corporation
(since January 2007)

(1)	Includes $8,100 for car allowance.

(2)	Includes $6,000 for car allowance and $5,770 as payment of cash for unused accrued vacation.

(3)	Includes $7,800 for car allowance, $4,400 for gas allowance, $3,850 for call phone allowance and $7,616 as payment of cash for unused vacation time.

(4)	Includes $6,000 for car allowance, $4,800 for gas allowance, $4,200 for cell phone allowance, and $10,770 as payment of cash for unused accrued vacation.

(5)	Includes $6,000 for car allowance and $2,059 as payment of cash for unused vacation time.

(6)	Includes $6,000 for car allowance and $11,770 as payment of cash for unused accrued vacation.

(7)	Includes $21,640 earned by Mr. Chickering for consulting services rendered to us in 2006 but paid in 2007.

(8)
Mr. Chickering received a stock award of 13,450 shares of our common stock as compensation for consulting services rendered in 2006 but paid in 2007. The value of the stock was determined at the time of grant and represents the compensation costs of the stock award for financial reporting purposes for the year under FAX 123R.

(9)	Includes $5,000 for a car allowance and $5,000 for country club dues.

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2007 for any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

On May 10, 2007, we entered into employment agreements with each of Larry C. Shumate, Matthew C. Flemming and Russell T. Clark. A description of the material terms of each agreement is set forth below.

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

Potential Payments upon Termination

Messrs. Shumate, Flemming and Clark have entered into an employment agreement. Under the terms of their respective employment agreements, each of Messr. Shumate, Flemming and Clark are entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that Shumate terminates their employment without cause or in the event that their employment is terminated due to death or disability.

The following table sets forth quantitative information with respect to potential payments to be made to Messrs. Shumate, Flemming and Clark upon termination in various circumstances. The potential payments are based on the terms of each of the Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination (1)
Larry C. Shumate	$92,500	(2)
Matthew C. Flemming	90,000	(3)
Russell T. Clark	77,500	(4)

(1)	Employee entitled to six months severance at the then applicable base salary rate.

(2)	Based on Mr. Shumate’s current annual base salary of $185,000.

(3)	Based on Mr. Flemming’s current annual base salary of $180,000

(4)	Based on Mr. Clark’s current annual base salary of $155,000

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended December 31, 2007.

	Fees Earned or
	Paid in	Stock	Option		All Other
Name	Cash	Awards ($)	Awards ($)		Compensation	Total ($)
Frank Marshik	—	—	$124,036	(1)	—	$124,036
Leo B. Womack	—	—	$46,548	(2)	—	$46,658
Steven B. Erikson	—	—	$46,548	(3)	—	$46,658
Kenton Chickering III	—	—	—		—	—
Francis Jungers	—	—	$142,586	(4)	—	$142,586

(1)
On May 9, 2007, Mr. Marshik was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.90 per shares for his services as an independent director. These options vested on May 9, 2007. In addition, on August 9, 2007, Mr. Marshik was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.89 per shares for his services as an independent director. These options vested on August 9, 2007. All of these options remained outstanding on December 31, 2007. The value represents compensation costs of stock options for financial reporting purposes for the year under FAS 123R

(2)
On August 9, 2007, Mr. Womack was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.89 per share for his services as an independent director. These options vested on August 9, 2007. All of these options remained outstanding as of December 31, 2007. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

(3)
On August 9, 2007, Mr. Erikson was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.89 per share for his services as independent director. These options vested on August 9, 2007. All of these options remained outstanding as of December 31, 2007. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

(4)
On January 5, 2007, Mr. Jungers was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.75 per shares for agreeing to serve as our board of directors. These options vested on June 6, 2007 the date which Mr. Jungers was elected to our board. In addition, on August 9, 2007, Mr. Jungers was granted a stock option to purchase up to 60,000 shares of our common stock at a price of $1.89 per shares for his services as an independent director. These options vested on August 9, 2007. All of these options remained outstanding on December 31, 2007. The value represents compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2007, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that (1) Messrs. Jungers and Erikson were late in filing their Form 4s in connection with their respective receipt of options for their service on the Board of Directors, (2) Messrs. Womack and Marshik did not file a Form 4 in connection with their receipt of options for their service on the Board of Directors (such transactions were reported on a Form 5) and (3) Mr. Chickering was late in filing his Form 4 in connection with his acquisition of shares for services rendered.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 14, 2008 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of May, 2008 we had 20,947,071 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Memorandum are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address(1)	Number Of Shares Beneficially Owned		Percentage Owned
Larry C. Shumate	1,760,100		8.40%
Matthew C. Flemming	1,116,350	(2)	5.33%
Russell T. Clark	1,418,400		6.77%
Frank X. Marshik	540,339	(3)	2.56%
Steven B. Erikson	205,000	(4)	*
Leo B. Womack	226,292	(5)	1.07%
Kenton Chickering III	136,090	(6)	*
Francis Jungers	527,000	(7)	2.50%
All directors and officers as a group	5,929,571		27.53%
 *Less than 1%.
(1)	The address is c/o Shumate Industries, Inc., 12060 FM 3083, Conroe, Texas 77301.

(2)	Mr. Flemming’s 1,116,350 shares have been pledged to Stillwater National Bank and Trust to secure payment for a loan collateralized by the shares.

(3)
Includes 270,910 shares held by the Marshik Family Trust, of which Mr. Marshik is a grantor and a trustee, 137,429 shares held by Mr. Marshik’s IRA, 12,000 shares underlying presently exercisable warrants, 120,000 shares underlying presently exercisable options. Mr. Marshik’s address is 8515 Costa Verde Boulevard, #907, San Diego, CA 92112.

(4)
Includes 95,000 shares held by Red Rock Interests, Ltd., of which Mr. Erikson is President and shareholder, 50,000 shares underlying presently exercisable options and 60,000 shares underlying options approved by the Board but not yet granted. Mr. Erikson’s address is c/o Shumate Industries, Inc. 12060 FM 3083, Conroe, Texas 77301.

(5)
Includes 110,792 shares held by a trust of which Mr. Womack is a trustee, 110,000 shares underlying presently exercisable options, 5,500 shares underlying presently exercisable warrants. Mr. Womack’s address is 710 North Post Oak Road, Suite 400, Houston, Texas 77024.

(6)	Includes 100,000 shares underlying presently exercisable options.

(7)
Includes 357,000 shares held by the Francis Jungers Trust, of which Mr. Jungers is a grantor and a trustee, 8,000 shares held by Mr. Jungers’ IRA, 9,000 shares held by the Julie Jungers Trust, of which Mr. Jungers’ spouse is a grantor and a trustee, 135,000 shares underlying presently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 19, 2005, we completed a financial restructuring of our company. As part of this restructuring, we issued 2,368,000 shares of our common stock to Stillwater National Bank, representing approximately 20% of our then issued and outstanding shares, in exchange for the cancellation of debt in the amount of $2,368,000, and we executed a convertible promissory note in the amount of $2,500,000 in favor of Stillwater. According to the terms of this note, Stillwater may, at its election, convert the principal amount of the note plus all accrued interest into shares of our common stock at a conversion rate of $1.00 per share. Stillwater also transferred to us all of the common stock it held in Shumate Machine Works.

We used $303,000 of the restructured debt to purchase machines from Larry C. Shumate, our President and Chief Executive Officer, and from A. Earl Swift, a former director.

Upon completion of the debt restructuring, we owed Stillwater a total of approximately $8,100,000 (not including a revolving credit line of $1,000,000). We received a release from Stillwater for the balance of any debt we owed (except to the extent that the debt was amended and restated, issued or guaranteed in the restructuring), which debt totaled approximately $3,813,000.

In conjunction with the debt restructuring, Stillwater loaned $350,000 to Matthew C. Flemming, our Chief Financial Officer. $100,000 of this loan was used to pay Stillwater money owed by Mr. Flemming pursuant to the terms of a personal line of credit. $250,000 of the loan was used by Mr. Flemming to purchase 250,000 shares of our common stock. Mr. Flemming had also personally guaranteed our loans to Stillwater. On October 19, 2005, Mr. Flemming owed approximately $10,000,000 under this personal guarantee of our corporate debt. As part of the restructuring of our debt, Stillwater released Mr. Flemming from the personal guarantee.

Also in conjunction with the debt restructuring, each of our executive officers, in return for their personal guarantees on new bank debt, and each of our non-employee directors, at the time of the restructuring, had received restricted stock awards that vested upon completion of the restructuring, as follows:

Larry C. Shumate	1,500,000 shares
Matthew C. Flemming	1,000,000 shares
Russell T. Clark	1,250,000 shares
Frank X. Marshik	200,000 shares

In addition, several of our officers and directors, both former and current, received shares of our common stock, either directly or indirectly, of common stock upon conversion of unsecured notes which they held for loans made to us, on the same terms and conditions as all other holders of unsecured notes, as follows:

Larry C. Shumate	132,600 shares
Matthew C. Flemming	16,350 shares
Russell T. Clark	88,400 shares
Frank X. Marshik	126,000 shares
A. Earl Swift	957,568 shares
William S.H. Stuart*	202,517 shares
David Rains	57,500 shares

*notes held by WSHS, Inc., a corporation controlled by William S.H. Stuart

On December 5, 2005, A. Earl Swift, our former director and a significant stockholder, purchased 416,667 shares of our common stock in a private placement at a purchase price of $0.60 per share for gross proceeds of $250,000. On January 10, 2006, we granted Mr. Swift an option to purchase 150,000 shares of our common stock at an exercise price of $0.65 per share, the fair market value on the date of grant. The term of the option is five years. The grant was made as an inducement to Mr. Swift to re-join our Board of Directors. Mr. Swift died on May 30, 2006. In recognition of his past service to us, our Board of Directors vested this option immediately.

On February 22, 2006, in connection with our private placement offering, Red Rock Interests, Ltd. purchased 85,000 shares of our common stock for a purchase price of $51,000. Steven B. Erikson, who serves as a director of our company, is the President and a shareholder of Red Rock Interests, Ltd. Red Rock Interests, Ltd. participated in the private placement offering on terms identical to all other purchasers in such offering.

In the same private placement offering, Virgil Swift, the brother of A. Earl Swift, purchased 100,000 shares of our common stock for a purchase price of $60,000. Virgil Swift participated in the private placement offering on terms identical to all other purchasers in such offering.

On November 3, 2006, in connection with our private placement offering, the Francis Jungers Trust purchased an aggregate of 110,000 shares of our common stock and 55,000 warrants to purchase shares of our common stock for an aggregate purchase price of $110,000. Frank Jungers, who serves as a director of our company, is the grantor of the Francis Jungers Trust and serves as its Trustee. The Francis Jungers Trust participated in the private placement offering on terms identical to all other purchasers in such offering.

In the same private placement offering, Randall Jungers, the son of Francis Jungers, purchased an aggregate of 200,000 shares of our common stock and 100,000 warrants to purchase shares of our common stock for an aggregate purchase price of $200,000. Randall Jungers participated in the private placement offering on terms identical to all other purchasers in such offering.

In connection with the election and appointment of Mr. Jungers to our board of directors in January, 2007, we granted Mr. Jungers an option to purchase up to 75,000 shares of our common stock at an exercise price of $1.75 per share pursuant to our 2005 Stock Incentive Plan. The options were fully vested and became exercisable immediately upon their grant. The options expire on the date that is five years from the date of grant.

Spectrum Law Group, LLP provides legal services to us. One of the partners at Spectrum Law Group, LLP is the son-in-law of Frank Marshik, one of our directors and stockholders. Spectrum Law Group, LLP billed us $93,000 in fees in 2005 and $82,500 in fees in 2006.

On March 26, 2007, the Francis Jungers Trust exercised 55,000 Class A Warrants and in connection therewith we issued 55,000 shares of our common stock and 55,000 Class B Warrants to the Francis Jungers Trust.

On March 28, 2007 the Marshik Family Trust exercised 12,000 Class A Warrants and in connection therewith we issued 12,000 shares of our common stock and 12,000 Class B Warrants to the Marshik Family Trust.

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

On August 9, 2007, the board of directors approved grants of non-qualified stock options to purchase 60,000 shares of common stock at an exercise price of $1.80 per share to each of our outside directors, Leo Womack, Steve Erikson, Francis Jungers and Frank Marshik under our 2005 Stock Incentive Plan. The term of each option is five years.

On August 9, 2007, the board of directors approved the issuance of 13,450 shares of common stock under our 2005 Stock Incentive Plan to Kenton Chickering III as compensation under a September 12, 2006 consulting agreement.

In December 2007, the board of directors agreed to indemnify our Chief Financial Officer, Matthew C. Flemming, for a judgment assessed against him resulting from a previously discharged corporate tax liability. We accrued an expense of $580,000 to reflect this contingency.

On January 25, 2008, our President, Larry Shumate, entered into that certain security agreement with Stillwater National Bank & Trust Company to secure the loans under the January 2008 Amended Loan Agreement with Stillwater. Mr. Shumate granted Stillwater a security interest in certain of his personal property with an aggregate value of $179,000 as collateral for payment.

In March 2008, Shumate borrowed $50,000 each from directors Frank Jungers, Kenton Chickering III and Steven B. Erikson, through Red Rock Interests, Ltd., for a total of $150,000. The loan was made pursuant to 12% on demand notes. The principal plus interest in the amount of $1,088 per loan ($51,088 each and $153,264 in the aggregate) was paid in full by us in May 2008.

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

Item 13. EXHIBITS.

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

10.20
Security Agreement dated as of January 25, 2008 between Larry Shumate and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Current Report on Form 8-K filed on January 31, 2008

10.21
Employment Agreement dated May 10, 2007 between Larry C. Shumate and Shumate Industries, Inc., incorporated by reference to Shumate’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

10.22
Employment Agreement dated May 10, 2007 between Matthew C. Flemming and Shumate Industries, Inc., incorporated by reference to Shumate’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

10.23
Employment Agreement dated May 10, 2007 between Russell T. Clark and Shumate Industries, Inc., incorporated by reference to Shumate’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

21.1	Subsidiaries of Shumate Industries, Inc., incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC.

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a).

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a).

32.1	Certification of Larry C. Shumate pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our Board of Directors selected Malone & Bailey, PC, independent accountants, as our auditors for the year ending December 31, 2007.  Malone & Bailey, PC previously audited our consolidated financial statements for the fiscal year ended December 31, 2006 and 2005. Representatives of Malone & Bailey, PC are not expected to attend this stockholder’s meeting.

Audit Fees

Malone & Bailey, PC billed us $70,000 in fees for our 2007 annual audit and $51,750 in fees for our 2006 annual audit, $67,685 in fees for the review of our quarterly financial statements in 2007 and $43,320 in fees for the review of our quarterly financial statements for 2006.

Audit-Related Fees

We did not pay any fees to Malone & Bailey, PC for assurance and related services that are not reported under Audit Fees above in 2007 or 2006.

Tax Fees

We did not pay any fees to Malone & Bailey, PC for tax compliance, tax advice or tax planning in 2007 or 2006.

All Other Fees

For 2007, Malone & Bailey, PC, billed us $47,124 for work in connection with the evaluation of a potential acquisition and $10,890 for support related to SEC matters. In 2006, Malone & Bailey, PC, billed us $19,450 for work in connection with our registration statements on Form SB-2.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our audit committee pre-approves all services to be provided by Malone & Bailey, PC and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Malone & Bailey, PC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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

Signatures	Title	Date

/s/ Larry C. Shumate	Chairman of the Board, President,	June 5, 2008
Larry C. Shumate	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	June 5, 2008
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	June 5, 2008

/s/ Leo B. Womack	Director	June 5, 2008
Leo B. Womack

/s/ Kenton Chickering III	Director	June 5, 2008
Kenton Chickering III