Form 10-Q/A
period 2008-03-31
SHUMATE INDUSTRIES INC
filed 2008-06-25
CIK 1085254

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 20, 2008, 21,079,071 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q is being filed to provide the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the quarterly report on Form 10-Q filed by us on May 20, 2008.

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,141	$83,591
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $40,000	247,483	502,383
Inventory	1,624,792	1,259,166
Prepaid expense and other current assets	529,100	497,245

Total current assets	2,418,516	2,342,385

Fixed assets, net of accumulated depreciation of $2,652,488 and $2,502,132	2,248,213	2,376,061
Patents, net of accumulated amortization of $65,338 and $58,078	344,406	340,366
Deposits	55,340	84,320

Total assets	$5,066,475	$5,143,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$1,497,592	$1,065,656
Accounts payable - related parties	128,475	105,000
Accrued expenses	1,736,086	1,548,504
Current portion of notes payable - other	302,537	258,798
Current portion of capital lease obligation	41,767	51,586
Current portion of equipment notes payable	5,578	5,578
Current portion of convertible notes payable, net of discount of $216,768 and $364,290	3,027,855	2,800,535
Current portion of term note payable - related party	197,085	-
Current portion of term note payable - Stillwater National Bank	389,719	389,719
Line of credit - Stillwater National Bank	499,899	764,606

Total current liabilities	7,826,593	6,989,982

Long term liabilities:
Long term portion of equipment notes payable	22,907	24,479
Term note payable - Stillwater National Bank	2,939,282	2,614,279

Total long term liabilities	2,962,189	2,638,758

Total liabilities	10,788,782	9,628,740

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 20,947,071 and 20,578,071 shares issued and outstanding	20,947	20,578
Additional paid-in-capital	22,789,305	22,581,595
Accumulated deficit	(28,532,559)	(27,087,781)

Total stockholders' (deficit)	(5,722,307)	(4,485,608)

Total liabilities and stockholders' (deficit)	$5,066,475	$5,143,132

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months
	ended March 31
	2008	2007

REVENUES	$1,454,436	$2,448,488

COST OF REVENUES
Cost of revenues	1,292,626	1,520,027
Depreciation expense	118,700	96,334

Total cost of revenues	1,411,326	1,616,361

GROSS PROFIT	43,110	832,127

OPERATING EXPENSES:
Selling, general and administrative	1,143,908	1,182,560
Depreciation expense	38,416	33,490
Bad debt expense (recovery)	(20,000)	6,400
Research and development	145,456	365,129

Total operating expenses	1,307,780	1,587,579

LOSS FROM OPERATIONS	(1,264,670)	(755,452)

OTHER (EXPENSE)
Interest expense	(180,108)	(153,723)

NET LOSS	$(1,444,778)	$(909,175)

Basic net income (loss) per share	$(0.07)	$(0.05)
Diluted net income (loss) per share	(0.07)	(0.05)

Weighted average shares outstanding-Basic	20,682,364	19,369,582
Weighted average shares outstanding-Diluted	20,682,364	19,369,582

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the three months ended March 31, 2008
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2007	20,578,071	$20,578	$22,581,595	$(27,087,781)	$(4,485,608)

Common stock issued for services	369,000	369	158,771		159,140
Options and warrants expense			48,939		48,939

Net loss				(1,444,778)	(1,444,778)

Balances at March 31, 2008	20,947,071	$20,947	$22,789,305	$(28,532,559)	$(5,722,307)

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,444,778)	$(909,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	157,116	146,400
Bad debt expense (recovery)	(20,000)	6,400
Amortization of beneficial conversion feature discount	147,522	-
Common stock issued for services	3,500	-
Options and warrants expense	48,939	166,739
Changes in:
Accounts receivable	274,900	(159,450)
Inventory	(365,626)	(147,636)
Other assets	82,548	(147,705)
Accounts payable	500,709	178,669
Accounts payable - related party	23,475	-
Accrued expenses	297,330	17,369
Deferred revenue	-	(400,000)
Net cash used in operating activities	(294,365)	(1,248,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(22,008)	(128,374)
Purchase of patents	(11,300)	(12,867)
Net cash used in investing activities	(33,308)	(141,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	(264,707)	(85,008)
Payments on notes payable	(20,188)	(93,517)
Proceeds from notes payable - related party	196,118	-
Proceeds from notes payable	350,000	-
Proceeds from sales of common stock, net of offering cost	-	735,561
Net cash provided by financing activities	261,223	557,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,450)	(832,594)

CASH AND CASH EQUIVALENTS, beginning of period	83,591	1,547,326

CASH AND CASH EQUIVALENTS, end of period	$17,141	$714,732

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest		119,158

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Amendment No. 1 to Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2007 as reported in the 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $1,264,670 for the three months ended March 31, 2008, and has an accumulated deficit of $28,532,559. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. Shumate has sought recapitalization in debt or equity during 2008, however there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including revenues and cash flow from the Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed to assist in the sales and marketing efforts to improve our results of operations. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 – SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation. Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Three Months Ended March 31, 2008	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,431,861	$22,575		$1,454,436
Cost of revenues	1,050,550	242,076		1,292,626
Gross profit	280,998	(237,888)		43,110
Interest expense	82,538	1,814	95,756	180,108
Depreciation and amortization	100,313	56,803		157,116
Net income (loss)	17,865	(855,724)	(606,919)	(1,444,778)
Total assets	2,560,253	2,283,574	222,648	5,066,475
Expenditures for long-lived assets	22,008	11,300		33,308

	Shumate	Hemiwedge	Corporate
Three Months Ended March 31, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,786,532	$661,956	$-	$2,448,488
Cost of revenues	1,267,565	252,462	-	1,520,027
Gross profit	422,633	409,494	-	832,127
Interest expense	144,620	494	8,609	153,723
Depreciation and amortization	96,334	33,490	-	129,824
Net income (loss)	71,837	(438,908)	(542,104)	(909,175)
Total assets	3,038,892	1,930,322	550,131	5,519,345
Expenditures for long-lived assets	22,873	118,368	-	141,241

NOTE 4 – NOTES PAYABLE

During the year ended December 31, 2007, Shumate sold $3,050,000 of convertible promissory notes including warrants to purchase 610,000 shares of its common stock to two accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue the interest to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

A summary of these convertible notes is as follows:

Carrying amount of notes as of December 31, 2007	$2,800,535
Add: amortization of discounts	147,522
Add: accrued interest	79,798

Carrying amount of notes as of March 31, 2008	$3,027,855

On January 25, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (the "Amended Loan Agreement").

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Shumate’s current Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,998 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires Shumate to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate.

2. Revolving Loan. Shumate’s current revolving promissory note dated October 19, 2005 in favor of Stillwater, had an outstanding principal balance of $893,676 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was the balance of Shumate’s existing line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. On the 28th day of each month, beginning January 28, 2008, Shumate will pay all interest accrued on the new revolving promissory note. The amount Shumate can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

Shumate borrowed $25,000 in March of 2008 from a third party under a promissory note. This note is due on demand and bears interest at 12% per annum.

In March 2008, Shumate borrowed $196,118 from several directors of the Company. The loan principal is due on demand and bears interest at 12% per annum. The principal plus interest in the amount of $1,088 has been paid in full by Shumate in May 2008.

NOTE 5 – EQUITY

During the quarter ended March 31, 2008, Shumate issued 369,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $155,640. In December, 2007, the company issued 60,000 shares of restricted stock as a hiring incentive. 5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule. During the quarter ended March 31, 2008, 5,000 shares vested and were valued and expensed at $3,500.

Shumate did not grant any new options or warrants during the three months ended March 31, 2008. We incurred approximately $48,939 in non-cash stock and option awards associated with FASB 123R for the three months ended March 31, 2008 from prior period grants.

NOTE 6 – SUBSEQUENT EVENTS

Sale Leaseback

On May 15, 2008, Shumate’s wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301. The terms of the Original Lease included an option to purchase the underlying property. Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

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

In May 15, 2008, Shumate Industries guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008 with Trader Properties. In addition, Shumate Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008. These warrants will be issued before July 31, 2008.

Loan Agreement

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the "Borrowers"), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the "Guarantors") and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at the prime rate (as defined) plus 2% and has a maturity date of August 31, 2008. As a condition to making the Loan, Stillwater required the issuance of 132,000 shares of Shumate’s common stock. These shares were issued on June 19, 2008. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all FFE, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

Legal Proceedings

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas elating to the to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.We have failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008 and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently employ 76 people at two plants totaling approximately 90,000 square feet in Conroe, Texas, north of Houston. Our executive offices are located at 12060 FM 3083, Conroe, Texas 77301. Our telephone number is (936) 539-9533 and our Internet address is www.shumateinc.com.

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

Concentration of credit risk

At March 31, 2008, two customers accounted for 58% of our trade accounts receivable balance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three months ended March 31, 2008 and 2007 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended
	March 31
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(97.0)	(66.0)
Gross profit	3.0	34.0

Selling, general and administrative	(78.7)	(48.3)
Depreciation	(2.7)	(1.4)
Bad debt recovery (expense)	1.4	(0.3)
Research and development	(10.0)	(14.9)
Operating loss	(87.0)%	(30.9)%

Comparison of the three months ended March 31, 2008 and 2007

Net sales.  Net sales decreased by $994,052 or a decrease of 41% to $1,454,436 for the three months ended March 31, 2008 from $2,448,488 for the three months ended March 31, 2007.

On a segmental reporting basis, Shumate Machine Works sales decreased by $354,671, or a decrease of 20%, to $1,431,861 for the three months ended March 31, 2008, compared to $1,786,532 for the three months ended March 31, 2007. The decrease in sales was attributed to lack of working capital that caused delays in procuring raw materials and delays in sub-contract outside services. Demand for Shumate Machine Works’ products and services, as measured by customer backlog of purchase orders, grew during the period by approximately 27% as compared to the three month period ended March 31, 2007.

Hemiwedge Valve Corporation sales decreased by $639,381, or a decrease of 97%, to $22,575 for the three months ended March 31, 2008, compared to $661,956 for the three months ended March 31, 2007. The revenues recorded as of March 31, 2007 reflect $579,200 in income for amounts earned for services completed under the development agreement with At Balance Americas, LLC. The revenues recorded in the first quarter ended March 31, 2008 reflect Hemiwedge Cartridge valve sales. Management believes that sales of the Hemiwedge Cartridge valve will increase significantly from distribution channels and independent representation agreements signed after the second quarter of 2008. Additionally, the company has received API and ISO approval for the Hemiwedge Cartridge valve which is needed in many process oriented applications such as refineries. Management also believes that future revenues in Hemiwedge Valve Corp will grow from consummation of anticipated licensing deals for its down hole valve and sub sea high pressure valves. We believe the industrial valve market to continue to grow in 2008 based on peer company announcements and publicly available industry forecasts.

Cost of Sales. Consolidated cost of sales decreased by $205,035 or 13%, to $1,411,326, for the three months ended March 31, 2008, from $1,616,361 for the three months ended March 31, 2007. As a percentage of net sales, cost of sales increased to 97.0% of net sales for the three months ended March 31, 2008 versus 66.0% of sales for the three months ended March 31, 2007. Cost of sales for Shumate Machine Works decreased by $217,015, while cost of sales for Hemiwedge Valve Corporation decreased by $10,386. Cost of sales includes various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and employee benefits expense. The decrease in cost of sales resulted from lower revenues. The increase in the cost of sales as a percentage of sales resulted from the loss of revenues of $579,200 from the development agreement and from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes. Additionally, higher cost of sales as a percentage of sales was negatively effected by reduced volumes at Hemiwedge Valve Corporation and their relatively higher margin impact to the net gross margin. As a result, we generated a gross profit of $43,110, with a gross profit margin of approximately 3%, for the three months ended March 31, 2008 as compared to a 34% gross profit margin in the same period 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes. Additionally, future licensing deals concluded for Hemiwedge valve technology may carry little or no cost of sales which in turn would benefit our gross margin mix. We believe that continued improvement in the energy markets resulting from higher commodity prices will continue to lead to better pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses decreased by $38,652 to $1,143,908 for the three months ended March 31, 2008, from $1,182,560 for the three months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses were 78.7% for the three months ended March 31, 2008, as compared to 48.3% for the comparable period in 2007. While the expenses remained materially flat, the change in percentage is due to the decrease in sales discussed above. We also incurred approximately $48,939 in non-cash stock and option awards associated with FASB 123R for the three months ended March 31, 2008. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $147,522 in amortization expense.

Depreciation. Depreciation expense increased by $10,716 to $157,116 for the three months ended March 31, 2008 from $146,400 for the three months ended March 31, 2007.

Bad debt expense. During the three months ended March 31, 2008, we reduced our allowance for bad debts by $20,000, to $20,000. We did not charge off any accounts receivable in the three months ended March 31, 2008.

Research and development. Research and development expense decreased by $219,673 to $145,456 for the three months ended March 31, 2008 from $365,129 for the three months ended March 31, 2007. The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we expect to incur research and development expenses as we continue the development of these Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,264,670 for the three months ended March 31, 2008, an increase of $509,218 as compared to an operating loss of $755,452 for the three months ended March 31, 2007.

On a segmental reporting basis, Shumate Machine Works recorded $100,403 in operating income for the three months ended March 31, 2008 as compared to operating income of $216,457 for the same period in 2007. This reduction in operating income is primarily the result of reduced revenues from a lack of working capital and delays in procuring raw materials for its needs.

Hemiwedge Valve Corporation recorded an operating loss of $853,910 for the three months ended March 31, 2008, as compared to an operating loss of $438,414 for the same period in 2007. The increase in operating loss is primarily due to the reduction in revenue related to the development agreement. Additionally, we incurred $145,456 in research and development expenses for the three months ended March 31, 2008, compared to $365,129 for the same period in 2007.

In addition, we incurred general corporate overhead expenses of $406,958 for the three months ended March 31, 2008 resulting from the costs of operating a publicly reporting company including $48,414 for accounting, legal and professional fees, for Sarbanes-Oxley consulting costs, filing costs, $44,231 for investor relations and shareholder meeting costs.

We have not reduced our fixed costs or our research and development costs significantly enough as compared to the revenues we generated in the period to generate an operating profit. In the event that we successfully commercialize our Hemiwedge® products, and have ample working capital at Shumate Machine Works to procure raw materials and develop efficiencies, we anticipate that the increased revenues from the sales of both our Hemiwedge® products and machining services will greatly improve our results of operations.

Interest expense. Interest expense increased by $26,385 to $180,108 for the three months ended March 31, 2008, from $153,723 for the three months ended March 31, 2007. Our interest expense increased due to increased amount of debt from the convertible notes issued in 2007 along with our senior credit facility costs.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities. We had a working capital deficit of $5,408,077 at March 31, 2008. We had cash of $17,141 as of March 31, 2008, compared to having cash of $83,591 at December 31, 2007.

We used $294,365 of net cash in operating activities for the three months ended March 31, 2008, compared to using $1,248,389 for the three months ended March 31, 2007. Cash used in operating activities is primarily due to an increase in inventory of $365,626. This was offset by non-cash charges of $157,116 for amortization and depreciation, $52,439 for issuances of stock, stock options and warrants and $147,522 related to amortization of the beneficial conversion feature on the convertible notes.

Net cash flows used in investing activities was $33,308 for the three months ended March 31, 2008, compared to $141,241 for the three months ended March 31, 2007.

Net cash flows provided by financing activities were $261,223 for the three months ended March 31, 2008, compared to net cash provided by financing activities of $557,036 for the three months ended March 31, 2007. Cash provided by financing activities is primarily due to proceeds from notes payable of $546,000, offset by payments on notes payable of $20,188 and net decrease in draws on bank credit line of $264,707.

Bank Credit Facility

A primary source of our financing has been our credit facility with Stillwater National Bank. Our credit facility with Stillwater National Bank was restructured on October 19, 2005 and further amended as set forth below.

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

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the "Borrowers"), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the "Guarantors") and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at the prime rate (as defined) plus 2% and has a maturity date of August 31, 2008. As a condition to making the Loan, Stillwater required the issuance of 132,000 shares of Shumate’s common stock. These shares were issued on June 19, 2008. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all FFE, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 4(T) – CONTROLS AND PROCEDURES

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas elating to the to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We have failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008 and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. . We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, we issued a 12% $25,000 promissory note from an unrelated third party. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On June 19, 2008, we issued 132,000 shares of our common stock to our senior lender, Stillwater National Bank. These shares were issued in connection with the May 2008 loan agreement with Stillwater. The loan agreement was disclosed on our Current Report on Form 8-K filed on June 10, 2008. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Larry C. Shumate pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

June 25, 2008	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

June 25, 2008	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)