Form 10-Q
period 2008-06-30
SHUMATE INDUSTRIES INC
filed 2008-08-14
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2008, 21,777,541 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐No ☒

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$-	$83,591
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $40,000	338,088	502,383
Inventory, net of allowance of $168,000 and $0	1,616,356	1,259,166
Prepaid expense and other current assets	482,726	497,245

Total current assets	2,437,170	2,342,385

Fixed assets, net of accumulated depreciation of $2,802,451 and $2,502,132	2,103,472	2,376,061
Patents, net of accumulated amortization of $72,598 and $58,078	342,588	340,366
Deposits	67,340	84,320

Total assets	$4,950,570	$5,143,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$1,503,086	$1,065,656
Accounts payable - related party	40,170	105,000
Accrued expenses	1,741,769	1,548,504
Deferred Gain on Sale/Leaseback	301,497	-
Current portion of notes payable - other	397,504	258,798
Current portion of capital lease obligation	30,757	51,586
Current portion of equipment notes payable	5,793	5,578
Current portion of convertible notes payable, net of discount of $56,467 and $364,290	3,269,905	2,800,535
Current portion of term note payable - related party	11,765	-
Current portion of term note payable - Stillwater National Bank	1,689,765	389,719
Line of credit - Stillwater National Bank	755,104	764,606

Total current liabilities	9,747,115	6,989,982

Long term liabilities:
Long term portion of equipment notes payable	21,527	24,479
Term note payable - Stillwater National Bank	2,648,976	2,614,279

Total long term liabilities	2,670,503	2,638,758

Total liabilities	12,417,618	9,628,740

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 21,429,071 and 20,578,071 shares issued and outstanding	21,429	20,578
Additional paid-in-capital	23,061,662	22,581,595
Accumulated deficit	(30,550,139)	(27,087,781)

Total stockholders' (deficit)	(7,467,048)	(4,485,608)

Total liabilities and stockholders' (deficit)	$4,950,570	$5,143,132

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$1,617,134	$2,299,584	$3,071,570	$4,748,072

COST OF REVENUES
Cost of revenues	1,838,330	1,833,533	3,130,956	3,353,560
Depreciation expense	118,307	94,911	237,007	191,245

Total cost of revenues	1,956,637	1,928,444	3,367,963	3,544,805

GROSS PROFIT (LOSS)	(339,503)	371,140	(296,393)	1,203,267

OPERATING EXPENSES:
Selling, general and administrative	1,229,477	1,493,674	2,373,385	2,676,234
Depreciation expense	39,416	54,798	77,832	104,864
Bad debt expense (recovery)	183,429	5,600	163,429	12,000
Research and development	50,756	323,847	196,212	672,400

Total operating expenses	1,503,078	1,877,919	2,810,858	3,465,498

LOSS FROM OPERATIONS	(1,842,581)	(1,506,779)	(3,107,251)	(2,262,231)

OTHER INCOME (EXPENSE)
Interest expense	(174,999)	(205,547)	(355,107)	(359,270)

NET LOSS	$(2,017,580)	$(1,712,326)	$(3,462,358)	$(2,621,501)

Basic net income (loss) per share	$(0.10)	$(0.09)	$(0.17)	$(0.13)
Diluted net income (loss) per share	(0.10)	(0.09)	(0.17)	(0.13)

Weighted average shares outstanding-Basic	20,978,412	20,033,449	20,830,961	19,703,350
Weighted average shares outstanding-Diluted	20,978,412	20,033,449	20,830,961	19,703,350

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the six months ended June 30, 2008
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2007	20,578,071	$20,578	$22,581,595	-	$(27,087,781)	$(4,485,608)

Common stock issued for services	851,000	851	367,689			368,540
Vesting of restricted shares			7,000			7,000
Options and warrants issued			105,378			105,378

Net loss					(3,462,358)	(3,462,358)

Balances at June 30, 2008	21,429,071	$21,429	$23,061,662	$-	$(30,550,139)	$(7,467,048)

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,462,358)	$(2,621,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	314,839	296,109
Bad debt expense (recovery)	163,429	12,000
Amortization of beneficial conversion feature discount	307,823	-
Stock-based compensation	97,783	844,242
Changes in:
Accounts receivable	184,295	(353,047)
Inventory	(357,190)	(201,566)
Other assets	158,829	(141,201)
Accounts payable	506,342	524,575
Accounts payable - related party	(74,830)	100,000
Accrued expenses	403,188	44,867
Deferred revenue	(3,526)	(271,813)
Net cash used in operating activities	(1,761,376)	(1,767,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in purchase and sale of facilities	319,617	-
Purchase of fixed assets	(29,730)	(166,112)
Purchase of patents	(16,742)	(12,866)
Net cash provided by (used in) investing activities	273,145	(178,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	(9,502)	21,368
Payments on notes payable	(162,623)	(59,442)
Payments on notes payable - related party	(184,353)	(159,614)
Proceeds from notes payable - related party	196,118	-
Proceeds from notes payable	1,565,000	-
Proceeds from sales of common stock, net of offering cost	-	671,550
Net cash provided by financing activities	1,404,640	473,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,591)	(1,472,451)

CASH AND CASH EQUIVALENTS, beginning of period	83,591	1,547,326

CASH AND CASH EQUIVALENTS, end of period	$-	$74,875

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	136,844	119,158

Non-cash investing and financing transactions:
Purchase and sale leaseback of facilities	1,719,978	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $3,107,251 for the six months ended June 30, 2008, and has an accumulated deficit of $30,550,139. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. Shumate has sought recapitalization with debt and equity during 2008, however there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including revenues and cash flow from its Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed during 2008 to assist in the sales and marketing efforts to improve our results of operations. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations alone. Management will seek to raise additional capital in fiscal year 2008, and possibly beyond 2008 if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 – SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation. Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Three Months Ended June 30, 2008	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,571,834	$45,300	$-	$1,617,134
Cost of revenues	1,484,360	472,277	-	1,956,637
Gross profit	87,474	(426,977)	-	(339,503)
Interest expense	73,522	1,336	100,141	174,999
Depreciation and amortization	99,920	57,303	-	157,223
Net income (loss)	(167,783)	(1,131,736)	(718,061)	(2,017,580)
Total assets	2,602,013	2,041,293	307,264	4,950,570
Expenditures for long-lived assets	-	14,164	-	14,164

	Shumate	Hemiwedge	Corporate
Three Months Ended June 30, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$1,994,808	$304,776	$-	$2,299,584
Cost of revenues	1,644,113	284,331	-	1,928,444
Gross profit	350,695	20,445	-	371,140
Interest expense	192,503	584	12,460	205,547
Depreciation and amortization	94,911	54,798	-	149,709
Net income (loss)	(45,439)	(864,757)	(802,130)	(1,712,326)
Total assets	3,225,038	1,837,336	160,164	5,222,538
Expenditures for long-lived assets	250,567	14,586	-	265,153

	Shumate	Hemiwedge	Corporate
Six Months Ended June 30, 2008	Machine Works	Valve Corp.	Allocation	Total
Revenues	$3,003,695	$67,875	$-	$3,071,570
Cost of revenues	2,635,224	732,739	-	3,367,963
Gross profit	368,471	(664,864)	-	(296,393)
Interest expense	156,060	3,150	195,897	355,107
Depreciation and amortization	200,233	114,606	-	314,839
Net income (loss)	(149,918)	(1,987,460)	(1,324,980)	(3,462,358)
Total assets	2,602,013	2,041,293	307,264	4,950,570
Expenditures for long-lived assets	21,008	25,464	-	46,472

	Shumate	Hemiwedge	Corporate
Six Months Ended June 30, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$3,781,340	$966,732	$-	$4,748,072
Cost of revenues	3,008,012	536,793	-	3,544,805
Gross profit	773,328	429,939	-	1,203,267
Interest expense	337,124	1,078	21,068	359,270
Depreciation and amortization	191,245	104,864	-	296,109
Net income (loss)	26,398	(1,303,665)	(1,344,234)	(2,621,501)
Total assets	3,225,038	1,837,336	160,164	5,222,538
Expenditures for long-lived assets	273,440	124,173	-	397,613

NOTE 4 – NOTES PAYABLE

During the year ended December 31, 2007, Shumate sold $3,050,000 of convertible promissory notes including warrants to purchase 610,000 shares of its common stock to two institutional and one accredited investor. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue the interest to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.
A summary of these convertible notes is as follows:

Carrying amount of notes as of December 31, 2007	$2,800,535
Add: amortization of discounts	307,823
Add: accrued interest	161,547

Carrying amount of notes as of June 30, 2008	$3,269,905

These notes were due and payable on July 10, 2008 and are currently in default. The company’s intention is to restructure the notes.

On January 25, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (“Stillwater”) (the "Amended Loan Agreement").

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Shumate’s current Term Note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $3,003,998 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires Shumate to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. The interest rate as of June 30, 2008, was 7%. This has been accounted for as a modification of debt.

2. Revolving Loan. Shumate’s current revolving promissory note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $893,676 as of January 25, 2008 and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was the balance of Shumate’s existing line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. The interest rate as of June 30, 2008, was 7%. On the 28th day of each month, beginning January 28, 2008, Shumate will pay all interest accrued on the new revolving promissory note. The amount Shumate can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009. This has been accounted for as a modification of debt.

The loan documents for the Stillwater line of credit and term loan require us to meet certain financial ratios and tests. Stillwater issued waivers under the original credit facility for periods tested where we were not in compliance with certain covenants thereunder. However, we have not received a waiver for the June 30, 2008 period under the Amended Stillwater Credit Facility where we were not in compliance with certain covenants thereunder. As of the date of this report, we have not received a notice of default from Stillwater. Should Stillwater decide to declare a default, it would result in an acceleration of the related debt and could result in Stillwater foreclosing on our assets.

In March and April, 2008, Shumate borrowed a total of $100,000 in 2008 from a third party under a promissory note. This note is due on demand and bears interest at 12% per annum. The approximate amount outstanding as of June 30, 2008, is $103,400, which includes $3,400 of accrued but unpaid interest expense.

In March 2008, Shumate borrowed $196,118 from several directors of the Company. The loan principal was due on demand and had an interest rate of 12% per annum. The principal plus interest in the amount of $1,088 was paid in full by Shumate in May 2008.

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at the prime rate (as defined) plus 2% and has a maturity date of August 31, 2008. The interest rate as of June 30, 2008, was 7%. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all capital assets, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

On June 26, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008 loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008. The Borrowers executed an Amended and Restated Note on June 26, 2008 in the amount of $1,140,000 in connection with such amended loan agreement. This has been accounted for as a modification of debt.

NOTE 5 – RESEARCH AND DEVELOPMENT CONTRACT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC (“At Balance”) is an affiliate of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. At Balance is not a related party and the development agreement was negotiated on an arm’s length basis. The agreement provides Hemiwedge Valve Corporation with funding of up to $1.4 million and expertise to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. The contract is for a term of two years, ending on July 13, 2008. The contract includes three major phases with partial funding in advance of each phase, and progress payments throughout each phase. The three major phases (including estimated funding for each phase) are: Phase I -Engineering and Design ($292,500); Phase II—Procurement and Manufacturing ($805,000) and Phase III—Testing and Validation ($287,300). To the extent that actual costs vary from the estimates provided, Hemiwedge® must utilize a change order to request additional monies from At Balance during an uncompleted phase when needed. At Balance has the sole discretion to approve any such request for additional money.

Hemiwedge Valve Corporation retains all ownership rights of the DIV technology developed. However, if and when At Balance decides to commercialize the DIV, Hemiwedge Valve Corporation and At Balance will work to negotiate a Custom Sales Agreement, which agreement would give At Balance the exclusive right to purchase the DIV from Hemiwedge provided that At Balance met certain minimum purchase requirements (which have yet to be negotiated) or an equivalent commercialization agreement as a license from Hemiwedge Valve Corporation.. In addition, the parities would also enter into a non-exclusive royalty free license agreement for use of the registered trademark Hemiwedge® in marketing and selling the DIV product.

The table below includes revenue and expenses recognized by Hemiwedge Valve Corporation during the six months ended June 30, 2008 and June 30, 2007:

	2008	2007

Contractual Research and Development Revenue	-	773,013

Contractual Research and Development Expense	-	279,139

Payments Received	-	495,219

NOTE 6 – SALE LEASEBACK

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

The gain realized on the sale of the property was $304,031. Pursuant to the guidelines in SFAS 13, the gain is accounted for as a deferred gain on the balance sheet and amortized straight-line over the life of the lease, at the rate of $2,533 per month as a reduction to rent expense.

The terms of the Commercial Lease Agreement dated May 15, 2008 between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease. Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under the commercial lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of Hemiwedge Valve Corporation’s non-exempt personal property that is in the leased premises. This lease is being accounted for as an operating lease.

In May 15, 2008, Shumate Industries guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008 with Trader Properties. In addition, Shumate Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share, with a five year term in connection with the lease.

NOTE 7 – EQUITY

During the quarter ended June 30, 2008, Shumate issued 350,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $157,500. This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable. In addition, Shumate issued 132,000 shares to Stillwater National Bank as a condition to making the loan referenced in Note 4 above. The shares were valued and recorded at their fair value of $55,400. This cost was recorded as Deferred Financing charges and will be amortized over the life of the loan using the effective interest method. In December, 2007, the company issued 60,000 shares of restricted stock as a hiring incentive. 5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule. During the quarter ended June 30, 2008, 5,000 shares vested and were valued and expensed at $3,500.

During the quarter ended March 31, 2008, Shumate issued 369,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $155,640. This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable.

In connection with the lease transaction of the Hemiwedge Valve Corporation facility, Shumate Industries agreed to issue the landlord, Trader Properties LLC, a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share with a five year term. The warrants were valued and recorded at their fair value of $14,595 using the Black-Scholes pricing model and expensed during the quarter ended June 30, 2008.

Variables used in the Black-Scholes option-pricing model during the three months ended June 30, 2008, include (1) 1.80% risk-free interest rate, (2) option life is the expected remaining life of the options, (3) expected volatility of 101%, and (4) zero expected dividends.

Shumate did not grant any options during the three months ended June 30, 2008. We incurred approximately $41,844 in non-cash stock and option awards associated with FASB 123R for the three months ended June 30, 2008 from prior period grants.

We incurred approximately $97,783 in non-cash stock and option awards associated with FASB 123R for the six months ended June 30, 2008 from prior period grants.

NOTE 8 – SUBSEQUENT EVENTS

Legal Proceedings

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We have failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008 and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights.

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008 in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. We agree to continue to negotiate in good faith to resolve this matter.

We have recorded $178,995 in accrued expenses in our 2007 financial statements to reflect this contingency.

Special Meeting of Stockholders

On August 6, 2008, the Company held a Special Meeting of Stockholders of Shumate for the purposes described below, all of which were approved by the Stockholders:

(1)
To approve and adopt the Letter of Intent (the “Letter of Intent”) dated as of June 20, 2008 between our wholly owned subsidiary Shumate Machine Works, Inc., a Texas corporation (“Machine Works”) and American International Industries, Inc. (“Purchaser”), and to approve the sale of all of Machine Works’ assets contemplated by the Letter of Intent;

(2)	To approve the issuance of up to $700,000 of our common sock, par value $0.001 per share (“Common Stock”) to Purchaser in connection with the sale of Machine Works’ assets;

(3)
To approve the sale of Machine Works for any additional proposals received on terms at least as favorable to those under the Letter of Intent without requiring additional approval from stockholders; and

(4)	To authorize our board of directors to change our name to a name to be determined by our board of directors.

Other

On July 25, 2008, the Company issued a total of 348,470 shares of common stock to various individuals for services provided from January to June 2008. 196,679 shares were issued to employees who had entered into an agreement to receive a portion of their net compensation in shares in place of cash. These shares represent $73,992 in net pay. 120,145 shares were issued to an officer as reimbursement for company expenses that had been paid by the officer. These shares represent $31,238 in expenses. 31,646 shares were issued to a consultant for engineering services related to certain tests of the Hemiwedge® valve. These shares represent $9,750 in consulting fees.

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

Concentration of credit risk

At June 30, 2008, two customers accounted for 67% of our trade accounts receivable balance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market. Slow-moving inventories are periodically reviewed for impairment in value. Work-in-process and finished goods include labor, materials and production overhead.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and six months ended June 30, 2008 and 2007 are those of the continuing operations of Shumate Industries, which include Shumate Machine Works and Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(121.0)	(83.9)	(109.6)	(74.7)
Gross profit	(21.0)	16.1	(9.6)	25.3

Selling, general and administrative	(76.0)	(65.0)	(77.3)	(56.4)
Depreciation	(2.4)	(2.4)	(2.5)	(2.2)
Bad debt recovery (expense)	(11.3)	(0.2)	(5.3)	(0.3)
Research and development	(3.1)	(14.1)	(6.4)	(14.2)
Operating loss	(113.8)%	(65.6)%	(101.1)%	(47.8)%

Comparison of the three months ended June 30, 2008 and 2007

Net sales.  Net sales decreased by $682,450 or a decrease of 30% to $1,617,134 for the three months ended June 30, 2008 from $2,299,584 for the three months ended June 30, 2007.

On a segmental reporting basis, Shumate Machine Works sales decreased by $422,974, or a decrease of 21%, to $1,571,834 for the three months ended June 30, 2008, compared to $1,994,808 for the three months ended June 30, 2007. The decrease in sales was attributed to lack of working capital that caused delays in procuring raw materials and delays in sub-contracted outside services. Demand for Shumate Machine Works’ products and services as of June 30, 2008, as measured by customer backlog of purchase orders, grew during the period by approximately 42% to $2,590,000 as compared to June 30, 2007.

Hemiwedge Valve Corporation sales decreased by $259,476, or a decrease of 85%, to $45,300 for the three months ended June 30, 2008, compared to $304,776 for the three months ended June 30, 2007. The revenues recorded as of June 30, 2007 reflect $193,813 in income for amounts earned for services completed under the development agreement with At Balance Americas, LLC. The revenues recorded in the quarter ended June 30, 2008 reflect Hemiwedge® Cartridge valve sales only and are not attributable to the development agreement with At Balance Americas, LLC. Management believes that sales of the Hemiwedge® Cartridge valve will increase significantly going forward resulting from new distribution channels and independent representation agreements signed during 2008. Additionally, the company has received several product approvals including API and ISO certification for the Hemiwedge® Cartridge valve which is required in many process-oriented applications, such as refineries. Management also believes that future revenue growth in Hemiwedge Valve Corp will result from consummation of anticipated licensing deals for its down hole valve and sub sea high pressure valve technologies. We believe the industrial valve market in the United States and worldwide will to continue to grow in 2008 and 2009 based on peer company announcements and publicly available industry forecasts.

Cost of Sales. Consolidated cost of sales increased by $28,193 or 2%, to $1,956,637, for the three months ended June 30, 2008, from $1,928,444 for the three months ended June 30, 2007. As a percentage of net sales, cost of sales increased to 121.0% of net sales for the three months ended June 30, 2008 versus 83.9% of sales for the three months ended June 30, 2007. Cost of sales for Shumate Machine Works decreased by $159,753, while cost of sales for Hemiwedge Valve Corporation increased by $187,946. No sales costs in the three months ended June 30, 2008 were attributable to our development agreement with At Balance Americas, LLC. Cost of sales includes direct labor and related payroll tax and benefits as well as various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and their employee benefits expense. The decrease in cost of sales for Shumate Machine Works resulted from lower revenues. The increase in cost of sales for Hemiwedge Valve Corporation was primarily due to recording an inventory allowance of $168,000 based on the lower of cost or market method. The increase in the cost of sales as a percentage of sales at Hemiwedge Valve Corporation resulted from the loss of revenues of $193,813 from the down hole valve development agreement, from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes and the inventory allowance of $168,000. Additionally, higher cost of sales as a percentage of sales was negatively effected by reduced volumes at Hemiwedge Valve Corporation and their relatively higher margin impact to the net gross margin. As a result, we generated a gross loss of $339,503, with a gross loss margin of approximately 21.0%, for the three months ended June 30, 2008 as compared to a 16.1% gross profit margin in the same period 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes. Additionally, future licensing fees and royalties from licensing deals for Hemiwedge® valve technology may carry little or no cost of sales which, in turn, would benefit our gross margin mix. We believe that continued growth in the industrial valve market driven by activity levels in the energy markets resulting from higher commodity prices along with global infrastructure investment trends and anticipated future higher volumes of sales of the Hemiwedge® Cartridge valve will continue to lead to better cost economies, pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses decreased by $264,197 to $1,229,477 for the three months ended June 30, 2008, from $1,493,674 for the three months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses were 76.0% for the three months ended June 30, 2008, as compared to 65.0% for the comparable period in 2007. The decrease in expenses is primarily due to costs incurred in the three months ended June 30, 2007 for investment relations services that were not repeated in the current year, partially offset by the amortization of the beneficial conversion feature discount from the convertible notes in the three months ended June 30, 2008. We also incurred approximately $41,844 in non-cash stock and option awards associated with FASB 123R for the three months ended June 30, 2008. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $160,301 in amortization expense.

Depreciation. Depreciation expense increased by $8,014 to $157,723 for the three months ended June 30, 2008 from $149,709 for the three months ended June 30, 2007.

Bad debt expense. During the three months ended June 30, 2008, we recorded a bad debt allowance of $183,429 related to the receivable due from AtBalance Americas. Shumate believes the receivable is still collectible, however, since the research and development contract expired in July 2008, there is basis for recording the allowance.  We did not charge off any accounts receivable in the three months ended June 30, 2008.

Research and development. Research and development expense decreased by $273,091 to $50,756 for the three months ended June 30, 2008 from $323,847 for the three months ended June 30, 2007. The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we expect to incur research and development expenses as we continue the development of these Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,842,581 for the three months ended June 30, 2008, an increase of $335,802 as compared to an operating loss of $1,506,779 for the three months ended June 30, 2007.

On a segmental reporting basis, Shumate Machine Works recorded $94,261 in operating loss for the three months ended June 30, 2008 as compared to operating income of $147,064 for the same period in 2007. This reduction in operating income at Shumate Machine Works is primarily the result of reduced revenues from a lack of working capital and delays in procuring raw materials for its needs.

Hemiwedge Valve Corporation recorded an operating loss of $1,130,400 for the three months ended June 30, 2008, as compared to an operating loss of $864,173 for the same period in 2007. The increased operating loss is due to the reduction in revenue related to the development agreement of $193,813, the inventory allowance of $168,000 and the bad debt allowance of $183,429. These increases are partially offset by the decrease in research and development of $273,000 and a decrease of $51,000 in consulting expenses.

In addition, we incurred general corporate overhead expenses of $617,290 for the three months ended June 30, 2008 resulting from the costs of operating a publicly reporting company including $85,852 for accounting, legal and professional fees, for Sarbanes-Oxley consulting costs, filing costs, $76,719 for investor relations and shareholder meeting costs. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $160,301 in amortization expense.

We have not reduced our fixed costs and research and development costs significantly enough, as compared to the revenues we generated in the period, to generate an operating profit. In the event that we successfully commercialize our Hemiwedge® products with revenues exceeding costs, and have ample working capital at Shumate Machine Works to procure raw materials and develop efficiencies, we anticipate that the increased revenues from the sales of both our Hemiwedge® products and machining services will greatly improve our results of operations.

Interest expense. Interest expense decreased by $30,548 to $174,999 for the three months ended June 30, 2008, from $205,547 for the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2008 and 2007

Net sales.  Net sales decreased by $1,676,502 or a decrease of 35% to $3,071,570 for the six months ended June 30, 2008 from $4,748,072 for the six months ended June 30, 2007.

On a segmental reporting basis, Shumate Machine Works sales decreased by $777,645, or a decrease of 21%, to $3,003,695 for the six months ended June 30, 2008, compared to $3,781,340 for the six months ended June 30, 2007. The decrease in sales was attributed to lack of working capital that caused delays in procuring raw materials and delays in sub-contracted outside services. Demand for Shumate Machine Works’ products and services as of June 30, 2008, as measured by customer backlog of purchase orders, grew during the period by approximately 42% to $ 2,590,000 as compared to June 30, 2007.

Hemiwedge Valve Corporation sales decreased by $898,857, or a decrease of 93%, to $67,875 for the six months ended June 30, 2008, compared to $966,732 for the six months ended June 30, 2007. The revenues recorded as of June 30, 2007 reflect $773,013 in income for amounts earned for services completed under the development agreement with At Balance Americas, LLC. The revenues recorded in the quarter ended June 30, 2008 reflect Hemiwedge® Cartridge valve sales and are not attributable to the development agreement with At Balance Americas, LLC. Management believes that sales of the Hemiwedge® Cartridge valve will increase significantly going forward resulting from new distribution channels and independent representation agreements signed during 2008. Additionally, the company has received several product approvals including API and ISO certification for the Hemiwedge® Cartridge valve which is required in many process-oriented applications, such as refineries. Management also believes that future revenues growth in Hemiwedge Valve Corp will result from consummation of anticipated licensing deals for its down hole valve and sub sea high pressure valve technologies. We believe the industrial valve market in the United States and worldwide will continue to grow in 2008 and 2009 based on peer company announcements and publicly available industry forecasts.

Cost of Sales. Consolidated cost of sales decreased by $176,842 or 5%, to $3,367,963, for the six months ended June 30, 2008, from $3,544,805 for the six months ended June 30, 2007. As a percentage of net sales, cost of sales increased to 109.6% of net sales for the six months ended June 30, 2008 versus 74.7% of sales for the six months ended June 30, 2007. Cost of sales for Shumate Machine Works decreased by $372,788, while cost of sales for Hemiwedge Valve Corporation increased by $195,946. No sales costs in the six months ended June 30, 2008 were attributable to our development agreement with At Balance Americas, LLC. Cost of sales includes direct labor and related payroll tax and benefits as well as various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and their employee benefits expenses. The decrease in cost of sales for Shumate Machine Works resulted from lower revenues. The increase in cost of sales for Hemiwedge Valve Corporation was primarily due to recording an inventory allowance of $168,000 based on the lower of cost or market method. The increase in the cost of sales as a percentage of sales at Hemiwedge Valve Corporation resulted from the loss of revenues of $773,013 from the down hole valve development agreement, from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes and the inventory allowance of $168,000. Additionally, higher cost of sales as a percentage of sales was negatively effected by reduced volumes at Hemiwedge Valve Corporation and their relatively higher margin impact to the net gross margin. As a result, we generated a gross loss of $296,393, with a gross loss margin of approximately 9.6%, for the six months ended June 30, 2008 as compared to a 25.3% gross profit margin in the same period 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes. Additionally, future licensing fees and royalties from licensing deals concluded for Hemiwedge® valve technology may carry little or no cost of sales which in turn would benefit our gross margin mix. We believe that continued growth in the industrial valve market driven by activity levels in the energy markets resulting from higher commodity prices along with global infrastructure investment trends and anticipated future higher volumes of sales of the Hemiwedge® Cartridge valve will continue to lead to better cost economies, pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses decreased by $302,849 to $2,373,385 for the six months ended June 30, 2008, from $2,676,234 for the six months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses were 77.3% for the six months ended June 30, 2008, as compared to 56.4% for the comparable period in 2007. The decrease in expenses is primarily due to costs incurred in the six months ended June 30, 2007, for investment relations services that were not repeated in the current year, partially offset by the amortization of the beneficial conversion feature discount in the six months ended June 30, 2008. We also incurred approximately $90,783 in non-cash stock and option awards associated with FASB 123R for the six months ended June 30, 2008. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $307,823 in amortization expense.

Depreciation. Depreciation expense increased by $18,730 to $314,839 for the six months ended June 30, 2008 from $296,109 for the six months ended June 30, 2007.

Bad debt expense. During the six months ended June 30, 2008, we recorded a bad debt allowance of $183,429 related to the receivable due from AtBalance Americas. Shumate believes the receivable is still collectible, however, since the research and development contract expired in July 2008, there is basis for recording the allowance. We did not charge off any accounts receivable in the six months ended June 30, 2008.

Research and development. Research and development expense decreased by $476,188 to $196,212 for the six months ended June 30, 2008 from $672,400 for the six months ended June 30, 2007. The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we expect to incur research and development expenses as we continue the development of these Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $3,107,251 for the six months ended June 30, 2008, an increase of $845,020 as compared to an operating loss of $2,262,231 for the six months ended June 30, 2007.

On a segmental reporting basis, Shumate Machine Works recorded $6,142 in operating income for the six months ended June 30, 2008 as compared to operating income of $363,522 for the same period in 2007. This reduction in operating income is primarily the result of reduced revenues from a lack of working capital and delays in procuring raw materials for its needs.

Hemiwedge Valve Corporation recorded an operating loss of $1,984,310 for the six months ended June 30, 2008, as compared to an operating loss of $1,302,587 for the same period in 2007. The increased operating loss is primarily due to the reduction in revenue related to the development agreement of $773,013, the inventory allowance of $168,000 and the bad debt allowance of $183,429. These increases are partially offset by the decrease in research and development of $476,000 and a decrease of $65,000 in consulting expenses

In addition, we incurred general corporate overhead expenses of $1,129,083 for the six months ended June 30, 2008 resulting from the costs of operating a publicly reporting company including $134,266 for accounting, legal and professional fees, for Sarbanes-Oxley consulting costs, filing costs, $120,950 for investor relations and shareholder meeting costs. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $307,823 in amortization expense.

We have not reduced our fixed costs and research and development costs significantly enough as compared to the revenues we generated in the period to generate an operating profit. In the event that we successfully commercialize our Hemiwedge® products with revenues exceeding costs, and have ample working capital at Shumate Machine Works to procure raw materials and develop efficiencies, we anticipate that the increased revenues from the sales of both our Hemiwedge® products and machining services will greatly improve our results of operations.

Interest expense. Interest expense decreased by $4,163 to $355,107 for the six months ended June 30, 2008, from $359,270 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, senior and unsecured debt financing, convertible debt, capital leases, and issuance of equity securities. We had a working capital deficit of $7,309,943 at June 30, 2008. We had cash of $0 as of June 30, 2008, compared to having cash of $83,591 at December 31, 2007.

We used $1,761,376 of net cash in operating activities for the six months ended June 30, 2008, compared to using $1,767,335 for the six months ended June 30, 2007. Cash used in operating activities is primarily due to an operating loss and an increase in inventory of $357,190. This was offset by non-cash charges of $314,839 for amortization and depreciation, $97,783 for issuances of stock, stock options and warrants and $307,823 related to amortization of the beneficial conversion feature on the convertible notes.

Net cash flows provided by investing activities was $273,145 for the six months ended June 30, 2008, compared to net cash flows used in investing activities of $178,978 for the six months ended June 30, 2007.

Net cash flows provided by financing activities were $1,404,640 for the six months ended June 30, 2008, compared to net cash provided by financing activities of $473,862 for the six months ended June 30, 2007. Cash provided by financing activities is primarily due to proceeds from notes payable of $1,565,000, offset by payments on notes payable of $162,623.

Bank Credit Facility

A primary source of our financing has been our senior credit facility with Stillwater National Bank. Our credit facility with Stillwater National Bank was restructured on October 19, 2005 and further amended as set forth below.

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

The loan documents for the Stillwater line of credit and term loan require us to meet certain financial ratios and tests. Stillwater issued waivers under the original credit facility for periods tested where were not in compliance with certain covenants thereunder. However, we have not received waivers for the 2008 quarterly test periods under the Amended Stillwater Credit Facility and we were not in compliance with certain covenants thereunder. As of the date of this report, we have not received a notice of default from Stillwater. In addition, our failure to pay the convertible promissory notes discussed below on July 10, 2008 constitutes a default. Accordingly, Stillwater has the right to declare all indebtedness under the loan agreement due and payable. As of the date of this report, Stillwater has not accelerated the $3,198,741outstanding under the January 2008 loan agreement. Should Stillwater decide to declare a default and request acceleration of the related debt, it could result in Stillwater foreclosing on our assets.

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at the prime rate (as defined) plus 2% and has a maturity date of August 31, 2008. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all FFE, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

On June 26, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008 loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008. The Borrowers executed an Amended and Restated Note on June 26, 2008 in the amount of $1,140,000 in connection with such amended loan agreement. The loan agreement for this loan provides that failure to pay when due any substantial liability shall constitute an event of default thereunder. Our failure to pay the convertible promissory notes discussed below on July 10, 2008 constitutes a default. Accordingly, Stillwater has the right to declare all indebtedness under the loan agreement due and payable. As of the date of this report, Stillwater has not accelerated the $1,140,000 outstanding under the June 2008 loan agreement.

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

Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Shumate estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method. The amortized amount as of June 30, 2008, is $307,823.

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

We used the net proceeds from the financing for working capital and general corporate purposes. An NASD member firm acted as primary placement agent in connection with the offering and received $210,000 in commissions while another NASD member firm received $5,000 in placement agent fees. In addition, another $10,000 in legal fees was incurred. The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

These notes were due and payable on July 10, 2008 and are currently in default. The company’s intention is to restructure these notes.

Sale-Leaseback

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

Concurrently with the purchase of the property, Shumate Machine Works entered into a sale and simultaneous lease transaction with Trader Properties LLC. Shumate Machine Works sold the property to Trader Properties for an aggregate purchase price of $2,180,000 pursuant to a general warranty deed with vendor’s lien. As such, Shumate Machine Works received net cash of $319,617 and the gain realized on the sale of the property was $304,031. The gain was deferred and is being amortized over the life of the lease as a reduction to rent expense.

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

We guaranteed payment and performance of the lease pursuant to a Guaranty Agreement with Trader Properties. In addition, we issued Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share, with a five year term in connection with the lease.

Liquidity and Capital Requirements

In 2005, we successfully restructured our outstanding indebtedness with Stillwater National Bank and our unsecured creditors. In addition, we have seen an increase in demand and pricing for manufacturing of our customer’s oil and gas drilling products and components, which allowed us to generate gross profits since the third quarter of 2005 at Shumate Machine Works. Since late 2006, we have commercialized the first valve product line known as the Hemiwedge® Cartridge valve and developed other corporate strategic relationships which have subsidized a portion of our technology development expenses. Even with the increased demand for oilfield manufacturing and the commercialization of part of our valve technology, we are still operating on a net loss basis, and we will need to continue to service our debt obligations from our continuing operations.

As of the date of this report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements. We have sought recapitalization with debt and equity during 2008, however, there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including increasing revenues and cash flow from its Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed at Hemiwedge Valve Corp during 2008 to assist in the sales and marketing efforts to improve our results of operations.

In addition, we have a $1,000,000 secured revolving line of credit facility, subject to qualifying accounts receivable and inventory, with Stillwater National Bank. The outstanding balance on this line of credit was $755,104 at June 30, 2008. The outstanding balance on the line of credit and the borrowing base fluctuate based on our available working capital, our qualifying accounts receivable and inventory, and at various points in time we may have the ability to borrow additional funds on this line of credit.

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

Accordingly, we will need to finance our operations through additional bank borrowings under our Stillwater line of credit or other capital financings. Since our collateral may not be sufficient to borrow additional amounts under the Stillwater line of credit at such time, particularly since we may not borrow against Hemiwedge® accounts receivable or inventory under our current line of credit, we will need to seek additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

Our management has also contemplated monetizing certain assets to address our capital needs. Presently, the assets held by our Shumate Machine Works subsidiary are one opportunity available for sale which we are considering to address our capital needs. Our shareholders approved the sale of Shumate Machine Works at a special meeting of stockholders on August 6, 2008. We are currently working on definitive agreements with an interested purchaser to consummate such a sale. Pending receipt by such purchaser of adequate financing to accommodate its purchase, we expect to consummate the sale of Shumate Machine Works in the third quarter of 2008. Such a sale, if consummated, could enable us to retire most of our senior debt. We do not anticipate any additional new working capital to be generated from this transaction. This, coupled with the continued growth of our Hemiwedge® valve product lines, could result in the remaining company being a more attractive candidate for additional future debt and/or equity financing.

We may continue to incur operating losses if the energy field services market or the industrial valve market deteriorates or softens. Such losses could require us to renegotiate our affirmative covenants with our lender, including the liquidity ratio and debt service ratios. Additionally, if we restructure our convertible loans, they may include future negative covenants. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of June 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We have failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008 and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. . We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008 in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. We agree to continue to negotiate in good faith to resolve this matter.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2008, we issued an amended and restated promissory note in the amount of $1,140,000 to our senior lender, Stillwater National Bank. This note amended and restated that certain promissory note issued by on May 23, 2008 in the amount of $625,000. The note was amended to increase the amount due to $1,140,000 and to extend the maturity date to September 26, 2008. The May 23, 2008 loan agreement and related promissory note was disclosed on our Current Report on Form 8-K filed on June 10, 2008. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On June 14, 2008, in connection with the sale-leaseback of the Hemiwedge facility, we issued a five year warrant to Trader Properties LLC to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)
(1) Our January 25, 2008 Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company and our June 26, 2008 Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company each provide that failure to pay when due any substantial liability shall constitute an event of default thereunder. Our failure to pay the convertible notes listed under (2) below constitutes a default under both the January 2008 and June 2008 loan documents. Accordingly, Stillwater has the right to declare all indebtedness under each of the loan agreements due and payable. As of the date of this report, Stillwater has not accelerated any indebtedness under either of the January 2008 or June 2008 loan agreements. As of the date of this report, the total amounts owed under the January 2008 and June 2008 loan agreements were $3,198,741 and $1,140,000 respectively.

(2)On July 10, 2008, the principal amount of $3,050,000 of our convertible notes was due and payable. Our failure to make full payment on such maturity date constituted a default under these notes. These notes continue to bear interest until payment. As of the date of this report, the total amount due under these notes, including accrued interest was $3,326,372.

(b)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2008 and incorporated herein by reference for details of our August 6, 2008 special meeting of stockholders.

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

SHUMATE INDUSTRIES, INC.

August 14, 2008	/s/ Larry C. Shumate
Larry C. Shumate
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)