Form 10-Q
period 2008-09-30
SHUMATE INDUSTRIES INC
filed 2008-11-14
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

SHUMATE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Beach Airport Road
Conroe, Texas 77301
(Address of principal executive offices)

Issuer’s telephone number: (936) 539-5770

_________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2008, 22,013,879 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$-	$83,591
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $40,000	72,223	502,383
Inventory, net of allowance of $168,000 and $0	1,238,412	1,259,166
Prepaid expense and other current assets	294,120	472,345
Current assets from discontinued operations	1,030,265	24,900

Total current assets	2,635,020	2,342,385

Fixed assets, net of accumulated depreciation of $453,368 and $303,239	396,440	537,847
Assets held for sale	1,620,233	1,838,214
Patents, net of accumulated amortization of $79,858 and $58,078	336,093	340,366
Deposits	35,000	25,000
Non-current assets from discontinued operations	32,340	59,320

Total assets	$5,055,126	$5,143,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$567,104	$485,498
Accounts payable - related party	-	55,000
Accrued expenses	883,615	929,833
Deferred Gain on Sale/Leaseback	293,895	-
Current portion of notes payable - other	310,442	258,798
Current portion of capital lease obligation	18,667	51,586
Current portion of equipment notes payable	-	5,578
Current portion of convertible notes payable, net of discount of $0 and $364,290	3,410,244	2,800,535
Current portion of term note payable - Stillwater National Bank	1,175,177	-
Line of credit from discontinued operations	651,537	764,606
Current portion of notes payable from discontinued operations	3,204,534	389,719
Current liabilities from discontinued operations	1,868,930	1,248,829

Total current liabilities	12,384,145	6,989,982

Long term liabilities:
Note payable - Stillwater National Bank	749,000	-
Term note payable - Stillwater National Bank	715,823	-
Long-term liabilities from discontinued operations	20,120	2,638,758

Total long term liabilities	1,484,943	2,638,758

Total liabilities	13,869,088	9,628,740

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
21,903,879 and 20,578,071 shares issued and outstanding	21,903	20,578
Additional paid-in-capital	23,324,506	22,581,595
Accumulated deficit	(32,160,371)	(27,087,781)

Total stockholders' (deficit)	(8,813,962)	(4,485,608)

Total liabilities and stockholders' (deficit)	$5,055,126	$5,143,132

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2008	2007	2008	2007

REVENUES	$46,957	$557,396	$114,832	$1,524,128

COST OF REVENUES
Cost of revenues	370,017	364,193	1,065,982	900,986
Depreciation expense	18,387	5,959	55,161	5,959

Total cost of revenues	388,404	370,152	1,121,143	906,945

GROSS PROFIT (LOSS)	(341,447)	187,244	(1,006,311)	617,183

OPERATING EXPENSES:
Selling, general and administrative	926,998	1,458,723	2,610,229	3,737,151
Depreciation expense	38,916	49,105	116,748	153,969
Bad debt expense (recovery)	-	-	183,429	-
Research and development	8,256	582,786	204,468	1,255,186

Total operating expenses	974,170	2,090,614	3,114,874	5,146,306

LOSS FROM OPERATIONS	(1,315,617)	(1,903,370)	(4,121,185)	(4,529,123)

OTHER INCOME (EXPENSE)
Interest expense	(186,362)	(113,807)	(693,234)	(135,953)

LOSS BEFORE DISCONTINUED OPERATIONS	(1,501,979)	(2,017,177)	(4,814,419)	(4,665,076)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(108,253)	103,992	(258,171)	130,390

NET LOSS	$(1,610,232)	$(1,913,185)	$(5,072,590)	$(4,534,686)

Basic and diluted net income (loss) per share from continuing operations	$(0.07)	$(0.10)	$(0.23)	$(0.24)
Basic and diluted net income (loss) per share from discontinued operations	-	0.01	(0.01)	$0.01
Basic and diluted net income (loss) per share	(0.07)	(0.09)	(0.24)	$(0.23)

Weighted average shares outstanding-Basic	21,745,353	20,337,381	21,137,983	19,917,016
Weighted average shares outstanding-Diluted	21,745,353	20,337,381	21,137,983	19,917,016

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the nine months ended September 30, 2008
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2007	20,578,071	$20,578	$22,581,595	-	$(27,087,781)	$(4,485,608)

Common stock issued for services	1,325,808	1,325	526,929			528,254
Vesting of restricted shares			10,500			10,500
Options and warrants issued			205,482			205,482

Net loss					(5,072,590)	(5,072,590)

Balances at September 30, 2008	21,903,879	$21,903	$23,324,506	$-	$(32,160,371)	$(8,813,962)

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,072,590)	$(4,534,686)
Net income (loss) from discontinued operations	(258,171)	130,390
Net loss from continuing operations	(4,814,419)	(4,665,076)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	171,909	159,927
Bad debt expense	163,429	-
Amortization of beneficial conversion feature discount	364,292	63,337
Stock-based compensation	744,236	1,172,611
Changes in:
Accounts receivable	(50,004)	(421,900)
Inventory	(293,932)	25,095
Other assets	(5,205)	(183,238)
Accounts payable	109,717	249,984
Accounts payable - related party	(64,998)	-
Accrued expenses	206,530	234,967
Deferred revenue	(25,722)	(400,000)
Net cash used in continuing operations	(3,494,167)	(3,764,293)
Net cash provided in discontinued operations	362,383	255,888
Net cash used in operating activities	(3,131,784)	(3,508,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in purchase and sale of facilities	319,617	-
Purchase of fixed assets	(8,722)	(148,440)
Purchase of patents	(17,507)	(40,331)
Net cash provided by (used in) continuing operations	293,388	(188,771)
Net cash provided by (used in) discontinued operations	(21,008)	(190,748)
Net cash provided by (used in) investing activities	272,380	(379,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	-	-
Payments on notes payable	(41,718)	(85,249)
Payments on notes payable - related party	(196,118)	-
Proceeds from notes payable - related party	196,118	-
Proceeds from notes payable	2,740,000	1,895,000
Proceeds from sales of common stock, net of offering cost	-	664,287
Net cash provided by continuing operations	2,698,282	2,474,038
Net cash provided by (used in) discontinued operations	77,531	(118,447)
Net cash provided by financing activities	2,775,813	2,355,591

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(83,591)	(1,532,333)

CASH AND CASH EQUIVALENTS, beginning of period	83,591	1,547,326

CASH AND CASH EQUIVALENTS, end of period	$-	$14,993

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	158,124	488,064

Non-cash investing and financing transactions:
Purchase and sale leaseback of facilities	1,719,978	-

See accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Shumate Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Shumate’s Amendment No. 1 to Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2007 as reported in the 10-KSB/A have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $4,121,185 for the nine months ended September 30, 2008, and has an accumulated deficit of $32,160,371. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern. Shumate has sought recapitalization with debt and equity during 2008; however, there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including revenues and cash flow from its Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed during 2008 to assist in the sales and marketing efforts to improve our results of operations. As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations alone. Management will seek to raise additional capital in fiscal year 2008, and possibly beyond 2008 if Shumate’s results of operations do not continue to improve or if the need otherwise arises. The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

On August 29, 2008, Shumate entered into an Asset Purchase Agreement with American International Industries, Inc. pursuant to which Shumate agreed to sell the assets of Shumate Machine Works, subject to certain closing conditions. This transaction closed on October 8, 2008.

The depreciable assets of Shumate Machine Works were depreciated through the date of shareholder approval and then the cost and accumulated depreciation was moved to a long term asset account identified as "Assets held for sale."

Prior year financial statements have been restated to present the operations of Shumate Machine Works as discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Non-Current assets from discontinued operations," "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations” respectively, in the accompanying Balance Sheets at September 30, 2008, and December 31, 2007. The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007.,

NOTE 4 – NOTES PAYABLE

During the year ended December 31, 2007, Shumate sold $3,050,000 of convertible promissory notes including warrants to purchase 610,000 shares of its common stock to two institutional and one accredited investor. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Shumate is required to prepay the note if Shumate consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Shumate has the right to defer any interest payment and accrue the interest to principal. The notes are convertible into Shumate common stock at a fixed conversion price of $1.89. In addition, if Shumate closes a subsequent equity financing while such notes are outstanding, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

A summary of these convertible notes is as follows:

Carrying amount of notes as of December 31, 2007	$2,800,535
Add: amortization of discounts	364,290
Add: accrued interest	245,419

Carrying amount of notes as of September 30, 2008	$3,410,244

These notes were due and payable on July 10, 2008, and are currently in default. The company’s intention is to restructure the notes.

On January 25, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (“Stillwater”) (the "Amended Loan Agreement").

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Shumate’s current Term Note dated October 19, 2005, in favor of Stillwater had an outstanding principal balance of $3,003,998 as of January 25, 2008, and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires Shumate to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. The interest rate as of September 30, 2008, was 7%. This has been accounted for as a modification of debt.

2. Revolving Loan. Shumate’s current revolving promissory note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $893,676 as of January 25, 2008, and a maturity date of April 19, 2008. Stillwater loaned Shumate (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was the balance of Shumate’s existing line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets as well as a security interest in certain personal assets of the President of Shumate. The interest rate as of September 30, 2008, was 7%. On the 28th day of each month, beginning January 28, 2008, Shumate will pay all interest accrued on the new revolving promissory note. The amount Shumate can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009. This has been accounted for as a modification of debt.

On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below. All amounts due under the term note and the revolving note for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

In March 2008, Shumate borrowed a total of $25,000 from a third party under a promissory note. This note is due on demand and bears interest at 12% per annum. The approximate amount outstanding as of September 30, 2008, is $30,610, which includes $5,610 of accrued but unpaid interest expense.

In March 2008, Shumate borrowed $196,118 from several directors of the Company. The loan principal was due on demand and had an interest rate of 12% per annum. The principal plus interest in the amount of $1,088 was paid in full by Shumate in May 2008.

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at a rate equal to the prime rate plus two percent and has a maturity date of August 31, 2008. The interest rate as of September 30, 2008, was 7%. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all capital assets, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness at the time payment becomes due and payable.

On June 26, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008, loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008. The Borrowers executed an Amended and Restated Note on June 26, 2008, in the amount of $1,140,000 in connection with such amended loan agreement. This has been accounted for as a modification of debt. On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below. All amounts due under the term for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

On September 30, 2008, Shumate entered into a Loan and Consolidation Agreement with Stillwater National Bank and Trust Company. This Loan and Consolidation Agreement consolidated all amounts owed to Stillwater (i) under the January 2008 Amended Loan Agreement; (ii) under the June 2008 Amended and Restated Loan Agreement and (iii) pursuant to overdrafts by Shumate in certain demand deposit accounts (the “Overdraft”). The Overdraft and interest owed on the January 2008 term note were consolidated into two promissory notes totaling $1,500,000. There are no requirements to maintain liquidity and minimum debt coverage ratios (or other financial covenants) under the Loan and Consolidation Agreement.

NOTE 5 – RESEARCH AND DEVELOPMENT CONTRACT

In July 2006, Hemiwedge Valve Corporation entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC (“At Balance”) is an affiliate of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. At Balance is not a related party and the development agreement was negotiated on an arm’s length basis. The agreement provided Hemiwedge Valve Corporation with funding of approximately $895,000 during the contract period to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. The two year contract ended on July 13, 2008. The contract included three major phases with partial funding in advance of each phase, and progress payments throughout each phase. The three major phases (including estimated funding for each phase) were: Phase I –Engineering and Design ($292,500); Phase II—Procurement and Manufacturing ($805,000) and Phase III—Testing and Validation ($287,300). To the extent that actual costs vary from the estimates provided, Hemiwedge utilized a change order to request additional monies from At Balance during an uncompleted phase when needed. At Balance had the sole discretion to approve any such request for additional money.

The table below includes revenue and expenses recognized by Hemiwedge Valve Corporation during the nine months ended September 30, 2008, and September 30, 2007:

	2008	2007

Contractual Research and Development Revenue	-	1,084,629

Contractual Research and Development Expense	-	437,022

Payments Received	-	495,219

NOTE 6 – SALE LEASEBACK

On May 15, 2008, Shumate’s wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301. The operations of Hemiwedge Valve are conducted at this location. The terms of the Original Lease included an option to purchase the underlying property. Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

Concurrently with the purchase of the property, Shumate Machine Works entered into a sale and simultaneous lease transaction with Trader Properties LLC. Shumate Machine Works sold the property to Trader Properties for an aggregate purchase price of $2,180,000 pursuant to a general warranty deed with vendor’s lien. As such, Shumate Machine works received net cash of $319,617, as more particularly set forth below

Sales Price		$2,180,000

Less:
Settle amount owed on the purchase of the Asset	-	1,719,978
Sales commission paid on the sale of the Asset	-	100,280
Loan Origination Fees	-	17,800
Title Insurance	-	10,829
Prorated County Taxes	-	9,247
Other Closing Costs	-	2,249

Net Cash Received		$319,617

As shown in the table below, the gain realized on the sale of the property was $304,031.

Sales Price		$2,180,000

Less:
Basis in Asset	-	1,726,949
Sales commission paid on the sale of the Asset	-	100,280
Loan Origination Fees	-	17,800
Title Insurance	-	10,829
Other Closing Costs	-	20,111

Gain on Sale		$304,031

Pursuant to the guidelines in SFAS 13, the gain is accounted for as a deferred gain on the balance sheet and amortized straight-line over the life of the lease, at the rate of $2,533 per month as a reduction to rent expense.

The terms of the Commercial Lease Agreement dated May 15, 2008, between Shumate Machine Works and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease. The lessor is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under the commercial lease, we granted Trader Properties a lien and security interest against all of our non-exempt personal property that is in the leased premises. This lease is being accounted for as an operating lease.

In May 15, 2008, Shumate Industries guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008, with Trader Properties. In addition, Shumate Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share, with a five year term in connection with the lease.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 23, 2008, Shumate received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County, Texas, relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  Shumate has failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and Shumate was unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. Shumate has recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, Shumate entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. Shumate agreed to continue to negotiate in good faith to resolve this matter.

On October 8, 2008, Shumate entered into a letter agreement with Sunbelt under which Shumate agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.

NOTE 8 – EQUITY

During the quarter ended September 30, 2008, Shumate issued 350,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $157,500. This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable. In addition, Shumate issued 132,000 shares to Stillwater National Bank in connection with making the loan referenced in Note 4 above. The shares were valued and recorded at their fair value of $55,400. This cost was recorded as debt discount and was amortized over the life of the loan using the effective interest method. In December, 2007, Shumate issued 60,000 shares of restricted stock as a hiring incentive. 5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule. During the quarter ended September 30, 2008, 5,000 shares vested and were valued and expensed at $3,500.

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

On July 25, 2008, Shumate issued a total of 348,470 shares of common stock to various individuals for services provided from January to June 2008. 196,679 shares were issued to employees who had entered into an agreement to receive a portion of their net compensation in shares in place of cash. These shares represent $73,992 in net pay. 120,145 shares were issued to an officer as reimbursement for company expenses that had been paid by the officer. These shares represent $31,238 in expenses. 31,646 shares were issued to a consultant for engineering services related to certain tests of the Hemiwedge® valve. These shares represent $9,750 in consulting fees.

Shumate did not grant any options during the three months ended September 30, 2008. Shumate incurred approximately $41,844 in non-cash stock and option awards associated with FASB 123R for the three months ended September 30, 2008, from prior period grants.

Shumate incurred approximately $97,783 in non-cash stock and option awards associated with FASB 123R for the nine months ended September 30, 2008, from prior period grants. In addition, Shumate incurred approximately $53,937 in non-cash options awards associated with FASB 123R due to the modification of existing option agreements to reduce the exercise price from various amounts down to $0.50.

Variables used in the Black-Scholes option-pricing model during the three months ended September 30, 2008, include (1) 2.26% risk-free interest rate, (2) option life is the expected remaining life of the options, (3) expected volatility of 187%, and (4) zero expected dividends.

NOTE 9 – SUBSEQUENT EVENTS

1. On October 8, 2008, Shumate, and its wholly-owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works.

The Purchase Agreement also contained a purchase price adjustment whereby if the Assumed Liabilities (as defined in the Purchase Agreement) exceeded the accounts receivable, inventory, cash and pre-paid assets (otherwise known as “Negative Working Capital”), then Shumate will issue Purchaser that number of shares of our common stock equal to the Negative Working Capital up to a maximum of $700,000. The actual number of shares to be issued is based upon the closing price for Shumate's common stock on the closing date.

The Negative Working Capital calculation will be finalized within 45 days of closing. Based upon an initial Closing Balance Sheet delivered at closing, Shumate expected to issue approximately $420,351 of common stock to Purchaser. Based on the $0.30 closing price of our common stock on the October 8, 2008, closing date, Shumate expects to issue 1,401,170 shares to Purchaser. However, the actual number of shares will be determined upon finalization of the Adjusted Closing Date Balance Sheet and a final determination of Negative Working Capital.

2. On October 15, 2008, Shumate, and its wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which Shumate and HVC transferred certain assets and granted certain license rights related to our Hemiwedge® Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 year common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share. On the closing date, the shares underlying the warrant approximated 9.99% of Shumate’s issued and outstanding shares of common stock. Concurrent with the closing, Tejas transferred the warrant to Intervale Capital, LLC. Tejas is a portfolio company of Intervale.

The transfer of assets was consummated pursuant to the Hemiwedge Intellectual Property Agreement between HVC and Tejas, under which Tejas received (i) a worldwide, perpetual, fully paid up, irrevocable and sublicensable license for the intellectual property related to HVC’s hemispherical wedge valves for the markets, or Fields of Use, of Sub-Sea and Offshore, Drilling and Workover, above 5,000 PSI, Surface Safety valves and all Downhole applications, all together known as the “Combined Fields of Use;” (ii) assignment of two pending U.S. patent applications related to specialty valves and (iii) the use of the Hemiwedge registered trademark in their Combined Fields of Use, in exchange for the $3.5 million upfront cash payment referred to above.

Shumate agreed to register the shares of common stock underlying the warrant upon the request of the warrant holder. In addition, if, at any time after April 14, 2009, the shares of common stock underlying the warrant cannot be sold without restriction pursuant to an effective registration statement under the Securities Act of 1933, as amended with a current prospectus, then the warrantholder may elect to exercise the warrant pursuant to the “cashless” exercise provisions contained thereunder. In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The company analyzed the registration requirements of this warrant using the guidance of EITF 00-19-2 and concluded that the company was not required to record a contingency.

3. In October 2008, Shumate issued 50,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $17,000.

4. In October 2008, Shumate issued 60,000 shares of common stock to one of its employees as a hiring incentive. These shares were valued and recorded at their fair value $20,400.

5. On October 27, 2008, we issued a 5-year warrant to a single accredited investor to purchase 250,000 shares of our common stock at an exercise price of $0.30 as consideration for certain services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

General

Shumate Industries is a Texas based energy field services company. Shumate is a holding company that, through its subsidiary operates a valve product line. Shumate seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

We currently employ 28 people at a plant totaling approximately 60,000 square feet in Conroe, Texas, north of Houston. Our executive offices are located at 1011 Beach Airport Road, Conroe, Texas 77301. Our telephone number is (936) 539-5770 and our Internet address is www.shumateinc.com.

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

We believe that the patented design of the Hemiwedge® Cartridge valve combines the benefits of quarter-turn valves with the durability of gate valves. The Hemiwedge® Cartridge valve has a non-rotating core which guides the fluid flow through the valve to the Hemiwedge® itself. This is a hollow hemisphere where the inner and outer walls are slightly offset, having non-concentric centers, producing a hemispherical wedge shape - the “Hemiwedge®.” Operation of the valve rotates the Hemiwedge®, a quarter-turn, moving it between the core and valve seat, thus controlling the flow. We believe that these design features in the combination of the Hemiwedge® shut off and stationary core make the Hemiwedge® Cartridge valve unique. We manufacture and market the Hemiwedge® Cartridge Valve for the following applications:

Processing – including Emergency Shut Down (ESD), Compressed Gas services and de-hydration switching
Production – including enhanced oil recovery service, flow lines, and production manifolds
Pipeline – including CO2 pipeline service, compressor stations and products pipeline services

See the company website for a more detailed listing.

Sale of Shumate Machine Works’ Assets—Discontinued Operations

On October 8, 2008, we, and our wholly owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works.

We have presented the financial statement for this period with Shumate Machine Works as discontinued operations. In addition, prior year financial statements have been restated to present the operations of Shumate Machine Works as discontinued operations.

License of Certain Hemiwedge Assets

On October 15, 2008, we, and our wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which we and HVC transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 yr. common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share. The transfer of assets was consummated pursuant to the Hemiwedge Intellectual Property Agreement between HVC and Tejas, under which Tejas received (i) a worldwide, perpetual, fully paid up, irrevocable and sublicensable license for the intellectual property related to HVC’s hemispherical wedge valves for the markets, or Fields of Use, of Sub-Sea and Offshore, Drilling and Workover, above 5,000 PSI, Surface Safety valves and all Downhole applications, all together known as the “Combined Fields of Use;” (ii) assignment of two pending U.S. patent applications related to specialty valves and (iii) the use of the Hemiwedge registered trademark in their Combined Fields of Use.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the three and nine months ended September 30, 2008 and 2007, are those of the continuing operations of Shumate Industries, which include corporate operations and Hemiwedge Valve Corporation on a consolidated basis. Shumate Machine Works is classified as “discontinued operation” and not reflected in the table or discussion following below.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(827.1)	(66.4)	(976.3)	(59.5)
Gross profit (loss)	(727.1)	33.6	(876.3)	40.5

Selling, general and administrative	(1,974.1)	(261.7)	(2,273.1)	(245.2)
Depreciation	(82.9)	(8.8)	(101.7)	(10.0)
Bad debt recovery (expense)	-	-	(159.7)	-
Research and development	(17.6)	(104.6)	(178.1)	(82.4)
Operating loss	(2801.7)%	(341.5)%	(3588.9)%	(297.1)%

Comparison of the three months ended September 30, 2008 and 2007

Net sales.  Net sales for Hemiwedge Valve Corporation decreased by $510,439 or a decrease of 92% to $46,957 for the three months ended September 30, 2008, from $557,396 for the three months ended September 30, 2007. The revenues recorded for the three months ended September 30, 2007, reflect $311,616 in income for amounts earned for services completed under the development agreement with At Balance Americas, LLC. The revenues recorded in the quarter ended September 30, 2008, reflect Hemiwedge® Cartridge valve sales only and are not attributable to the development agreement with At Balance Americas, LLC. Management believes that sales of the Hemiwedge® Cartridge valve will increase significantly going forward resulting from new distribution channels and independent representation agreements signed during 2008. Additionally, the company has received several product approvals during 2008 including API and ISO certification for the Hemiwedge® Cartridge valve which is required in many process-oriented applications, such as refineries. Management also believes that future revenue growth in Hemiwedge Valve Corporation will result from consummation of anticipated licensing deals for its down hole valve and sub sea high pressure valve technologies. We believe the industrial valve market in the United States and worldwide will to continue to grow in 2008 and 2009 based on peer company public announcements and publicly available industry forecasts.

Cost of Sales. Cost of sales for Hemiwedge Valve Corporation increased by $18,252 or 5%, to $388,404, for the three months ended September 30, 2008, from $370,152 for the three months ended September 30, 2007. As a percentage of net sales, cost of sales increased to 827.1% of net sales for the three months ended September 30, 2008, versus 66.4% of sales for the three months ended September 30, 2007. No sales costs in the three months ended September 30, 2008, were attributable to our development agreement with At Balance Americas, LLC. Cost of sales includes direct labor and related payroll tax and benefits as well as various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and their employee benefits expense. The increase in the cost of sales as a percentage of sales at Hemiwedge Valve Corporation resulted from the comparative absence of revenues during 2008 of development agreement revenues of $311,616 from the down hole valve development agreement and from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes. Additionally, higher cost of sales as a percentage of sales was negatively effected by reduced volumes at Hemiwedge Valve Corporation and their relatively higher margin impact to the net gross margin. As a result, we generated a gross loss of $341,447, with a gross loss margin of approximately 727.1%, for the three months ended September 30, 2008, as compared to a 33.6% gross profit margin in the same period 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes. Additionally, future licensing fees and royalties from licensing deals for Hemiwedge® valve technology may carry little or no cost of sales which, in turn, would benefit our gross margin mix. We believe that continued growth in the industrial valve market driven by activity levels in the energy markets resulting from higher commodity prices along with global infrastructure investment trends and anticipated future higher volumes of sales of the Hemiwedge® Cartridge valve will continue to lead to better cost economies, pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses decreased by $531,725 to $926,998 for the three months ended September 30, 2008, from $1,458,723 for the three months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses were 1974.1% for the three months ended September 30, 2008, as compared to 261.7% for the comparable period in 2007. The decrease in expenses is primarily due to costs incurred in the three months ended September 30, 2007, related to the attempted acquisition of Sunbelt Machine Works for which the company expensed $333,575. We also incurred approximately $103,604 in non-cash stock and option awards associated with FASB 123R for the three months ended September 30, 2008. The company currently anticipates a better selling, general and administrative ratio as a percentage of net sales from higher cartridge valve sales.

Depreciation. Depreciation expense increased by $2,239 to $57,303 for the three months ended September 30, 2008, from $55,064 for the three months ended September 30, 2007.

Bad debt expense. During the three months ended September 30, 2008, we did not record any additional allowance for bad debt reserve.  A receivable was formally charged off in September against the allowance that was established in June, 2008, thus no additional expense was recorded.

Research and development. Research and development expense decreased by $574,530 to $8,256 for the three months ended September 30, 2008, from $582,786 for the three months ended September 30, 2007. The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we currently expect to incur some research and development expenses as we continue the development of these Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $1,315,617 for the three months ended September 30, 2008, a decrease of $587,753 as compared to an operating loss of $1,903,370 for the three months ended September 30, 2007.

Hemiwedge Valve Corporation recorded an operating loss of $828,342 for the three months ended September 30, 2008, as compared to an operating loss of $1,058,188 for the same period in 2007. The decreased operating loss is primarily due to the decrease in research and development of $574,530. This decrease was partially offset by a reduction in revenue related to the development agreement of $311,616 and a reduction in cartridge sales revenue of $198,823.

Also included in our operating loss were general corporate overhead expenses of $673,637 for the three months ended September 30, 2008, resulting from the costs of operating a publicly reporting company including $121,346 for accounting, legal and professional fees, Sarbanes-Oxley consulting costs, and filing costs.

We have not reduced our fixed costs significantly enough, as compared to the revenues we generated in the period, to generate an operating profit. In the event that we successfully commercialize our Hemiwedge® products with revenues exceeding costs we anticipate that increased revenues from the sales of Hemiwedge® products will greatly improve our results of operations.

Interest expense. Interest expense increased by $72,555 to $186,362 for the three months ended September 30, 2008, from $113,807 for the three months ended September 30, 2007. The company also amortized the beneficial conversion feature discount related to the 2007 convertible loans for $56,467 in interest expense.

Comparison of the nine months ended September 30, 2008 and 2007

Net sales.  Net sales for Hemiwedge Valve Corporation decreased by $1,409,296 or a decrease of 93% to $114,832 for the nine months ended September 30, 2008, from $1,524,128 for the nine months ended September 30, 2007. The revenues recorded for the nine months ended September 30, 2007, reflect $1,084,629 in income for amounts earned for services completed under the development agreement with At Balance Americas, LLC. The revenues recorded in the quarter ended September 30, 2008, reflect Hemiwedge® Cartridge valve sales and are not attributable to the development agreement with At Balance Americas, LLC. Management currently believes that sales of the Hemiwedge® Cartridge valve will increase significantly going forward resulting from new distribution channels and independent representation agreements signed during 2008. Additionally, the company has received several product approvals during 2008 including API and ISO certification for the Hemiwedge® Cartridge valve which is required in many process-oriented applications, such as refineries. We believe the industrial valve market in the United States and worldwide will continue to grow in 2009 based on peer company announcements and publicly available industry forecasts.

Cost of Sales. Cost of sales for Hemiwedge Valve Corporation increased by $214,198 or 24%, to $1,121,143, for the nine months ended September 30, 2008, from $906,945 for the nine months ended September 30, 2007. As a percentage of net sales, cost of sales increased to 976.3% of net sales for the nine months ended September 30, 2008, versus 59.5% of sales for the nine months ended September 30, 2007. No sales costs in the nine months ended September 30, 2008, were attributable to our development agreement with At Balance Americas, LLC. Cost of sales includes direct labor and related payroll tax and benefits as well as various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and their employee benefits expenses. The increase was primarily due to recording an inventory allowance of $168,000 based on the lower of cost or market method. The increase in the cost of sales as a percentage of sales resulted from the comparative abssence of revenues of $1,084,629 from the down hole valve development agreement, from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes and the inventory allowance of $168,000. Additionally, higher cost of sales as a percentage of sales was negatively effected by reduced volumes at Hemiwedge Valve Corporation and their relatively higher margin impact to the net gross margin. As a result, we generated a gross loss of $1,006,311, with a gross loss margin of approximately 876.3%, for the nine months ended September 30, 2008, as compared to a 40.5% gross profit margin in the same period 2007. We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes. Additionally, future licensing fees and royalties from licensing deals concluded for Hemiwedge® valve technology may carry little or no cost of sales which in turn would benefit our gross margin mix. We believe that continued growth in the industrial valve market driven by activity levels in the energy markets resulting from higher commodity prices along with global infrastructure investment trends and anticipated future higher volumes of sales of the Hemiwedge® Cartridge valve will continue to lead to better cost economies, pricing, volumes and gross margins.

Selling, general, and administrative. Selling, general and administrative expenses decreased by $1,126,922 to $2,610,229 for the nine months ended September 30, 2008, from $3,737,151 for the nine months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses were 2273.1% for the nine months ended September 30, 2008, as compared to 245.2% for the comparable period in 2007. The decrease in expenses is primarily due to costs incurred in the nine months ended September 30, 2007, for certain investment relations services that were not repeated in the current fiscal period, partially offset by the amortization of the beneficial conversion feature discount in the nine months ended September 30, 2008. We also incurred approximately $144,720 in non-cash stock and option awards associated with FASB 123R for the nine months ended September 30, 2008.

Depreciation. Depreciation expense increased by $11,981 to $171,909 for the nine months ended September 30, 2008, from $159,928 for the nine months ended September 30, 2007.

Bad debt expense. During the nine months ended September 30, 2008, we recorded a bad debt allowance of $183,429. A receivable was formally charged off in September against the allowance.

Research and development. Research and development expense decreased by $1,050,718 to $204,468 for the nine months ended September 30, 2008, from $1,255,186 for the nine months ended September 30, 2007. The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we currently expect to incur research and development expenses as we continue the development of Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line. We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss. We incurred an operating loss of $4,121,185 for the nine months ended September 30, 2008, a decrease of $407,938 as compared to an operating loss of $4,529,123 for the nine months ended September 30, 2007.

Hemiwedge Valve Corporation recorded an operating loss of $2,812,652 for the nine months ended September 30, 2008, as compared to an operating loss of $2,360,775 for the same period in 2007. The increased operating loss is primarily due to the reduction in revenue related to the development agreement of $1,084,629, the inventory allowance of $168,000 and the bad debt allowance of $183,429. These increases are partially offset by the decrease in research and development of $1,050,718.

Also included in our operating loss were general corporate overhead expenses of $1,998,617 for the nine months ended September 30, 2008, resulting from the costs of operating a publicly reporting company including $231,305 for accounting, legal and professional fees, Sarbanes-Oxley consulting costs, filing costs, and $145,258 for investor relations and shareholder meeting costs.

We have not reduced our fixed costs significantly enough as compared to the revenues we generated in the period to generate an operating profit. In the event that we successfully commercialize our Hemiwedge® products with revenues exceeding costs we anticipate that increased revenues from the sales of our Hemiwedge® products will greatly improve our results of operations.

Interest expense. Interest expense increased by $557,281 to $693,234 for the nine months ended September 30, 2008, from $135,953 for the nine months ended September 30, 2007. This includes the amortization of the beneficial conversion feature discount related to the 2007 convertible loans for $364,290 in amortization expense.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, senior and unsecured debt financing, convertible debt, capital leases, and issuance of equity securities. We had a working capital deficit of $9,749,125 at September 30, 2008. We had cash of $0 as of September 30, 2008, compared to having cash of $83,591 at December 31, 2007.

We used $3,494,167 of net cash in continuing operations for the nine months ended September 30, 2008, compared to using $3,764,293 for the nine months ended September 30, 2007. Cash used in continuing operations is primarily due to an operating loss and an increase in inventory of $293,932. This was offset by non-cash charges of $171,909 for amortization and depreciation, $316,367 for issuances of stock, stock options and warrants and $364,292 related to amortization of the beneficial conversion feature on the convertible notes. Net cash provided by discontinued operations was $362,383 for the nine months ended September 30, 2008, compared to $255,888 for the nine months ended September 30, 2007.

Net cash flows provided by investing activities from continuing operations was $293,388 for the nine months ended September 30, 2008, compared to net cash flows used in investing activities from continuing operations of $188,771 for the nine months ended September 30, 2007. Net cash used in discontinued operations was $21,008 for the nine months ended September 30, 2008, compared to $190,748 for the nine months ended September 30, 2007.

Net cash flows provided by financing activities from continuing operations were $2,698,282 for the nine months ended September 30, 2008, compared to net cash provided by financing activities from continuing operations of $2,474,038 for the nine months ended September 30, 2007. Cash provided by financing activities is primarily due to proceeds from notes payable of $2,740,000, offset by payments on notes payable of $237,836. .Net cash provided by discontinued operations was $77,531 for the nine months ended September 30, 2008, compared to net cash used by discontinued operations of $118,447 for the nine months ended September 30, 2007.

Bank Credit Facility

A primary source of our financing has been our senior credit facility with Stillwater National Bank. Our credit facility with Stillwater National Bank was restructured on October 19, 2005, and further amended as set forth below.

On February 8, 2007, and effective January 19, 2007, we renewed our $1,000,000 secured revolving line of credit facility with Stillwater. The amount we can borrow on the line of credit subject to qualifying accounts receivable and inventory. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. The line of credit expires on April 19, 2008.

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

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1. Term Loan. Our prior Term Note dated October 19, 2005, in favor of Stillwater had an outstanding principal balance of $3,003,998 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (along with our co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires us to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate.

2. Revolving Loan. Our prior revolving promissory note dated October 19, 2005, in favor of Stillwater, had an outstanding principal balance of $893,676 (as of January 25, 2008) and a maturity date of April 19, 2008. Stillwater loaned us (and the other co-borrowers set forth above) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory were used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was equal to the balance of our prior line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets as well as a security interest in certain personal assets of Larry Shumate. On the 28th day of each month, beginning January 28, 2008, we will pay all interest accrued on the new revolving promissory note. The amount we can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.

The loan documents for the Stillwater line of credit and term loan require us to keep all other credit facilities in good standing. Our failure to pay the convertible promissory notes discussed below on July 10, 2008, constitutes a default. Accordingly, Stillwater had the right to declare all indebtedness under the loan agreement due and payable. As of September 30, 2008, Stillwater had not accelerated the $3,850,278 outstanding under the January 2008 loan agreement. Should Stillwater decide to declare a default and request acceleration of the related debt, it could result in Stillwater foreclosing on our assets. On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below. All amounts due under the term note and the revolving note for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

On May 23, 2008, Shumate entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at a rate equal to the prime rate (as defined) plus two percent and has a maturity date of August 31, 2008. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all FFE, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

On June 26, 2008, Shumate entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008, loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008. The Borrowers executed an Amended and Restated Note on June 26, 2008, in the amount of $1,140,000 in connection with such amended loan agreement. The loan agreement for this loan provides that failure to pay when due any substantial liability shall constitute an event of default thereunder. Our failure to pay the convertible promissory notes discussed below on July 10, 2008, constitutes a default. Accordingly, Stillwater has the right to declare all indebtedness under the loan agreement due and payable. As of September 30, 2008, Stillwater has not accelerated the $1,140,000 outstanding under the June 2008 loan agreement. On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below. All amounts due under the term for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

On September 30, 2008, Shumate entered into a Loan and Consolidation Agreement with Stillwater National Bank and Trust Company. This Loan and Consolidation Agreement consolidated all amounts owed to Stillwater (i) under the January 2008 Amended Loan Agreement; (ii) under the June 2008 Amended and Restated Loan Agreement and (iii) pursuant to overdrafts by Shumate in certain demand deposit accounts (the “Overdraft”). The Overdraft and interest owed on the January 2008 term note were consolidated into two promissory notes totaling $1,500,000.

Convertible Promissory Notes

Since July 1, 2007, we have sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to accredited investors. The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that we are required to prepay the note if we consummate a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears; however, we have the right to defer any interest payment and accrue same to principal. The notes are convertible into our common stock at a fixed conversion price of $1.89. In addition, if we close a subsequent equity financing while the notes are outstanding, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.

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

Shumate determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Shumate estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method. The amortized amount as of September 30, 2008, is $552,495.

We granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Shumate agreed to register the remaining underlying shares, if any, by January 6, 2008. We accrued approximately $26,000 at December 31, 2007, for estimated liquidated damages penalties expected to be due such investors for failure to timely register their shares as required under the registration rights agreement.

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

These notes were due and payable on July 10, 2008, and are currently in default. The company’s intention is to restructure these notes.

Sale-Leaseback

On May 15, 2008, our wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301. The operations of Hemiwedge Valve are conducted at this location. The terms of the Original Lease included an option to purchase the underlying property. Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

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

The terms of the Commercial Lease Agreement dated May 15, 2008, between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease. Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease. To secure performance under the commercial lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of Hemiwedge Valve Corporation’s non-exempt personal property that is in the leased premises.

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

As of the date of this report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements. We have sought recapitalization with debt and equity during 2008, however, there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including increasing revenues and cash flow from its Hemiwedge Valve Corporation subsidiary. New sales representative agreements have been executed at Hemiwedge Valve Corporation during 2008 to assist in the sales and marketing efforts to improve our results of operations.

The closing of our sale of Shumate Machine Works’ assets on October 8, 2008, allowed us to substantially reduce our outstanding debt as $5 million of promissory notes due to our senior lender, Stillwater National Bank and Trust Company, were assumed by the purchaser at closing.

We have funded the initial launch of the Hemiwedge® valve products through existing working capital, cash flows generated from operations, the equity raises completed in 2006, the proceeds from the exercise of warrants in March 2007, and the convertible debt raise referenced above. In addition, on October 15, 2008, we transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology in exchange for, among other things, a $3.5 million cash payment. While this debt reduction and cash influx improved our working capital profile, our existing working capital and cash flows generated from operations will not be sufficient to conduct full implementation of the Hemiwedge® Cartridge valve product line.

Accordingly, we will need to finance our operations through other capital financings. We intend to seek additional debt or equity financing, in the form of a bank line, private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender, Stillwater National Bank.

We may continue to incur operating losses if the the industrial valve market deteriorates or softens. Additionally, if we restructure our convertible loans, they may include future negative covenants. Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008, were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of September 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We have failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008, and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. . We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. We agree to continue to negotiate in good faith to resolve this matter.

On October 8, 2008, we entered into a letter agreement with Sunbelt under which we agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that if payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Please refer to our Current Reports on Form 8-K dated October 8, 2008, and October 15, 2008, filed with the Securities and Exchange Commission on October 14, 2008, and October 21, 2008, respectively.

2. On October 27, 2008, we issued a 5-year warrant to a single accredited investor to purchase 250,000 shares of our common stock at an exercise price of $0.30 as consideration for certain services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)
(1) Our January 25, 2008, Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company and our June 26, 2008, Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company each provide that failure to pay when due any substantial liability shall constitute an event of default thereunder. Our failure to pay the convertible notes listed under (2) below constitutes a default under both the January 2008 and June 2008 loan documents. Accordingly, Stillwater has the right to declare all indebtedness under each of the loan agreements due and payable. On September 30, 2008, we entered into a Loan and Consolidation Agreement under which we consolidated certain amounts outstanding to Stillwater and no amounts due Stillwater had been accelerated. On September 30, 2008, the total amounts owed under all agreements to Stillwater was $6,490,278.

(2) On July 10, 2008, the principal amount of $3,050,000 of our convertible notes was due and payable. Our failure to make full payment on such maturity date constituted a default under these notes. These notes continue to bear interest until payment. As of September 30, 2008, the total amount due under these notes, including accrued interest was $3,410,244.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2008, and incorporated herein by reference for details of our August 6, 2008, special meeting of stockholders.

ITEM 5 – OTHER INFORMATION

Please refer to our Current Reports on Form 8-K dated October 8, 2008, and October 15, 2008, filed with the Securities and Exchange Commission on October 14, 2008, and October 21, 2008, respectively.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Kenton Chickering III pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUMATE INDUSTRIES, INC.

November 14, 2008	/s/ Kenton Chickering III
Kenton Chickering III
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)