Form 10KSB/A
period 2007-12-31
SHUMATE INDUSTRIES INC
filed 2008-12-19
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 2 TO

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

SHUMATE INDUSTRIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Beach Airport Rd
Conroe, Texas 77301
 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (936) 539-5770
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒          No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐

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

Documents Incorporated by Reference:   None.

Transitional Small Business Disclosure Format:  No.

EXPLANATORY NOTE

In response to a comment raised by the staff of the Securities and Exchange Commission, we are filing this Amendment No. 2 on Form 10-KSB (the “Amendment”) to our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 originally filed on June 5, 2008.  We are filing this Amendment to restate our financial statements presented in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 which previously accounted for $2 million in debt forgiveness as income (related to promissory notes issued to Stillwater National Bank and Trust Company) under our consolidated statement of operations for the fiscal year ended December 31, 2006.   As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management subsequently determined on November 26, 2008 that it was more appropriate to record the $2 million in debt forgiveness as additional paid in capital.  This will effect our financial statements as follows: (i) $2 million in debt forgiveness income was removed from the statement of operations under the year ended December 31, 2006 presentation resulting in an increase to net loss of $2,000,000 and an increase in net loss per share of $0.13 per share from $0.09 to $0.22, (ii) the balance sheets for both December 31, 2006 and 2007 were changed to increase accumulated deficit and additional paid in capital by $2 million, (iii) on the Statement of Changes in Stockholders Equity (Deficit), the net loss for the year ended December 31, 2006 and additional paid in capital were increased by $2 million (iv) on the Statement of Cash Flows the increase in net loss of $2 million for the year ended December 31, 2006, was offset by the removal of the $2 million of debt forgiveness income.

This Amendment amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I—Item Management’s Discussion and Analysis or Plan of Operations
Part I—Item 7.  Financial Statements
Part I—Item 8A.  Controls and Procedures

In addition, we are also including currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment sets forth the entire Form 10-KSB which was prepared and relates to the Company as of December 31, 2007. However, this Amendment only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2007 Form 10-KSB. Accordingly, except for the foregoing amended information, this Amendment continues to speak as of June 5, 2008 (the filing date of the December 31, 2007 Form 10-KSB/A), and does not reflect events occurring after the filing of our December 31, 2007 Form 10-KSB/A and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2007 Form 10-KSB/A have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Amendment is not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

As a result of this amendment, we recorded paid in capital in the amount of $2,000,000 in the first quarter of 2006 as Stillwater National Bank was considered a related party.

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

As discussed in Note 19 to the consolidated financial statements, in 2008 management determined an error existed in the fiscal 2006 financial statements.  This error resulted in an overstatement of net income and an understatement of additional paid in capital for fiscal 2006 and an understatement of both additional paid in capital and accumulated deficit for fiscal 2007.  Accordingly, adjustments have been made to both fiscal 2006 and 2007 to correct this error.

/s/ Malone & Bailey, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 2, 2008, except for Notes 2, 3, 7, 16 and 19
 which are dated December 17, 2008

SHUMATE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(restated)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$83,591	$1,547,326
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000	502,383	554,134
Inventory	1,259,166	893,650
Prepaid expense and other current assets	497,245	198,753

Total current assets	2,342,385	3,193,863

Fixed assets, net of accumulated depreciation of $2,502,132 and $1,922,242	2,376,061	2,303,372
Patents, net of accumulated amortization of $58,078 and $29,038	340,366	307,331
Deposits	84,320	104,140

Total assets	$5,143,132	$5,908,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,065,656	$652,980
Accounts payable - related party	105,000	-
Accrued expenses	1,548,504	435,234
Deferred revenue	-	400,000
Current portion of notes payable - other	8,798	75,370
Current portion of capital lease obligation	51,586	31,924
Current portion of equipment notes payable	5,578	-
Current portion of convertible notes payable, net of discount of $364,290	2,800,535	-
Current portion of term note payable - T Swift	250,000	-
Current portion of term note payable - Stillwater National Bank	389,719	480,565
Line of credit - Stillwater National Bank	764,606	778,916

Total current liabilities	6,989,982	2,854,989

Long term liabilities:
Long term portion of capital lease obligation	-	51,838
Long term portion of equipment notes payable	24,479	-
Term note payable - Stillwater National Bank	2,614,279	2,883,392

Total long term liabilities	2,638,758	2,935,230

Total liabilities	9,628,740	5,790,219

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
20,578,071 and 19,322,277 shares issued and outstanding	20,578	19,322
Additional paid-in-capital	24,581,595	22,015,762
Deferred compensation	-	(39,600)
Accumulated deficit	(29,087,781)	(21,876,997)

Total stockholders' equity (deficit)	(4,485,608)	118,487

Total liabilities and stockholders' equity (deficit)	$5,143,132	$5,908,706

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(restated)

	For the Years
	ended December 31,
	2007	2006

REVENUES	$9,033,614	$7,719,882

COST OF REVENUES
Cost of revenues	6,605,358	5,665,243
Depreciation expense	416,536	368,127

Total cost of revenues	7,021,894	6,033,370

GROSS PROFIT	2,011,720	1,686,512

OPERATING EXPENSES:
Selling, general and administrative	6,396,410	3,427,349
Depreciation expense	191,912	82,360
Bad debt expense (recovery)	-	(20,000)
Research and development	1,741,434	750,639

Total operating expenses	8,329,756	4,240,348

LOSS FROM OPERATIONS	(6,318,036)	(2,553,836)

OTHER INCOME (EXPENSE)
Interest expense	(892,748)	(755,295)

NET LOSS	$(7,210,784)	$(3,309,131)

Basic net income (loss) per share	$(0.36)	$(0.22)
Diluted net income (loss) per share	(0.36)	(0.22)

Weighted average shares outstanding-Basic	20,061,282	15,367,674
Weighted average shares outstanding-Diluted	20,061,282	15,367,674

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Par	Capital	Compensation	Deficit	Total

Balances at December 31, 2005	12,116,394	$12,116	$12,278,742	$-	$(18,567,866)	$(6,277,008)

Common stock issued for services	85,000	85	99,415	-	-	99,500
Common stock issued for cash	7,120,883	7,121	5,590,429	-	-	5,597,550
Costs of raising capital	-	-	(537,538)	-	-	(537,538)
Options and warrants issued	-	-	337,075	-	-	337,075
Related party debt forgiveness	-	-	4,247,639	-	-	4,247,639
Deferred compensation	-	-	-	(39,600)	-	(39,600)

Net loss (restated)	-	-	-	-	(3,309,131)	(3,309,131)

Balances at December 31, 2006 (restated)	19,322,277	19,322	22,015,762	(39,600)	$(21,876,997)	118,487

Common stock issued for cash	680,520	681	769,079			769,760
Common stock issued for services	480,050	480	643,377			643,857
Costs of raising capital			(132,333)			(132,333)
Cashless exercise of warrants	95,224	95	(95)			-
Options and warrants issued			733,310			733,310
Discount on beneficial conversion feature related to convertible notes payable			552,495			552,495
Deferred compensation				39,600		39,600

Net loss					(7,210,784)	(7,210,784)

Balances at December 31, 2007 (restated)	20,578,071	$20,578	$24,581,595	$-	$(29,087,781)	$(4,485,608)

See summary of accounting policies and accompanying notes to consolidated financial statements

SHUMATE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

		2006
	2007	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,210,784)	$(3,309,131)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	608,448	450,487
Bad debt expense (recovery)	-	(20,000)
Amortization of beneficial conversion feature discount	187,589	-
Stock-based compensation	1,346,332	396,975
Changes in:
Accounts receivable	51,751	425,782
Inventory	(365,516)	(611,550)
Other assets	(220,133)	(107,111)
Accounts payable	412,673	189,839
Accounts payable - related party	105,000	-
Accrued expenses	1,009,111	299,077
Deferred revenue	(400,000)	400,000
Net cash used in operating activities	(4,475,529)	(1,885,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(388,773)	(916,735)
Proceeds from sale of fixed assets	-	75,000
Purchase of patents	(62,076)	(53,352)
Net cash used in investing activities	(450,849)	(895,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank credit line	(14,310)	(58,699)
Payments on notes payable	(100,514)	(887,486)
Payments on notes payable - related party	(359,959)	-
Proceeds from notes payable	3,300,000	-
Proceeds from sales of common stock, net of offering cost	637,426	5,060,012
Net cash provided by financing activities	3,462,643	4,113,827

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(1,463,735)	1,333,108

CASH AND CASH EQUIVALENTS, beginning of period	1,547,326	214,218

CASH AND CASH EQUIVALENTS, end of period	$83,591	$1,547,326

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	422,712	500,302

Non-cash investing and financing transactions:
Cashless exercise of options	97,500	-
Note payable for purchase of fixed assets	31,823	-
Accrued interest on bridge loan	115,441	-
Discount on warrants	413,571
Discount for beneficial conversion feature related to convertible notes payable	138,924	-
Amount accrued for purchase of fixed assets	231,500	-
Related party debt foregiveness income	-	2,247,639

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Shumate incurred recurring losses from operations of $5,711,806 and $2,553,836 in 2007 and 2006, respectively, and has an accumulated deficit of $29,087,780. These conditions raise substantial doubt as to Shumate’s ability to continue as a going concern.  To address these concerns, Shumate has raised proceeds of approximately $3,050,000 through a convertible note private offering in 2007.  Additionally, Shumate has sought recapitalization in debt or equity during 2008, however there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Shumate’s revenues and improve its results of operations to a level of profitability including revenues and cash flow from the Hemiwedge Valve Corporation subsidiary.  New sales representative agreements have been executed during 2008 to assist in the sales and marketing efforts to improve our results of operations.  As of the date of this report, Shumate believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through fiscal year 2008 through cash flows generated by operations. Management may also seek to raise additional capital in the future if Shumate’s results of operations do not continue to improve or if the need otherwise arises.  The financial statements do not include any adjustments that might be necessary if Shumate is unable to continue as a going concern.

NOTE 3 – SEGMENT INFORMATION

Shumate’s reportable segments consist of its contract machining and manufacturing entity, Shumate Machine Works, and its valve product technology entity, Hemiwedge Valve Corporation. Segment financial information is summarized as follows:

	Shumate	Hemiwedge	Corporate
Year Ended December 31, 2007	Machine Works	Valve Corp.	Allocation	Total
Revenues	$7,928,763	$1,104,851	$-	$9,033,614
Cost of revenues	6,456,678	565,216	-	7,021,894
Gross profit	1,472,085	539,635	-	2,011,720
Interest expense	547,845	7,841	337,062	892,748
Depreciation and amortization	373,909	234,539	-	608,448
Net income (loss)	23,419	(3,533,534)	(3,700,669)	(7,210,784)
Total assets	2,736,478	2,177,155	229,499	5,143,132
Expenditures for long-lived assets	495,029	219,625	-	714,654

	Shumate	Hemiwedge	Corporate
Year Ended December 31, 2006	Machine Works	Valve Corp.	Allocation	Total
Revenues	$7,403,802	$316,080	$-	$7,719,882
Cost of revenues	5,813,428	219,942	-	6,033,370
Gross profit	1,597,217	89,295	-	1,686,512
Interest expense	501,271	4,681	249,343	755,295
Depreciation and amortization	369,557	80,930	-	450,487
Net income (loss)	52,936	(1,984,776)	(1,377,291)	(3,309,131)
Total assets	3,181,994	1,873,883	852,829	5,908,706
Expenditures for long-lived assets	284,173	685,914	-	970,087

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

$3,633,053 term note dated March 31, 2006 with Stillwater National Bank.  The note is an amendment and restatement of a promissory note in the original amount of $5,633,053 delivered to Stillwater in connection with the October 19, 2005 reorganization and reflects $2,000,000 of debt forgiveness (which was accounted for as a contribution to capital as Stillwater was considered a related party) by Stillwater agreed to at the time of the October 2005 reorganization. The note requires one interest only payment on March 31, 2006, and thereafter requires Shumate to make 24 equal monthly payments in an amount sufficient to fully amortize principal and interest on the note over 84 months.  The note is due and payable on April 19, 2008, at which time Shumate will be required to make a balloon payment of the entire outstanding principal balance and all accrued interest. The note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Shumate’s existing and future assets.  The term note was amended January 25, 2008.
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

Summary information regarding options and warrants is as follows:

		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
Share Price	Options	Exercise Price	Value	Warrants	Exercise Price	Value

Outstanding at
December 31, 2005	53,857	$8.95		201,712	$7.94

Year ended December 31, 2006:
Granted	805,000	1.06		2,534,530	1.19
Forfeited	(1,000)	4.20		(87,857)	6.99

Outstanding at
December 31, 2006	857,857	1.55	$222,900	2,648,385	1.51	$356,802

Year ended December 31, 2007:
Granted	991,000	1.57		2,023,490	1.69
Exercised	(150,000)	0.65		(680,520)	1.13
Forfeited	(163,047)	3.66		(891,045)	2.29

Outstanding at
December 31, 2007	1,535,810	$1.42	$5,000	3,100,310	$1.49	$20,320

Options outstanding and exercisable as of December 31, 2007:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$4.20	3,143	0.41	3,143
0.75	100,000	3.04	33,334
1.00	100,000	3.22	100,000
1.20	50,000	0.09	50,000
1.35	150,000	3.45	50,000
1.33	75,000	3.62	25,000
1.20	6,667	0.08	6,667
1.21	50,000	3.70	50,000
1.15	10,000	3.79	3,333
1.75	20,000	3.95	-
1.75	75,000	4.02	75,000
1.90	32,000	4.02	-
2.25	10,000	4.07	-
1.90	60,000	4.36	60,000
1.80	500,000	4.61	500,000
1.00	294,000	4.98	294,000
	1,535,810	4.05	1,250,477

Warrants outstanding and exercisable as of December 31, 2007:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$0.63	119,532	3.15	119,532
1.50	12,000	3.59	12,000
1.25	1,398,936	3.96	1,398,936
2.00	536,300	4.25	536,300
1.25	263,542	4.42	263,542
1.89	410,000	4.28	410,000
1.25	60,000	4.63	60,000
1.89	200,000	4.84	200,000
1.50	100,000	4.94	100,000
	3,100,310	4.16	3,100,310

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

As part of an amended note agreement with Stillwater in March 2006 (see note 7 for details), Stillwater National Bank & Trust Company forgave $2,000,000 of indebtness resulting in $2,000,000 contribution to capital given Stillwater was considered a related party at the time.

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

NOTE 19 – RESTATEMENT

Our financial statements presented in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 previously accounted for $2 million in debt forgiveness as income (related to promissory notes issued to Stillwater National Bank and Trust Company) under our consolidated statement of operations for the fiscal year ended December 31, 2006.   Management subsequently determined it more appropriate to record the $2 million in debt forgiveness as additional paid in capital based on a determination that Stillwater was a related party at the time of the debt forgiveness.  This changed our financial statements as follows: (i) $2 million in debt forgiveness income was removed from the statement of operations under the year ended December 31, 2006 presentation resulting in an increase to net loss of $2,000,000 and an increase in net loss per share of $0.13 per share from $0.09 to $0.22, (ii) the balance sheets for both December 31, 2006 and 2007 were changed to increase accumulated deficit and additional paid in capital by $2 million, (iii) on the Statement of Changes in Stockholders Equity (Deficit), the net loss for the year ended December 31, 2006 and additional paid in capital were increased by $2 million (iv) on the Statement of Cash Flows the increase in net loss of $2 million for the year ended December 31, 2006, was offset by the removal of the $2 milllion of debt forgiveness income.

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

As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management subsequently determined that it was more appropriate to record the $2 million in debt forgiveness (related to promissory notes issued to Stillwater National Bank and Trust Company) as additional paid in capital.  Previously we had accounted for $2 million in debt forgiveness as income under our consolidated statement of operations for the fiscal year ended December 31, 2006.   We are, therefore, with this filing including restatements as of December 31, 2006 and 2007 and for the year ended December 31, 2006.

In light of our decision to restate our financial statements, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the restatement discussed above, our disclosure controls and procedures as of December 31, 2007 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In connection with the filing of this Amendment No. 2 to Form 10-KSB and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted a re-evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that as a result of the result of the restatements discussed above, as of December 31, 2007, our internal control over financial reporting was not effective.  Controls over the application of accounting policies, including debt forgiveness, are within the scope of disclosure controls. Therefore management has concluded that there were material weaknesses in the Company’s disclosure controls as of December 31, 2007.

These deficiencies have been disclosed to our Board of Directors.  Additional effort is needed to fully remedy these items and we are seeking to improve and strengthen our control process including increased training of our accounting staff with respect to generally accepted accounting principles and providing additional training to our management regarding debt forgiveness and documentation of oral agreements in accordance with generally accepted accounting principles.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Amendment No. 2 to Annual Report on Form 10-KSB present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with the generally accepted accounting principles.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.  The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objective, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

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

Steven B. Erikson is a director.  Mr. Erikson is a co-founder of Flowchem, Ltd., a specialty chemical provider to the pipeline industry, and has been its president since 2001.  From 1998 to 2000, Mr. Erikson was the president of Red Rock Interests, Ltd., a financial advisory and investment company.  From 1995 to 1998, he was an associate with Jeffries & Co. in the Corporate Finance – Energy Group.  From 1990 to 1993, Mr. Erikson was a senior consultant with PriceWaterhouseCoopers in the Bankruptcy and Turnaround Group.  Mr. Erikson received a Bachelor of Arts in Economics from Colorado College and a Masters of Business Administration from Rice University.

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

4.1	Specimen Certificate of Shumate Industries, Inc.’s common stock, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.2	Form of common stock purchase warrant, incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.3	Convertible promissory note (Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.4	Amended and restated promissory note (Term Note – Stillwater National Bank), incorporated by reference to Shumate’s Amendment No. 1 to Current Report on Form 8-K, filed on November 7, 2005.

4.5	Stock Purchase Agreement by and between Shumate Industries, Inc. and A. Earl Swift, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.6	Form of Securities Purchase Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.7	Form of Registration Rights Agreement among Shumate Industries, Inc., and various purchasers, incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

4.8	Common stock purchase warrant (First Montauk Securities Corp.), incorporated by reference to Shumate’s Current Report on Form 8-K filed on February 23, 2006.

10.1
Restructuring Agreement between Shumate Industries, Inc., Shumate Machine Works, Inc., Matthew Flemming, Larry Shumate, Russ Clark, and Stillwater National Bank and Trust Company, incorporated by reference to Shumate’s Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

10.2	Promissory Note (Line of Credit – Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.3	Security Agreement, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.4	Lockbox Agreement, incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.5	Settlement and Release Agreement, incorporated by reference to Shumate’s Current Report on Form 8-K filed on October 26, 2005.

10.6	Promissory Note (Soderberg Research and Development), incorporated by reference to Shumate’s Current Report on Form 8-K filed on December 6, 2005.

10.7	2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to Shumate’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.8	2003 Stock Grant Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on June 26, 2003 (File No. 333-106521).

10.9	2003 Employee Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.10	2003 Non-Employee Directors and Consultants Retainer Stock Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.11	2005 Stock Incentive Plan, incorporated by reference to Shumate’s Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

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

10.14
Second Amended and Restated Renewal Promissory Note (Line of Credit – Stillwater National Bank), incorporated by reference to Shumate’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

SHUMATE INDUSTRIES, INC.

By:	/s/ Kenton C. Chickering, III
Kenton C. Chickering, III, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Kenton C. Chickering, III	Chairman of the Board, President,	December 19, 2008
Kenton C. Chickering, III	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	December 19, 2008
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	December 19, 2008

/s/ Leo B. Womack	Director	December 19, 2008
Leo B. Womack