Form 10-K
period 2008-12-31
Hemiwedge Industries, Inc
filed 2009-04-15
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

HEMIWEDGE INDUSTRIES, INC.
(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Beach Airport Road Conroe, Texas 77301 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (936) 539-5770
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value
___________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐

Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

As of April 7, 2009, 24,004,086 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

PART I

Hemiwedge Industries, Inc., including all its subsidiaries, are collectively referred to herein as “Hemiwedge Industries,” “Hemiwedge,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

Overview

Hemiwedge Industries, Inc. is a Texas based energy field services company.  Hemiwedge is a holding company that, through its subsidiary operates a valve product line. Hemiwedge seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new product line extensions of the Hemiwedge® technology to the energy, pipeline, process, mining and power markets.

We currently employ 28 people. Our executive offices are located at 1011 Beach Airport Road, Conroe, Texas 77301. Our telephone number is (936) 539-5770 and our Internet address is www.hemiwedge.com.

Valve Product Technology – Hemiwedge Valve Corporation

We formed Hemiwedge Valve Corporation (“HVC”) as a wholly-owned subsidiary to develop and commercialize a new patented technology addressing what we believe to be a significant opportunity in the global valve market.

Our product line, known as the Hemiwedge® Cartridge valve, is a quarter-turn hemispherical wedge valve engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

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

Fiscal 2008 and Fiscal 2009 Developments

Sale of Shumate Machine Works’ Assets—Discontinued Operations

On October 8, 2008, we, and our wholly owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works. In January 2009 we also issued 1,401,170 shares of our common stock to Purchaser as a purchase price adjustment of $420,351.

License of Certain Hemiwedge Assets

On October 15, 2008, we, and our wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which we and HVC transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 year common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share. The transfer of assets was consummated pursuant to the Hemiwedge Intellectual Property Agreement between HVC and Tejas, under which Tejas received (i) a worldwide, perpetual, fully paid up, irrevocable and sublicensable license for the intellectual property related to HVC’s hemispherical wedge valves for the markets, or Fields of Use, of Sub-Sea and Offshore, Drilling and Workover, above 5,000 PSI, Surface Safety valves and all Downhole applications, all together known as the “Combined Fields of Use;” (ii) assignment of two pending U.S. patent applications related to specialty downhole valves and (iii) the use of the Hemiwedge registered trademark in their Combined Fields of Use subject to our oversight.

HVC still retains all rights to the original Hemiwedge Cartridge valve product targeted for the API 6D and ANSI valves in the oil & gas production, pipeline, refining and power markets.

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

In March 2008, we borrowed a total of $25,000 from a third party under a promissory note. This note is due on demand and bears interest at 12% per annum. The principal plus interest in the amount of $1,500 was paid in full by us in October 2008.

In March 2008, we borrowed $196,118 from several directors of the Company. The loan principal was due on demand and had an interest rate of 12% per annum. The principal plus interest in the amount of $1,088 was paid in full by us in May 2008.

On May 23, 2008, we entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at a rate equal to the prime rate plus two percent and has a maturity date of August 31, 2008. The interest rate as of September 30, 2008, was 7%. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all capital assets, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness at the time payment becomes due and payable.

On June 26, 2008, we entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008, loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008. The Borrowers executed an Amended and Restated Note on June 26, 2008, in the amount of $1,140,000 in connection with such amended loan agreement. This has been accounted for as a modification of debt. On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below. All amounts due under the term for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

On September 30, 2008, we entered into a Loan and Consolidation Agreement with Stillwater National Bank and Trust Company. This Loan and Consolidation Agreement consolidated all amounts owed to Stillwater (i) under the January 2008 Amended Loan Agreement; (ii) under the June 2008 Amended and Restated Loan Agreement and (iii) pursuant to overdrafts by us in certain demand deposit accounts (the “Overdraft”). The Overdraft and interest owed on the January 2008 term note were consolidated into two promissory notes totaling $1,500,000. There are no requirements to maintain liquidity and minimum debt coverage ratios (or other financial covenants) under the Loan and Consolidation Agreement.  On October 17, 2008, we paid $749,000 in principal and $2,330 in accrued interest, leaving a principal balance due of $751,000.  In addition, a reserved cash account was established to fund the principal and interest on the remaining loan for the initial year.  The original reserve was $92,775.

We anticipate that increasing energy commodity prices, including prices of oil and natural gas, should continue to cause our customers to increase their drilling and other exploration activities.  As a result, we anticipate seeing increased oil rig counts as well as a renewal of drilling and production activity in previously dormant areas.  We believe that such an increase in activity would result in increased demand for our energy related field service products during the 2009 fiscal year.  In addition, we anticipate that our recent commercialization of the Hemiwedge® Cartridge valve product line will enhance our profitability, although there can be no assurance thereof.

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

We guaranteed payment and performance of the lease pursuant to a Guaranty Agreement.  In addition, we issued Trader Properties a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997.  In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation.  Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations.  In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.”  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the recent sale of assets related to our contract machining business discussed in the paragraph below.

Sale of Shumate Machine Works’ Assets—Discontinued Operations

On October 8, 2008, we, and our wholly owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works.  We also issued 1,401,170 shares of our common stock to Purchaser as a purchase price adjustment of $420,351.

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

The Company currently has one wholly-owned operating subsidiary.  Each of the following former subsidiaries of the Company has been dissolved: Excalibur Steel, Excalibur Services, Excalibur Aerospace, Excalibur Holdings and Shumate Machine Works.

Our Markets

We believe that the industrial valve market is large and growing. According to a 2008 report from The McIlvaine Company, the dollar value of industrial valve shipments in 2007 was projected at approximately $8.5 billion in the United States, up almost 4% from 2006, and $44.8 billion worldwide, up approximately 4% from 2006.

The McIlvaine Company report was not prepared for us nor has either company consented to the use of this information in our report; rather, these reports are available for public use.

Our Strategy

Strategies to achieve our growth objectives include the following:

Commercializing and growing our proprietary new Hemiwedge® valve technology via the Cartridge valve product line.  In late December 2006 we launched our Hemiwedge® technology with the Hemiwedge® Cartridge valve product line, a surface-level engineered valve, targeting oil and gas, process and pipeline applications.  In 2007 we developed test installs in specific applications and developed a users list.  In 2008 we received several product certifications and approvals including API 6D monogram and continue to introduce the product into new applications appropriate for the technology.

Developing strategic alliances with other companies to leverage our valve technology into market segments where we have little or no market infrastructure.  We intend to license and partner our Hemiwedge® technology in market verticals where we have little or no market infrastructure to maximize the technology’s value. For example, the Tejas transaction we licensed Hemiwedge® technology for markets HVC does not target and will allow, via corporate partners, the potential to accelerate the technology’s adoption.  Also, in early 2009 we signed an agreement with Enertech, the nuclear division within Curtis Wright Flow Control (NYSE:  CW).

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

Competition

Our business is fragmented and highly competitive industry segments.  We estimate that there are more than 4,000 valve product manufacturers and distributors within the United States alone.  We estimate that our share of the market, based on 2008 revenues, is less than one percent (1%).  Competition is based primarily on quality, service, price, performance timeliness and geographic proximity.  We compete with a large number of other manufacturers  on a national, regional and local basis, most of which have greater financial resources than we do, and several of which are public companies.  We also compete with overseas competitors whose labor costs may be significantly lower than our costs.  We anticipate the valve product, as it gains market share, will compete with a large number of companies with international and national capabilities that will possess greater financial resources.

We believe that we are able to compete by defining and understanding customer needs and by offering a proprietary superior product.

Intellectual Property

As part of our ongoing research, development, and manufacturing activities, we intend to seek patents when appropriate on inventions involving new products and product improvements.  In December 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® Cartridge valve, from Soderberg Research and Development, Inc. and certain of its affiliates.  These intellectual property rights consisted of two (2) unexpired United States patents, one (1) expired United States patent, several pending United States patent applications, and one (1) registered United States trademark.  We have developed several new inventions to the technology which have been propagated within numerous new patent applications during the last few years.  We have also filed international patent applications for some of the inventions embodied in the pending United States patent applications.

These intellectual property rights are of considerable importance to the Hemiwedge® Cartridge valve product line (including the sub sea high pressure valve licensed to Tejas), and we consider them, in the aggregate, to be material to our valve technology commercialization plans.  It is possible that these intellectual property rights may later be invalidated by a court of competent jurisdiction, and it is also possible that our products or proposed products may be found to infringe upon the intellectual property rights of others.

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

Employees

We currently employ 28 people in Conroe, Texas.  Of the total, approximately 4 are in administration, 5 are in engineering and drafting, and 4 are in sales, marketing and distribution.  None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with our employees to be good.

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

Our business might fail from a lack of capital.,

Although we completed a restructuring of our debt in October 2005, and although we have increased revenues in each of the last three years, we have still incurred operating losses in each of the last three fiscal years.  Our ability to become profitable will depend upon several factors, including whether our Hemiwedge® valve products are successful in the marketplace.  We cannot estimate with any certainty the long-term demand for our products and services or the degree to which we will meet that demand.  If demand for our products and services does not increase, or if the market for our products and services declines, we may not be able to earn enough revenue to generate profits from operations or positive cash flow.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2008 and 2007 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern.  We have incurred recurring losses from operations in 2008 and 2007, respectively and, we have negative working capital as of December 31, 2008.  These conditions raise substantial doubt as to our ability to continue as a going concern.  We cannot assure you that we will achieve operating profits in the future.

We have substantial indebtedness outstanding, and our operations are significantly leveraged.  If we are unable to repay our debt obligations in a timely fashion, it could have a material adverse effect on our business and prospects.

In order to finance our operations we have incurred substantial indebtedness, including the debt with Stillwater National Bank which consists of a term loan, as well as our 2007 bridge financing.  As of December 31, 2008, we owed total indebtedness of approximately $751,000 to Stillwater National Bank, our senior lender.  Additionally, we owe our recent bridge loan investors $3.05 million (not including accrued interest accreted to principal). These notes were due and payable on July 10, 2008, and are currently in default.  Our failure to make full payment on such maturity date constituted a default under these notes.  We also are indebted to other lenders for approximately $200,000.  Our cash flows from operations are currently not sufficient to service our debt obligations.  If we fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements.  If we default on our loan obligations with Stillwater National Bank, it could exercise its rights and remedies under the loan agreement, which could include foreclosing on all of our assets.  Any such action would have a material adverse effect on our business and prospects.

We will likely need to finance our operations and a full-scale launch of the Hemiwedge® products through additional bank borrowings or other capital financings.  If we are unable to obtain additional capital, we may not be able to adequately fund our Hemiwedge Valve Corporation subsidiary or continue our business.

We had a working capital deficit of $4,647,597 as of December 31, 2007 and we had a working capital deficit of $3,648,630 as of December 31, 2008.  Since December 31, 2006, we have completed a private placement of our convertible notes which resulted in net proceeds to us of approximately $2.74 million, providing us with working capital for the immediate future.  Currently, we believe that we will not be able to fund our operations, working capital requirements, and debt service requirements throughout the 2009 fiscal year with existing working capital and cash flows generated from operations.  In addition, we will need additional capital to be able to fund the further development of the Hemiwedge® technology and the operations of the Hemiwedge® Cartridge valve products.  In addition, we do not believe that we will be able to conduct a full-scale expansion of the Hemiwedge® product, including an inventory buildup or an expansion of the product line, without obtaining additional financing.

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

Our subsidiary, Hemiwedge Valve Corporation, is an early stage company that has not had significant historical operations. Its primary business purpose is to develop, manufacture, and market applications of its new valve technology known as the Hemiwedge® Cartridge valve. The Hemiwedge® Cartridge valve, our surface-level valve product line targeting the oil and gas, process and pipeline markets, was launched in late December 2006.  Other applications of the Hemiwedge® technology are still in the engineering, design, and development stage. This subsidiary only began generating product revenue in the late fourth quarter of 2006, and has incurred losses since its formation. As an early stage company, the prospects for Hemiwedge Valve Corporation are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.  We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in the development and growth of Hemiwedge. We may not be able to successfully implement our plans for Hemiwedge Valve Corporation and achieve a significant level of operations.

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

The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals.  The metals industry as a whole is cyclical and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income.  During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers.  When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, result in lower margins.  Changing metal prices could adversely affect our ability to attain profitably.

The oil & gas industry is subject to fluctuations in demand, which results in fluctuations in our results of operations.

Many of our valve products are sold to oil and gas E&P and services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control.  In 2007 and early 2008, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products.  However, in late 2008 and now we see reduction from lower commodity prices and slowing activity levels for our company.  These changes can happen very quickly and without forecast or notice, and may have a material adverse effect on our results of operations.

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

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities.  During the 30 trading days ended March 31, 2009, the average daily trading volume of our common stock was approximately 21,700 shares.  As of March 31, 2009, we had approximately 366 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

As of December 31, 2008, we have granted options and warrants to purchase an aggregate of 1,687,000 and 5,893,579 shares respectfully of our common stock to various persons and entities, of which options and warrants to purchase up to 1,330,333 and 5,893,579 shares respectfully of our common stock are currently exercisable.  The exercise prices on these options and warrants range from $0.25 per share to $1.25 per share.  If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

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

Our officers and directors are collectively the beneficial owners of approximately 18.8% of the outstanding shares of our common stock as of the date of this report.  As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

In December 2005, Shumate Machine Works entered into a lease agreement for a manufacturing facility of approximately 60,000 square feet to be used by Hemiwedge Valve Corporation.  The term of the lease is three years and the rent is approximately $14,000 per month.  The lease agreement grants to Shumate Machine Works an option to purchase the premises covered under the lease for a purchase price of approximately $1,825,000 before lease.  Shumate Machine Works will be entitled to a credit against the purchase price in an amount equal to the amount necessary to amortize the purchase price at 7% over a period of 240 months.  The option to purchase expires on September 1, 2009.  On May 15, 2008, Shumate Machine Works exercised the aforementioned option and purchased the property for $1,726,949 pursuant to a warranty deed.  Concurrently with the purchase, the property was sold to Trader Properties LLC and immediately leased to Hemiwedge Valve Corporation. The Commercial Lease Agreement between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which rent is increased by 2% each year for the term of the lease.  Hemiwedge Valve Corporation is required to maintain public liability insurance of not less than $1,000,000 during the term of the lease.  To secure performance under this lease, Hemiwedge Valve Corporation granted Trader Properties a lien and security interest against all of its’ non-exempt personal property that is in the leased premises  Hemiwedge Industries guaranteed payment and performance of the lease pursuant to a Guaranty Agreement.  In addition, Hemiwedge Industries agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share prior to June 15, 2008.

The existing facilities are adequate for our current operations.  We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3.   LEGAL PROCEEDINGS

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008, and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. . We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008.   On October 8, 2008, we entered into a letter agreement with Sunbelt under which Hemiwedge agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.  Due to cash constraints, we were unable to make the payment within the required 90 days.  As of the date of this report, Sunbelt has not informed us of any indication to re-institute arbitration proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “HWEG.OB” since February 19, 2009.  Before that date our common stock traded on the OTC Bulletin Board under the symbol “SHMT.OB” October 20, 2005.  Before that date, our common stock traded on the OTC Bulletin Board under the symbol “EXCB.OB” since June 10, 2002.  Before that date, our common stock traded on the OTC Bulletin Board under the symbol “GRMA.OB,” and before that, it traded on the OTC Bulletin Board under the symbol “GRMG.OB.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2007 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.60	$0.21
Second quarter	0.60	0.18
Third quarter	0.35	0.11
Fourth quarter	0.22	0.06

2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$2.30	$1.17
Second quarter	2.14	1.30
Third quarter	2.03	1.37
Fourth quarter	1.64	0.60

As of April 7, 2009 there were 366 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	1,687,000	$0.45	1,937,840
Equity compensation plans not approved by security holders (3)(4)(5)(6)	120,000	$1.50	—
Total	1,807,000	$1.43	1,937,840

(1)
2005 Stock Incentive Plan.  On April 29, 2005, our board of directors adopted, and on October 19, 2005, our stockholders approved, our 2005 Stock Incentive Plan.  The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals.  The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent.  We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan.  The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 10,000,000 shares, and as of December 31, 2008, we have issued 8,062,140 shares under the plan, and there are options to purchase 1,687,000 shares outstanding under this plan.

(2)
2001 Stock Option Plan.  On April 8, 2002, we assumed the 2001 Excalibur Holdings, Inc. Stock Option Plan, which was approved by the securities holders of Excalibur Holdings prior to our assumption of the plan.  We are authorized to issue options to purchase up to 285,714 shares under this plan.  As of December 31, 2008, there were zero options to purchase shares outstanding under this plan.

(3)
Individual Option and Warrant Grants.  We have granted warrants on an individual basis.  We have granted no options on an individual basis.  Of the warrants we have granted on an individual basis for compensatory services, there are currently warrants to purchase in the aggregate up to 120,000 shares of our common stock at a weighted average price of $1.50 per share.

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

Recent Sales of Unregistered Securities

On August 6, 2008, we issued 76,338 shares of our common stock to a single accredited investor in consideration of accrued and unpaid interest of $32,235 due under a convertible promissory note.  We relied on the exemption from registration provided by Section 462) of the Securities Act of 1933, as amended, for the issuance of these shares.

On December 11, 2008, we issued 40,812 shares of our common stock to a single accredited investor in consideration of accrued and unpaid interest of $11,250 due under a convertible promissory note.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

General

Hemiwedge Industries, Inc. is a Texas based energy field services company.  Hemiwedge is a holding company that, through its subsidiary operates a valve product line. Hemiwedge seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new product line extensions of the Hemiwedge® technology to the energy, pipeline, process, mining and power markets.

We currently employ 28 people at one plant totaling approximately 60,000 square feet in Conroe, Texas, north of Houston.  Our executive offices are located at 1011 Beach Airport Road, Conroe, Texas 77301.  Our telephone number is (936) 539-5770 and our Internet address is www.hemiwedgeinc.com.

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

Sale of Shumate Machine Works’ Assets—Discontinued Operations

On October 8, 2008, we, and our wholly owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works. In January 2009 we also issued 1,401,170 shares of our common stock to Purchaser as a purchase price adjustment of $420,351.

License of Certain Hemiwedge Assets

On October 15, 2008, we, and our wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which we and HVC transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 year common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share. The transfer of assets was consummated pursuant to the Hemiwedge Intellectual Property Agreement between HVC and Tejas, under which Tejas received (i) a worldwide, perpetual, fully paid up, irrevocable and sub-licensable license for the intellectual property related to HVC’s hemispherical wedge valves for the markets, or Fields of Use, of Sub-Sea and Offshore, Drilling and Workover, above 5,000 PSI, Surface Safety valves and all Downhole applications, all together known as the “Combined Fields of Use;” (ii) assignment of two pending U.S. patent applications related to specialty downhole valves and (iii) the use of the Hemiwedge registered trademark in their Combined Fields of Use subject to our oversight.

HVC still retains all rights to the original Hemiwedge Cartridge valve product targeted for the API 6D and ANSI valves in the oil & gas production, pipeline, refining and power markets.

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

Revenue Recognition

Revenues of Hemiwedge Valve Corporation are derived from Hemiwedge® Cartridge valve product sales and an agreement to perform contractual research and development services.  The research and development services revenue is recognized as the services are performed and related costs are incurred and recorded.  The valve product sales revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable, and collectability is reasonably assured.  This typically occurs when the order is shipped.   Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped.  Customers have the right to inspection and acceptance for generally up to five days after taking delivery.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our estimate of the amount of possible credit losses existing in our accounts receivable.  We determine the allowance based on management’s estimate of likely losses based on a review of current open receivables and our historical write-off experience.  We review the adequacy of our allowance for doubtful accounts quarterly.  Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectability.  Account balances, when determined to be uncollectible, are charged against the allowance.

Inventory

Inventory is stated at the lower of cost (first-in, first-out for raw materials and specific job cost for work-in-process and finished goods) or market.  Slow-moving inventories are periodically reviewed for impairment in value.  Work-in-process and finished goods include labor, materials and production overhead.

Discontinued Operations

On August 29, 2008, we entered into an Asset Purchase Agreement with American International Industries, Inc. pursuant to which we agreed to sell the assets of Shumate Machine Works, subject to certain closing conditions.  This transaction closed on October 8, 2008.

The depreciable assets of Shumate Machine Works were depreciated through the date of shareholder approval and then the cost and accumulated depreciation was moved to a long term asset account identified as "Assets held for sale."

Prior year financial statements have been restated to present the operations of Shumate Machine Works as discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Non-Current assets from discontinued operations," "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations”  respectively, in the accompanying Balance Sheets at December 31, 2007.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2008 and 2007.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2008 and 2007 are those of the continuing operations of Hemiwedge Industries and the operations of Hemiwedge Valve Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended
	December 31
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(65.0)	(51.2)
Gross profit (loss)	35.0	48.8

Selling, general and administrative	(131.0)	(497.4)
Depreciation	(5.5)	(17.4)
Bad debt recovery (expense)	(6.5)	-
Research and development	(7.9)	(157.6)
Operating loss	(115.9)%	(623.6)%

Comparison of the Years ended December 31, 2008 and 2007

Net sales.  Net sales for Hemiwedge Valve Corporation increased by $1,725,144 or an increase of 156% to $2,829,996 for the year ended December 31, 2008, from $1,104,852 for the year ended December 31, 2007. The revenues recorded for the year ended December 31, 2007, reflect $1,084,629 in income for amounts earned for services completed under the development agreement with a former corporate partner. The revenues recorded for the year ended December 31, 2008, include $2,613,985 from the transfer of certain assets and granting of certain license rights related to our Hemiwedge® Valve Technology to Tejas along with Hemiwedge® Cartridge valve sales.   Management currently believes that sales of the Hemiwedge® Cartridge valve will increase significantly going forward resulting from new distribution channels, independent representation agreements signed during 2008 and test ‘beta’ installations of the product concluding with larger customer purchases.  Additionally, the company has received several product approvals during 2008 including API and ISO certification for the Hemiwedge® Cartridge valve which is required in many applications.  We believe the industrial valve market in the United States and worldwide will continue to grow in 2009 based on peer company announcements and publicly available industry forecasts.

Cost of Sales.  Cost of sales for Hemiwedge Valve Corporation increased by $1,275,211 or 226%, to $1,840,427, for the year ended December 31, 2008, from $565,216 for the year ended December 31, 2007.  As a percentage of net sales, cost of sales increased to 65.0% of net sales for the year ended December 31, 2008, versus 51.2% of sales for the year ended December 31, 2007.  Cost of sales includes direct labor and related payroll tax and benefits as well as various allocated overhead items such as facility lease, utilities, and indirect labor costs with related payroll tax and their employee benefits expenses. The increase includes an inventory adjustment of $228,833 for scrap and recording an additional inventory allowance based on the lower of cost or market method.  The increase in the cost of sales as a percentage of sales resulted from a decrease in efficiencies from lower volumes and higher fixed costs relative to volumes and the inventory adjustment.  We generated a gross profit of $989,569, with a gross profit margin of approximately 35.0%, for the year ended December 31, 2008, as compared to a 48.8% gross profit margin in the same period 2007.  We are focused on increasing revenues and seeking to improve gross margins by generating more sales and generating better costs of goods sold from economies received from higher volumes.  We believe that continued growth in the industrial valve market driven by activity levels in the process, mining and power markets along with global infrastructure investment trends and anticipated future higher volumes of sales of the Hemiwedge® Cartridge valve will continue to lead to better cost economies, pricing, volumes and gross margins for our products.

Selling, general, and administrative.  Selling, general and administrative expenses decreased by $1,786,953 to $3,708,636 for the year ended December 31, 2008, from $5,495,589 for the year ended December 31, 2007.  This decrease resulted primarily from the elimination of indemnification, acquisition and investor relations expenses incurred in 2007 as further discussed below.  As a percentage of net sales, selling, general and administrative expenses were 131.0% for the year ended December 31, 2008, as compared to 497.4% for the comparable period in 2007.  For the year ended December 31, 2007, the Board agreed to indemnify an officer of the Company, and record an accrued expense of approximately $580,000 in connection with a judgment personally assessed on our officer from a previously discharged corporate liability.  Additionally, we recorded an expense of $333,575 in the year ended December 31, 2007 for acquisition related costs associated with the failed acquisition of Sunbelt Machine Works, Inc. Our firm also expensed approximately $374,000 in the year ended December 31, 2007, from the cost of our shares issued in connection with the hiring of our investment relations firm. These expenses were partially offset by the amortization of the beneficial conversion feature discount in the year ended December 31, 2008. We also incurred approximately $144,720 in non-cash stock and option awards associated with FASB 123R for the year ended December 31, 2008, compared to 662,872 for the year ended December 31, 2007.

Depreciation.  Depreciation expense increased by $11,810 to $228,551 for the year ended December 31, 2008, from $216,741 for the year ended December 31, 2007.

Bad debt expense.  During the year ended December 31, 2008, we recorded a bad debt allowance of $183,429.  A receivable was formally charged off in September against the allowance thus no additional expense was recorded.

Research and development. Research and development expense decreased by $1,517,178 to $224,256 for the year ended December 31, 2008, from $1,741,434 for the year ended December 31, 2007.  The reduction in research and development expenses resulted from the conclusion of some of activities associated with the development of our sub sea and down hole Hemiwedge® valve products. However, we currently expect to incur research and development expenses as we continue the development of Hemiwedge® valve technology projects as well as the anticipated additional implementation of more product sizes, forms and applications of the Hemiwedge® Cartridge valve line.   We expect that these expenses will include consulting fees, engineering fees, design fees and costs, development fees and costs, third party testing costs, patent and other intellectual property filing costs, legal fees, prototyping costs, costs of new materials, and other research and development costs.

Operating loss.  We incurred an operating loss of $3,282,135 for the year ended December 31, 2008, a decrease of $3,607,164 as compared to an operating loss of $6,889,299 for the year ended December 31, 2007.

Hemiwedge Valve Corporation recorded an operating loss of $1,464,042 for the year ended December 31, 2008, as compared to an operating loss of $3,525,693 for the same period in 2007.  The decreased operating loss is primarily due to the decrease in research and development of $1,517,178.

Also included in our operating loss were general corporate overhead expenses of $1,818,093 for the year ended December 31, 2008, resulting from the costs of operating a publicly reporting company including $324,627 for accounting, legal and professional fees, Sarbanes-Oxley consulting costs, filing costs, and $225,840 for investor relations and shareholder meeting costs.

We have not reduced our fixed costs significantly enough as compared to the revenues we generated in the period to generate an operating profit.   In the event that we successfully commercialize our Hemiwedge® products with revenues exceeding costs we anticipate that increased revenues from the sales of our Hemiwedge® products will greatly improve our results of operations.

Interest expense.  Interest expense increased by $474,160 to $819,064 for the year ended December 31, 2008, from $344,904 for the year ended December 31, 2007.  This includes the amortization of the beneficial conversion feature discount related to the 2007 convertible loans for $364,290 in amortization expense.

Provision for income taxes.  We generated a net loss of $806,594 for the year ended December 31, 2008 compared to a net loss of $7,210,784 for the year ended December 31, 2007. We have made no provision for income taxes due to our tax loss carry-forward from previous years.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, capital leases, and issuance of equity securities.  We had a working capital deficit of $3,648,630 at December 31, 2008.  We had unrestricted and restricted cash of $388,958 and $79,842 respectively, as of December 31, 2008, compared to having cash of $83,591 at December 31, 2007.

We used $2,223,086 of net cash in operating activities for the year ended December 31, 2008, compared to using $4,475,529 in the year ended December 31, 2007.  Cash used in operating activities is primarily due to an operating loss of $806,594 and an increase in inventory of $190,091 and $135,729 in accounts receivable.  This was offset by non-cash charges of $228,551 for amortization and depreciation and $754,406 for issuances of stock, stock options and warrants.

Net cash flows provided by investing activities was $254,683 for the year ended December 31, 2008, compared to net cash flows used by investing activities of $450,849 in the year ended December 31, 2007.  Cash of $319,617 was used provided by the sale leaseback transaction.

Net cash flows provided by financing activities were $2,353,612 for the year ended December 31, 2008, compared to net cash provided by financing activities of $3,462,643 in the year ended December 31, 2007.  Cash provided by financing activities is primarily due to proceeds from notes payable of $2,740,000, offset by payments on notes payable of $949,385.

Bank Credit Facility

A primary source of our financing has been our senior credit facility with Stillwater National Bank. Our credit facility with Stillwater National Bank was restructured on October 19, 2005, and further amended as set forth below.

On February 8, 2007, and effective January 19, 2007, we renewed our $1,000,000 secured revolving line of credit facility with Stillwater. The amount we can borrow on the line of credit subject to qualifying accounts receivable and inventory. The advances available under the line of credit are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The line of credit bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of our existing and future assets. The line of credit expired on April 19, 2008.

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

On May 23, 2008, Hemiwedge entered into a Loan Agreement with Shumate Machine Works, Inc., Hemiwedge Valve Corporation (collectively, the “Borrowers”), Larry Shumate, Matthew C. Flemming and Russ Clark (collectively, the “Guarantors”) and Stillwater National Bank and Trust Company pursuant to which Stillwater agreed to lend us $625,000 for working capital. The promissory note bears interest at a rate equal to the prime rate plus two percent and has a maturity date of August 31, 2008. In addition, the loan is secured by a security agreement of even date therewith and a limited guaranty agreement executed by each of the Guarantors. Under the security agreement, the Borrowers granted Stillwater a security interest in all accounts and accounts receivable, all FFE, general intangibles, inventory and all of the stock of Shumate Machine Works and Hemiwedge Valve Corporation held by us. Each Guarantor guaranteed payment and performance up to 50% of the outstanding indebtedness, at the time payment becomes due and payable.

On June 26, 2008, Hemiwedge entered into an Amended and Restated Loan Agreement with Stillwater National Bank with respect to the May 23, 2008, loan agreement to increase the size of the loan to $1,140,000 and to extend the maturity date to September 26, 2008.  The Borrowers executed an Amended and Restated Note on June 26, 2008, in the amount of $1,140,000 in connection with such amended loan agreement.  The loan agreement for this loan provides that failure to pay when due any substantial liability shall constitute an event of default thereunder.  Our failure to pay the convertible promissory notes discussed below on July 10, 2008, constitutes a default.  Accordingly, Stillwater has the right to declare all indebtedness under the loan agreement due and payable.  As of September 30, 2008, Stillwater has not accelerated the $1,140,000 outstanding under the June 2008 loan agreement.  On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below.  All amounts due under the term for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

On September 30, 2008, Hemiwedge entered into a Loan and Consolidation Agreement with Stillwater National Bank and Trust Company.  This Loan and Consolidation Agreement consolidated all amounts owed to Stillwater (i) under the January 2008 Amended Loan Agreement; (ii) under the June 2008 Amended and Restated Loan Agreement and (iii) pursuant to overdrafts by Hemiwedge in certain demand deposit accounts (the “Overdraft”).  The Overdraft and interest owed on the January 2008 term note were consolidated into two promissory notes totaling $1,500,000.  There are no requirements to maintain liquidity and minimum debt coverage ratios (or other financial covenants) under the Loan and Consolidation Agreement.  On October 17, 2008, we paid $749,000 in principal and $2,330 in accrued interest, leaving a principal balance due of $751,000.  In addition, a reserved cash account was established to fund the principal and interest on the remaining loan for the initial year.  The original reserve was $92,775.

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

Hemiwedge determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Hemiwedge estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method. The amortized amount as of December 31, 2008, is $552,495.

We granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Hemiwedge agreed to register the remaining underlying shares, if any, by January 6, 2008.  We accrued approximately $26,200 at December 31, 2008, for estimated liquidated damages penalties expected to be due such investors for failure to timely register their shares as required under the registration rights agreement.

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

These notes were due and payable on July 10, 2008, and are currently in default.  Our failure to make full payment on such maturity date constituted a default under these notes. These notes continue to bear interest until payment. As of December 31, 2008, the total amount due under these notes, including accrued interest was $3,496,229.  The company’s intention is to restructure these notes.

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

As of the date of this report, we do not believe that we will be able to fund our operations, working capital requirements, and debt service requirements.  We have sought recapitalization with debt and equity during 2008, however, there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Hemiwedge’s revenues and improve its results of operations to a level of profitability including increasing revenues and cash flow from its Hemiwedge Valve Corporation subsidiary.  New sales representative agreements have been executed at Hemiwedge Valve Corporation during 2008 to assist in the sales and marketing efforts to improve our results of operations.

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

We may continue to incur operating losses if the industrial valve market deteriorates or softens. Additionally, if we restructure our convertible loans, they may include future negative covenants.  Our ability to comply with these covenants in the future will depend on whether we can obtain additional capital financing or increase our cash flows from operations.

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

Item 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hemiwedge Industries, Inc.
Conroe, Texas

We have audited the accompanying consolidated balance sheets of Hemiwedge Industries, Inc., as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficits and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of Hemiwedge Industries, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hemiwedge Industries, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that Hemiwedge Industries, Inc.will continue as a going concern. Hemiwedge Industries, Inc. requires significant amount of cash in its operations and does not have sufficient cash to fund its operations for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009

HEMIWEDGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$388,958	$83,591
Restricted cash for note payable	79,842	$-
Accounts receivable, net of allowance for doubtful accounts of $0 and $40,000	157,948	502,383
Inventory, net of allowance of $281,233 and $0	1,135,381	1,259,166
Prepaid expense and other current assets	219,243	472,345
Current assets from discontinued operations	-	24,900

Total current assets	1,981,372	2,342,385

Fixed assets, net of accumulated depreciation of $502,750 and $303,239	348,650	537,847
Assets held for sale	-	1,838,214
Patents, net of accumulated amortization of $87,118 and $58,078	344,938	340,366
Deposits	17,740	25,000
Non-current assets from discontinued operations	-	59,320

Total assets	$2,692,700	$5,143,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$364,230	$485,498
Accounts payable - related party	18,368	55,000
Accrued expenses	1,457,744	929,833
Deferred Gain on Sale/Leaseback	30,408	-
Current portion of notes payable - other	206,244	258,798
Current portion of capital lease obligation	-	51,586
Current portion of equipment notes payable	-	5,578
Current portion of convertible notes payable, net of discount of $0 and $364,290	3,496,229	2,800,535
Current portion of term note payable - Stillwater National Bank	56,779	-
Line of credit from discontinued operations	-	764,606
Current portion of notes payable from discontinued operations	-	389,719
Current liabilities from discontinued operations	-	1,248,829

Total current liabilities	5,630,002	6,989,982

Long term liabilities:
Deferred Gain on Sale/Leaseback	255,885	-
Term note payable - Stillwater National Bank	694,221	-
Long-term liabilities from discontinued operations	-	2,638,758

Total long term liabilities	950,106	2,638,758

Total liabilities	6,580,108	9,628,740

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
22,054,691 and 20,578,071 shares issued and outstanding	22,054	20,578
Additional paid-in-capital	23,984,913	22,581,595
Accumulated deficit	(27,894,375)	(27,087,781)

Total stockholders' (deficit)	(3,887,408)	(4,485,608)

Total liabilities and stockholders' (deficit)	$2,692,700	$5,143,132

See accompanying notes to consolidated financial statements

HEMIWEDGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2008	2007

REVENUES	$2,829,996	$1,104,852

COST OF REVENUES
Cost of revenues	1,767,259	540,387
Depreciation expense	73,168	24,829

Total cost of revenues	1,840,427	565,216

GROSS PROFIT (LOSS)	989,569	539,636

OPERATING EXPENSES:
Selling, general and administrative	3,708,636	5,495,589
Depreciation expense	155,383	191,912
Bad debt expense (recovery)	183,429	-
Research and development	224,256	1,741,434

Total operating expenses	4,271,704	7,428,935

LOSS FROM OPERATIONS	(3,282,135)	(6,889,299)

OTHER INCOME (EXPENSE)
Interest expense	(819,064)	(344,904)

LOSS BEFORE DISCONTINUED OPERATIONS	(4,101,199)	(7,234,203)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
(including gain on disposal of $3,558,508 in 2008)	3,294,605	23,419

NET LOSS	$(806,594)	$(7,210,784)

Basic and diluted net income (loss) per share from continuing operations	$(0.19)	$(0.36)
Basic and diluted net income (loss) per share from discontinued operations	0.15	-
Basic and diluted net income (loss) per share	(0.04)	(0.36)

Weighted average shares outstanding-Basic	21,357,689	20,061,282
Weighted average shares outstanding-Diluted	21,357,689	20,061,282

See accompanying notes to consolidated financial statements

HEMIWEDGE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  (DEFICIT)
For the years ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2006	19,322,277	19,322	20,015,762	$(19,876,997)	118,487

Common stock issued for cash	680,520	681	769,079		769,760
Common stock issued for services	480,050	480	643,377		643,857
Costs of raising capital			(132,333)		(132,333)
Cashless exercise of warrants	95,224	95	(95)		-
Options and warrants issued			733,310		733,310
Discount on beneficial conversion feature related to convertible notes payable			552,495		552,495
Deferred compensation					39,600

Net loss				(7,210,784)	(7,210,784)

Balances at December 31, 2007	20,578,071	$20,578	$22,581,595	$(27,087,781)	$(4,485,608)

Common stock issued for services	1,359,470	1,359	429,922		431,281
Common stock issued for interest	117,150	117	43,368		43,485
Vesting of restricted shares			14,000		14,000
Options and warrants expense			280,238		280,238
Warrant issued for cash			635,790		635,790

Net loss				(806,594)	(806,594)

Balances at December 31, 2008	21,903,879	$22,054	$23,984,913	$(27,894,375)	$(3,887,408)

See accompanying notes to consolidated financial statements

HEMIWEDGE INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended Dectember 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,691)	$(7,234,203)
Net income (loss) from discontinued operations	(263,903)	23,419
Net loss from continuing operations	(806,594)	(7,210,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	228,551	216,740
Bad debt expense	183,429	-
Amortization of beneficial conversion feature discount	364,292	187,589
Stock-based compensation	754,406	1,346,332
Non-cash gain on sale of assets	(3,558,508)	-
Changes in:
Accounts receivable	(135,729)	1,361
Inventory	(190,901)	(568,432)
Other assets	84,672	(216,183)
Accounts payable	72,383	260,830
Accounts payable - related party	(46,632)	55,000
Accrued expenses	462,321	928,535
Deferred revenue	(18,730)	(400,000)
Net cash used in continuing operations	(2,607,040)	(5,399,012)
Net cash provided in discontinued operations	383,954	923,483
Net cash used in operating activities	(2,223,086)	(4,475,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in purchase and sale of facilities	319,617	-
Purchase of fixed assets	(10,314)	(162,268)
Purchase of patents	(33,612)	(62,076)
Net cash provided by (used in) continuing operations	275,691	(224,344)
Net cash provided by (used in) discontinued operations	(21,008)	(226,505)
Net cash provided by (used in) investing activities	254,683	(450,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(949,385)	(98,747)
Payments on notes payable - related party	(196,118)	-
Proceeds from notes payable - related party	196,118	-
Proceeds from notes payable	2,740,000	3,300,000
Proceeds from sales of warrants	635,790	—
Proceeds from sales of common stock, net of offering cost	-	637,426
Net cash provided by continuing operations	2,426,405	3,838,679
Net cash provided by (used in) discontinued operations	(72,793)	(376,036)
Net cash provided by financing activities	2,353,612	3,462,643

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	385,209	(1,463,735)

CASH AND CASH EQUIVALENTS, beginning of period	83,591	1,547,326

CASH AND CASH EQUIVALENTS, end of period	$468,800	$83,591

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	158,124	422,712

Non-cash investing and financing transactions:
Purchase and sale leaseback of facilities	1,719,978	-

See accompanying notes to consolidated financial statements

HEMIWEDGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Hemiwedge Industries, Inc. (“Hemiwedge”) is a Texas based energy field services company. Hemiwedge is a holding company that, through its subsidiary Hemiwedge Valve Corporation (“HVC”), operates in the proprietary valve product line business. Hemiwedge seeks to leverage its existing infrastructure, expertise, and customer channels to grow its business and introduce new technologies to the energy markets.

On February 11, 2009, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from “Shumate Industires, Inc.” to "Hemiwedge Industries, Inc." This amendment was unanimously approved by the Company’s board of directors and by a majority of the Company’s stockholders at the August 6, 2008 special meeting of stockholders.

Basis of Presentation. The consolidated financial statements include the accounts of Hemiwedge and its wholly-owned subsidiary HVC. Significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition. Revenues of HVC are derived from Hemiwedge® Cartridge valve product sales and an agreement to perform contractual research and development services.  The research and development services revenue is recognized as the services are performed and related costs are incurred and recorded.  The valve product sales revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable, and collectability is reasonably assured.  This typically occurs when the order is shipped.  Shipping terms are FOB shipping and title passes to the customer at the time the product is shipped.  Customers have the right to inspection and acceptance for generally up to five days after taking delivery.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  The allowance was $0 and $40,000 as of December 31, 2008 and December 31, 2007, respectively.

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

Patents.  Patents are initially measured based on their fair values.  Patents are being amortized on a straight-line basis over a period of 8 to 10 years and are stated net of accumulated amortization of $87,118 and $58,078 at December 31, 2008 and 2007, respectively.  Amortization expense of $29,040 and $29,040 was charged to operations during 2008 and 2007, respectively.

Impairment of Long-Lived Assets.  Hemiwedge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  Hemiwedge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Stock-Based Compensation.  Effective January 1, 2006, Hemiwedge began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.  Prior to January 1, 2006, Hemiwedge had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.  Hemiwedge adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

There were 345,000 and 991,000 options issued to employees and non-employee directors during the year ending December 31, 2008 and 2007, respectively.

Accounting for Derivative Instruments. Hemiwedge does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Hemiwedge evaluates all of it financial instruments under the application of SFAS 133 and EITF 00-19 to determine if such the financial instruments are derivatives or contain features that qualify as embedded derivatives. There are no derivative instruments outstanding as of December 31, 2008 and 2007.

Basic and Diluted Net Income per Share.  Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In June 2008, the FASB ratified EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock, including evaluating the instrument's contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

Hemiwedge does not expect the adoption of this or any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Hemiwedge incurred recurring losses from operations for the year ended December 31, 2008, and has an accumulated deficit and negative working capital as of December 31, 2008. These conditions raise substantial doubt as to Hemiwedge’s ability to continue as a going concern.  Hemiwedge has sought recapitalization with debt and equity during 2008; however, there can be no assurance that it will successfully recapitalize. In addition, management is trying to continue to increase Hemiwedge’s’ revenues and improve its results of operations to a level of profitability including revenues and cash flow from its HVC subsidiary.  New sales representative agreements have been executed during 2008 to assist in the sales and marketing efforts to improve our results of operations.  As of the date of this report, Hemiwedge believes that it will not be able to fund its operations, working capital requirements, and debt service requirements through cash flows generated by operations alone. Management will seek to raise additional capital in fiscal 2009, and possibly beyond 2009 if Hemiwedge’s’ results of operations do not continue to improve or if the need otherwise arises.  The financial statements do not include any adjustments that might be necessary if Hemiwedge is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

On October 8, 2008, the Company’s wholly owned subsidiary Shumate Machine Works, Inc. (“Machine Works”) consummated the sale of substantially all of Machine Works’ assets to American International Industries, Inc. (“Purchaser”). The sale was effected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which Machine Works transferred substantially all of its assets and certain enumerated liabilities to Purchaser. The aggregate purchase price was $6,703,749 consisting of assumption by Purchaser of (i) $5 million of promissory notes due Stillwater National Bank and Trust Company and (ii) $1,703,749 of certain other liabilities, including without limitation, accounts payable of Machine Works.

The assets and liabilities of Machine Works sold and transferred are comprised of the following at October 8, 2008 and December 31, 2007:

	October 8, 2008	December 31, 2007

Accounts receivable	294,888	480,164
Inventories	760,373	314,686
Property and equipment, net	1,566,894	1,838,214
Other assets	11,603	11,469

Total assets	2,633,758	2,644,533

Accounts payable	1,100,489	580,158
Accrued liabilities	386,726	501,111
Notes payables	4,167,256	3,829,460

Total liabilities	5,654,471	4,910,729

Net liabilities of discontined operations	(3,020,713)	(2,266,196)

As shown in the table below, the gain recognized on this transaction was $3,558,508.

Aggregate purchase price:

Assumption of Stillwater National Bank debt	$5,000,000
Assumption of certain liabilities	1,703,749

6,703,749
Less:
Accounts receivable	294,888
Inventory	760,373
Property and equipment, net	1,620,231
Other assets	49,398
Negative working capital adjustment	420,351

3,145,241

Gain on sale	3,558,508

The Purchase Agreement also contained a purchase price adjustment whereby if the Assumed Liabilities (as defined in the Purchase Agreement) exceeded the accounts receivable, inventory, cash and pre-paid assets (otherwise known as “Negative Working Capital”), then Shumate will issue Purchaser that number of shares of our common stock equal to the Negative Working Capital up to a maximum of $700,000. The actual number of shares to be issued is based upon the closing price for Shumate's common stock on the closing date.  The negative working capital on the day of the sale was $420,351

Prior year financial statements have been restated to present the operations of Shumate Machine Works as discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Non-Current assets from discontinued operations," "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations” respectively, in the accompanying Balance Sheets at December 31, 2007.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2008 and 2007.

NOTE 4 – RESEARCH AND DEVELOPMENT CONTRACT

In July 2006, HVC entered into an agreement with At Balance Americas, LLC, a Houston-based Managed Pressure Drilling, or MPD, services company. At Balance Americas, LLC (“At Balance”) is an affiliate of Shell Technology Ventures, a leading energy-focused venture capital firm with offices in Houston, Texas. At Balance is not a related party and the development agreement was negotiated on an arm’s length basis. The agreement provided HVC with funding of approximately $895,000 during the contract period to develop a down-hole isolation valve, or DIV, using our Hemiwedge® valve technology. The two year contract ended on July 13, 2008.  The contract included three major phases with partial funding in advance of each phase, and progress payments throughout each phase. The three major phases (including estimated funding for each phase) were:  Phase I –Engineering and Design ($292,500); Phase II—Procurement and Manufacturing ($805,000) and Phase III—Testing and Validation ($287,300).  To the extent that actual costs vary from the estimates provided, Hemiwedge utilized a change order to request additional monies from At Balance during an uncompleted phase when needed.  At Balance had the sole discretion to approve any such request for additional money.

The table below includes revenue and expenses recognized by HVC during the years ended December 31, 2008, and 2007:

	2008	2007

Contractual Research and Development Revenue	-	1,084,629

Contractual Research and Development Expense	-	437,022

Payments Received	-	495,219

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

Description	Life	2008	2007

Shop equipment	5-12 years	$373,991	$363,677
Other equipment and furniture	3 years	233,499	233,499
Leasehold improvements	5 years	243,910	243,910

		851,400	841,086
Less: accumulated depreciation		(502,750)	(303,239)

Property and equipment, net		$348,650	$537,847

Depreciation expense in continuing operations totaled $199,509 and $187,699 in 2008 and 2007, respectively.

NOTE 6 – INTELLECTUAL PROPERTY

On December 5, 2005, Hemiwedge acquired for $238,500 the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates.  Hemiwedge contributed these intellectual property rights to HVC as a capital contribution.  The intellectual property rights acquired consist of all patents, trademarks, and the internet website relating to the Hemiwedge® product line.  The aggregate consideration paid for the intellectual property rights consisted of $138,500 in cash and a two-year six percent promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest.  In addition, Hemiwedge agreed to deposit (a) $72,000 into an escrow account, the property of Soderberg Research Inc., to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning in January 2006 as an advance against future potential royalties.  Royalties will be earned beginning January 1, 2008, based on (a) three percent of the net sales proceeds collected from customers from (b) gross revenue from sales of products to which the acquired intellectual property relates, less (c) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall continue until March 29, 2013.  The $72,000 in monthly advances shall be credited against the three percent of the net sales proceeds.  As of December 31, 2008, royalties of $2,232 had been earned leaving a remaining advance of $69,768 on the balance sheet.  Amortization expense in continuing operations totaled $29,040 and $29,040 in 2008 and 2007, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2008 and 2007 included the following:

	2008	2007

Payroll taxes and estimated penalties	$17,525	$21,050
Property tax	-	39,354
Accrued salaries and commissions	-	32,745
Investor relation payable	90,500	-
Failed Acquisition Contingency	253,995	178,995
Officer Indemnification	560,000	580,000
Payable to AMIN	450,128	-
Other	85,596	77,689

	$1,457,744	$929,833

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among Hemiwedge Industries, Inc., Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt.  In connection therewith, Hemiwedge was required to pay Sunbelt a termination fee of $150,000 for which we have recorded an accrued expense of $178,995 for such contingency as of December 31, 2007.  During the year ended December 31, 2008, Hemiwedge accrued an additional $75,000 for additional contingent liabilities related to the terminated agreement.

During the year ended December 31, 2007, Hemiwedge agreed to indemnify one of its officers in connection with a judgment assessed against him personally resulting from a previously discharged corporate tax liability.  This resulted in an accrued expense of $580,000 in the 4th quarter of 2007 which was reduced by $20,000 in 2008.

In addition, Hemiwedge accrued a payable  of $420,351 to American International Industries, Inc., related to the negative working capital adjustment discussed in Note 3 above.  There were additional items due to American totaling $29,777.

NOTE 8 – NOTES PAYABLE AND CAPITAL LEASE

During the year ended December 31, 2007, Hemiwedge sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to two accredited investors.   The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that Hemiwedge is required to prepay the note if Hemiwedge consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however Hemiwedge has the right to defer any interest payment and accrue same to principal. The notes are convertible into Hemiwedge common stock at a fixed conversion price of $1.89. In addition, if Hemiwedge closes a subsequent equity financing within the next 12 months, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing.
Under the terms of the notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of Hemiwedge’s then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The notes were issued with a warrant to purchase up to 610,000 shares of Hemiwedge’s common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.
Hemiwedge determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended.  Under the provisions of EITF Issue 98-5 and 00-27, Hemiwedge discounted the fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model to exceed the principal value of the note. The resulting discount of $552,495 is being amortized over the life of the notes using the effective interest method.  The amortized amount for the year ended December 31, 2007 is $187,589. A summary of these convertible notes is as follows:

Carrying amount of notes as of December 31, 2007	$2,800,535
Add: amortization of discounts	364,290
Add: accrued interest	331,404

Carrying amount of notes as of December 31, 2008	$3,496,229

Hemiwedge granted the investors in the offering registration rights for the resale of the shares issuable upon conversion of the note and upon exercise of the warrant. To the extent that all such shares are not registered pursuant to the granted piggyback registration rights, Hemiwedge agreed to register the remaining underlying shares, if any, by January 6, 2008.

In connection with the offering, the placement agents received $215,000 in fees. In addition, another $10,000 in legal fees were incurred.  The net proceeds of this offering after the payment of commissions, fees and other expenses of the offering were approximately $2,825,000.

On January 25, 2008, Hemiwedge entered into an Amended and Restated Loan Agreement with Stillwater National Bank and Trust Company (“Stillwater”) (the "Amended Loan Agreement").

The Amended Loan Agreement amends and restates the Prior Agreement as follows:

1.  Term Loan. Hemiwedge’s current Term Note dated October 19, 2005, in favor of Stillwater had an outstanding principal balance of $3,003,998 as of January 25, 2008, and a maturity date of April 19, 2008. Stillwater loaned Hemiwedge (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $3,329,000 pursuant to a new term note dated January 25, 2008, which funds advanced under the new term note were used to refinance the old term note and provide working capital. The new term note requires Hemiwedge to make 26 equal monthly payments (beginning on February 28, 2008) in an amount sufficient to fully amortize principal and interest on the amended and restated note over 64 months. The new term note is due and payable on April 19, 2010. The new term note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Hemiwedge’s existing and future assets as well as a security interest in certain personal assets of the President of Hemiwedge.  The interest rate as of September 30, 2008, was 7%.  This has been accounted for as a modification of debt.

2.  Revolving Loan. Hemiwedge’s current revolving promissory note dated October 19, 2005 in favor of Stillwater had an outstanding principal balance of $893,676 as of January 25, 2008, and a maturity date of April 19, 2008. Stillwater loaned Hemiwedge (along with its co-borrowers Shumate Machine Works, Inc. and Hemiwedge Valve Corporation) $1,000,000 pursuant to a new revolving promissory note dated January 25, 2008, which funds advanced under the new revolving promissory will be used to refinance the old revolving promissory note and provide working capital. The initial balance on the line of credit was the balance of Hemiwedge’s existing line of credit with Stillwater ($893,676 principal balance as of January 25, 2008). The advances available under the new revolving promissory note are limited to a borrowing base of the sum of (a) 85% of eligible accounts receivable, and (b) 50% of eligible inventory. The new revolving promissory note bears interest at a rate equal to the prime rate plus two percent, and it is secured by a first priority security interest in all of Hemiwedge’s existing and future assets as well as a security interest in certain personal assets of the President of Hemiwedge. The interest rate as of September 30, 2008, was 7%.  On the 28th day of each month, beginning January 28, 2008, Hemiwedge will pay all interest accrued on the new revolving promissory note. The amount Hemiwedge can borrow on the line of credit is subject to qualifying accounts receivable and inventory. The new revolving promissory note will mature and become fully due and payable on April 19, 2009.  This has been accounted for as a modification of debt.

On September 30, 2008, the amounts due under this facility were consolidated under a Loan and Consolidation Agreement, as discussed below.  All amounts due under the term note and the revolving note for this facility were assumed on October 8, 2008, by the purchaser of substantially all of the assets held by our subsidiary Shumate Machine Works, Inc.

In October 2007, Hemiwedge sold $250,000 of principal amount of a promissory note.  The note was due and payable as of December 31, 2007, and bears interest at twelve percent (12%).  The note has been extended as a demand loan.

In June 2006, Hemiwedge entered into a financing agreement with an independent third party to sell and leaseback certain machinery and equipment, which is accounted for as a capital lease.  This lease agreement contains a residual value guarantee at the end of the lease term.  The cost of equipment under the capital lease is included in the balance sheet as shop equipment of approximately $100,000 at December 31, 2008. Amortization of the assets under the capital lease were included in the depreciation expense. The purchase option on the lease was executed in December 2008.

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

NOTE 9 – SALE LEASEBACK

On May 15, 2008, Hemiwedge’s wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301.  The operations of HVC are conducted at this location. The terms of the Original Lease included an option to purchase the underlying property.  Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

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

In May 15, 2008, Hemiwedge guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008, with Trader Properties.  In addition, Hemiwedge agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share, with a five year term in connection with the lease.

NOTE 10 – LICENSE OF CERTAIN HEMIWEDGE ASSETS

On October 15, 2008, we, and our wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which we and HVC transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 year common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share. The transfer of assets was consummated pursuant to the Hemiwedge Intellectual Property Agreement between HVC and Tejas, under which Tejas received (i) a worldwide, perpetual, fully paid up, irrevocable and sub-licensable license for the intellectual property related to HVC’s hemispherical wedge valves for the markets, or Fields of Use, of Sub-Sea and Offshore, Drilling and Workover, above 5,000 PSI, Surface Safety valves and all Downhole applications, all together known as the “Combined Fields of Use;” (ii) assignment of two pending U.S. patent applications related to specialty downhole valves and (iii) the use of the Hemiwedge registered trademark in their Combined Fields of Use subject to our oversight.

HVC still retains all rights to the original Hemiwedge Cartridge valve product targeted for the API 6D and ANSI valves in the oil & gas production, pipeline, refining and power markets.

As shown in the table below, the net revenue recognized on this transaction was $2,613,985.

Sales Price	$3,500,000

Less:
Fair market value of warrants issued	- 635,790
Finder's Fee	- 215,000
Legal Fees associated with the transaction	- 35,225

Net revenue on the Sale of license	$2,613,985

NOTE 11 – INCOME TAXES

Hemiwedge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Hemiwedge has incurred significant net losses in past years and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $27,000,000 at December 31, 2008, and will expire in the years 2022 through 2027.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred tax asset	$9,615,000	$9,445,000
Valuation allowance	(9,615,000)	(9,445,000)

Net deferred tax asset	$-	$-

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  Hemiwedge incurred such an ownership change both 2006 and 2005.  As the result of the ownership change, Hemiwedge’ use of net operating losses through the date of change is restricted.  Losses subsequent to the date of change are not restricted.

NOTE 12 – COMMON STOCK

Between March 1, 2007 and March 31, 2007, Hemiwedge issued an aggregate of 666,768 shares of common stock for the exercise of outstanding warrants. The net proceeds of these warrant exercises to Hemiwedge after the payment of commissions, fees, and other expenses of the offering were $735,560. Of the 666,768 warrants exercised, 536,300 were Class A Warrants. The Class A Warrants were exercised at a price of $1.25 per share and resulted in approximately $653,366 in net proceeds to Hemiwedge after the payment of commissions, fees, and other expenses. All of the holders of the Class A Warrants that were exercised received one share of Hemiwedge's common stock and one Class B Warrant as a result of such exercise. The Class B Warrants have a term of five years and an exercise price of $2.00 per share. The Class B Warrants include piggy-back registration rights, subject to customary underwriter cutbacks. If the common stock underlying the Class B Warrants is not registered by March 31, 2008, the holders will be entitled to exercise the Class B Warrants on a cashless basis at any time that there is not an effective registration statement covering the resale of the common stock underlying the Class B Warrants. During the nine months ended September 30, 2007, Hemiwedge incurred $81,019 costs of raising capital that were related to the offering.

Hemiwedge evaluated the Class B Warrants to determine if they were within the scope of SFAS 133 and EITF 00-19. Hemiwedge concluded the Class B Warrants should not be classified as a liability and therefore are not subject to SFAS 133.

Between April 1, 2007 and December 31, 2007, Hemiwedge issued an aggregate of 420,050 shares of common stock valued at $660,912 for consulting services, professional fees, and hiring incentives.

Between July 1, 2007 and September 30, 2007, Hemiwedge issued an aggregate of 13,752 shares of common stock for the exercise of outstanding Class A Warrants at an exercise price of $1.25 per share, resulting in net proceeds of $17,190.

Between July 1, 2007 and September 30, 2007, Hemiwedge issued an aggregate of 150,000 shares of common stock for the exercise of non-qualified stock options at an exercise price of $0.65 per share.  The stock options were exercised by payment by the option holder of 54,776 shares of outstanding common stock valued at $97,500 on the date of exercise.

Between July 1, 2007 and September 30, 2007, Hemiwedge incurred $24,454 in offering costs.

In December, 2007, the company issued 60,000 shares of restricted stock as a hiring incentive.  5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule.

During the quarter ended June 30, 2008, Hemiwedge issued 350,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $157,500.  This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable. In addition, Hemiwedge issued 132,000 shares to Stillwater National Bank in connection with making the loan referenced in Note 4 above.  The shares were valued and recorded at their fair value of $55,400.  This cost was recorded as debt discount and was amortized over the life of the loan using the effective interest method.  In December, 2007, Hemiwedge issued 60,000 shares of restricted stock as a hiring incentive. 5,000 shares vest each quarter beginning in the first quarter of 2008, for a three year vesting schedule.  During the year ended December 31, 2008, 20,000 shares vested and were valued and expensed at $14,000.

During the quarter ended March 31, 2008, Hemiwedge issued 369,000 shares of common stock to several individuals for their services. These shares were valued and recorded at their fair value $155,640.  This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable.

In connection with the lease transaction of the Hemiwedge Valve Corporation facility, Hemiwedge Industries agreed to issue the landlord, Trader Properties LLC, a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share with a five year term.  The warrants were valued and recorded at their fair value of $14,595 using the Black-Scholes pricing model and expensed during the quarter ended June 30, 2008.

On July 25, 2008, Hemiwedge issued a total of 348,470 shares of common stock to various individuals for services provided from January to June 2008.  196,679 shares were issued to employees who had entered into an agreement to receive a portion of their net compensation in shares in place of cash.  These shares represent $73,992 in net pay.  120,145 shares were issued to an officer as reimbursement for company expenses that had been paid by the officer.  These shares represent $31,238 in expenses.  31,646 shares were issued to a consultant for engineering services related to certain tests of the Hemiwedge® valve.  These shares represent $9,750 in consulting fees.

On August 6, 2008, Hemiwedge issued a total of 50,000 shares of common stock to various individuals for services.  These shares were valued and recorded at their fair value $12,500.  This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable.  In addition we issued 76,338 shares of our common stock to a single accredited investor in consideration of accrued and unpaid interest of $32,235 due under a convertible promissory note.

On October 6, 2008, Hemiwedge issued a total of 50,000 shares of common stock to various individuals for services.  These shares were valued and recorded at their fair value $17,000.  This amount was recorded as a prepaid expense and as the provider applies the stock to invoices, the prepaid value is reduced against accounts payable.  60,000 shares were issued to an employee as a hiring incentive valued at $20,400.  On December 11, 2008, we issued 40,812 shares of our common stock to a single accredited investor in consideration of accrued and unpaid interest of $11,250 due under a convertible promissory note.

Hemiwedge incurred approximately $279,643 in non-cash stock and option awards associated with FASB 123R for the year ended December 31, 2008, from prior period grants.  In addition, Hemiwedge incurred approximately $89,928 in non-cash options awards associated with FASB 123R due to the modification of existing option agreements to reduce the exercise price from various amounts down to $0.50.

Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2008, include (1)  risk-free interest rate from 0.92% to 2.26%, (2) option life is the expected remaining life of the options, (3) expected volatility from 160% to 187%, and (4) zero expected dividends.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Hemiwedge currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through December 31, 2007 of which 296,429 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 4,783,690 shares have been issued to date and 1,796,000 options have been granted through December 31, 2007.  In addition, there were 48,571 non-plan options outstanding as of December 31, 2006.

During the year ended December 31, 2007, Hemiwedge granted 991,000 options to its employees and non-employee directors at exercise prices ranging from $1.00 to $2.25 per share for services rendered and valued at the options' fair value totaling $728,170. Of this amount, $516,645 was recorded as compensation expense during the year ended December 31, 2007 and $211,525 was deferred to recognize over the future periods in which the options vest and the services will be performed.  The weighted average term in which the unrecognized expense will be amortized is 2.4 years.

During the first quarter of 2007, Hemiwedge determined that additional working capital was needed to fund its continuing operations. Hemiwedge decided to initiate a capital raising effort via a private offering to a limited number of accredited investors during a limited period of time. In exchange for the exercise of any or all of the investors' Class A warrants, the investors would receive the applicable shares of common stock and Class B warrants. In connection therewith, Hemiwedge granted 536,300 warrants at an exercise prices of $2.00 per share to investors associated with the exercise of Class A Warrants. These warrants vested immediately and have a life of five years. These warrants have a fair value of $890,571.

Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2007, include (1) 2.85% - 5.00% risk-free interest rate, (2) 2.5 to 3.5 year option life is the expected remaining life of the options, (3) expected volatility of 81% - 182%, and (4) zero expected dividends.

During the year ended December 31, 2007, Hemiwedge also recognized $146,227 option expense for options granted in the prior year that vested in the current year.

During 2007, 150,000 options were exercised and 163,047 expired unexercised.  In the same period 680,520 warrants were exercised and 891,045 expired unexercised.

Shumate Machine Works sold the 1011 Beach Airport Road property to Trader Properties LLC, which Trader Properties immediately leased to Hemiwedge Valve Corporation.  The terms of the Commercial Lease Agreement between Hemiwedge Valve Corporation and Trader Properties is for a term of 10 years with a monthly rent of $24,000 per month, which shall be increased by 2% each year for the term of the lease.  We guaranteed payment and performance of the lease pursuant to a Guaranty Agreement.  In addition, on May 15, 2008, we issued Trader Properties a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share.  These warrants vested immediately and have a life of 5 years.  These warrants have a fair value of $14,595.

On October 15, 2008, we, and our wholly owned subsidiary Hemiwedge Valve Corporation (“HVC”), entered into a Transfer Agreement with Tejas Research & Engineering, L.P. (“Tejas”) pursuant to which we and HVC transferred certain assets and granted certain license rights related to our Hemiwedge Valve Technology to Tejas in exchange for $3.5 million in cash at closing and a 5 year common stock purchase warrant to purchase 2,443,269 shares of our common stock at a purchase price of $0.25 per share.  These warrants vested immediately and have a life of 5 years.  These warrants have a fair value of $578,186.

On October 27, 2008, we issued a 5-year warrant to a single accredited investor to purchase 250,000 shares of our common stock at an exercise price of $0.30 as consideration for certain services rendered.  These warrants vested immediately and have a life of 5 years.  These warrants have a fair value of $57,604.

During the year ended December 31, 2008, Hemiwedge granted 345,000 options to its employees at exercise prices ranging from $0.25 to $0.30 per share for services rendered and valued at the options' fair value totaling $56,946. Of this amount, $39,118 was recorded as compensation expense during the year ended December 31, 2008.

Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2008, include (1) risk-free interest rate from 0.92% to 2.26%, (2) option life is the expected remaining life of the options, (3) expected volatility from 101% to 187%, and (4) zero expected dividends.

During the year ended December 31, 2008, Hemiwedge also recognized $240,525 option expense for options granted in the prior year that vested in the current year.

During 2008, no options were exercised and 193,810 expired unexercised.  In the same period no warrants were exercised and none expired unexercised.

Summary information regarding options and warrants is as follows:

		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
Share Price	Options	Exercise Price	Value	Warrants	Exercise Price	Value

Outstanding at December 31, 2006	857,857	1.55	$222,900	2,648,385	1.51	$356,802

Year ended December 31, 2007:
Granted	991,000	1.57		2,023,490	1.69
Exercised	(150,000)	0.65		(680,520)	1.13
Forfeited	(163,047)	3.66		(891,045)	2.29

Outstanding at December 31, 2007	1,535,810	$1.42	$5,000	3,100,310	$1.49	$20,320

Year ended December 31, 2008:
Granted	345,000	0.26		2,793,269	0.25
Exercised	-	-		-	-
Forfeited	(193,810)	1.27		-	-

Outstanding at December 31, 2008	1,687,000	$0.45	$-	5,893,579	$0.78	$-

Options outstanding and exercisable as of December 31, 2008:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$0.50	100,000	2.03	66,667
0.50	100,000	2.22	100,000
0.50	100,000	0.02	66,667
0.50	75,000	2.62	50,000
0.50	50,000	2.70	50,000
0.50	10,000	2.79	6,667
0.50	20,000	2.95	13,333
0.50	75,000	3.01	75,000
0.50	32,000	3.02	10,333
0.50	60,000	3.36	60,000
0.50	440,000	3.61	306,666
0.50	65,000	0.02	25,000
0.50	215,000	3.97	215,000
0.30	60,000	0.20	-
0.25	285,000	4.97	285,000
	1,687,000	3.11	1,330,333

Warrants outstanding and exercisable as of December 31, 2008:

	Outstanding		Exercisable
Exercise	Number	Remaining	Number
Price	of Shares	Life (years)	of Shares

$0.63	119,532	2.15	119,532
1.50	12,000	2.59	12,000
1.25	1,398,936	2.95	1,398,936
2.00	536,300	3.25	536,300
1.25	263,542	3.41	263,542
1.89	410,000	3.28	410,000
1.25	60,000	3.62	60,000
1.89	200,000	3.84	200,000
1.50	100,000	3.93	100,000
0.25	100,000	4.37	100,000
0.25	2,443,269	4.79	2,443,269
0.30	250,000	4.82	250,000
	5,893,579	1.66	5,893,579

NOTE 14 – TERMINATION OF SUNBELT STOCK PURCHASE AGREEMENT

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among Hemiwedge Industries, Inc., Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt.  In connection therewith, Hemiwedge was required to pay Sunbelt a termination fee of $150,000 for which the Company has recorded an expense of $333,575 for the year ended December 31, 2007 for the write-off of prepaid acquisition costs accrued in connection with the stock purchase agreement.

On June 23, 2008, Hemiwedge received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County, Texas, relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  Hemiwedge has failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008 and Hemiwedge was unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. Hemiwedge has recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, Hemiwedge entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. Hemiwedge agreed to continue to negotiate in good faith to resolve this matter.

On October 8, 2008, Hemiwedge entered into a letter agreement with Sunbelt under which Hemiwedge agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.  Due to cash constraints, we were unable to make the payment within the required 90 days.  As of the date of this report, Sunbelt has not informed us of any indication to re-institute arbitration proceedings.

NOTE 15 – RELATED PARTY TRANSACTIONS

In connection with the election and appointment of Mr. Jungers to our board of directors in January, 2007, The Company granted Mr. Jungers an option to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $1.75 per share pursuant to our 2005 Stock Incentive Plan. These options were fully vested and became exercisable immediately upon their grant. These options expire on the date that is five years from the date of grant.

On March 26, 2007, the Francis Jungers Trust exercised 55,000 Class A Warrants and in connection therewith the Company issued 55,000 shares of its common stock and 55,000 Class B Warrants to the Francis Jungers Trust.

On March 28, 2007, the Marshik Family Trust exercised 12,000 Class A Warrants and in connection therewith the Company issued 12,000 shares of its common stock and 12,000 Class B Warrants to the Marshik Family Trust.

On May 9, 2007, the Company granted Frank X. Marshik, one of the Company’s independent directors, a non-qualified stock option to purchase 60,000 shares of common stock at an exercise price of $1.90 per share under our 2005 Stock Incentive Plan. The term of the option is five years.

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

In December 2007, the board of directors agreed to indemnify our Chief Financial Officer, Matthew C. Flemming, for a judgment assessed against him resulting from a previously discharged corporate tax liability.  The Company accrued an expense of $580,000 to reflect this contingency. As of December 31, 2008, the remaining accrual was $560,000.

Indeglia & Carney, P.C. provides legal services to us. One of the partners at Indeglia & Carney, P.C. is the son-in-law of Frank Marshik, one of our directors and stockholders. Indeglia & Carney, P.C. billed the Company $204,992 in fees in 2007 and $205,450 in fees in 2008.

On January 25, 2008, the Company’s formal President, Larry Shumate, entered into a security agreement with Stillwater National Bank & Trust Company to secure the loans under the January 2008 Amended Loan Agreement with Stillwater.  Mr. Shumate granted Stillwater a security interest in certain of his personal property with an aggregate value of $179,000 as collateral for payment.

In March 2008, Hemiwedge borrowed $50,000 each from directors Frank Jungers, Kenton Chickering III and Steven B. Erikson, through Red Rock Interests, Ltd., for a total of $150,000. The loan was made pursuant to 12% demand promissory notes.  The principal plus interest in the amount of $1,088 per loan ($51,088 each and $153,264 in the aggregate) was paid in full by Hemiwedge in May 2008.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On June 23, 2008, we received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007.  We failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008, and we were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. . We have recorded $178,995 in accrued expenses in our financial statements to reflect this contingency.

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008.   On October 8, 2008, we entered into a letter agreement with Sunbelt under which Hemiwedge agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.  Due to cash constraints, we were unable to make the payment within the required 90 days.  As of the date of this report, Sunbelt has not informed us of any indication to re-institute arbitration proceedings.

NOTE 17 – SUBSEQUENT EVENTS

On January 14, 2009, Hemiwedge issued additional 1,401,170 shares of its common stock to American International Industries, Inc. as a purchase price adjustment of $420,351 related to the sale of Machine Works. This amount was fully accrued by the Company as of December 31, 2008.

On February 10, 2009, Hemiwedge issued a total of 298,225 shares of common stock to various individuals for services.

On March 27, 2009, Hemiwedge issued a total of 250,000 shares of common stock to various individuals for services.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Kenton Chickering III	74	President, Chief Executive Officer and Chairman
Matthew C. Flemming	40	Chief Financial Officers and director
Russell T. Clark	43	Vice President, Chief Operating Officer and director
Francis X. Marshik	82	Director
Steven B. Erikson	41	Director
Leo B. Womack	66	Director
Francis Jungers	82	Director

Kenton “Ken” Chickering III is a director and President and Chief Executive Officer.  Mr. Chickering was appointed to President and Chief Executive Officer on October 8, 2008 and became a director of our company on September 12, 2006.  From 1976 to 1999, Mr. Chickering held various positions with Daniel Industries and Daniel Valve Co., including Executive Vice President, Vice President of Sales and Marketing 1984-1988, and President of Daniel Valve Company from 1988-2003. In 1999, Emerson Electric Co. (NYSE:EMR) purchased Daniel Valve Company. Later it was sold to SPX Corporation (NYSE: SPW) in 2002.  From 2003 to 2005, Mr. Chickering was Vice President of Development for SPX Valves & Controls, a division of SPX.  Daniel Valve Company is a global manufacturer and marketer of valves for applications such as pipelines, loading and unloading terminals.  From 1962 to 1976, Mr. Chickering was the Regional Manager for the eastern U.S. and Saudi Arabia for General Valve Co., a company that manufactured and marketed an expanding plug valve for pipeline service, which now is a part of Cameron International.  Prior thereto, Mr. Chickering served three years as a petroleum officer in the U.S. Air Force and was a petroleum engineer with Humble Oil, a company that was subsequently acquired by Exxon.  Mr. Chickering received his B.S. in Petroleum Engineering from the University of Oklahoma in 1957.  Mr. Chickering was the Chairman of the Valve Manufacturing Association in 1998.  Mr. Chickering was also the Pipeline Committee Chairman of the ASME Petroleum Division in 1990 and the Chairman of the Petroleum Division Executive Committee in 1996.

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

Our Board of Directors held 1 formal meeting during fiscal 2008, and the Board of Directors acted by unanimous written consent on 15 occasions during fiscal 2008.

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

The Audit Committee provides assistance to our board in satisfying its fiduciary responsibilities relating to our financial statements, financial reporting process, systems of internal accounting and financial controls and the annual independent audit of our financial statements.  The Audit Committee is responsible for appointing or replacing the independent auditors, and approves all audit engagement fees and terms and all non-audit engagements with the independent auditors.  The Audit Committee operates under a written charter adopted by our Board of Directors.  Our Audit Committee held 1 meeting, all in conjunction with formal board meetings, in fiscal 2008.

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

The Compensation Committee’s basic responsibility is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, this committee oversees, reviews, and administers all of our compensation, equity, and employee benefit plans and programs. In addition, The Compensation Committee has the authority and responsibility to determine all aspects of executive compensation packages for executive officers and makes recommendations to the Board of Directors regarding the compensation of non-employee directors.  This committee held acted by unanimous written consent on 3 occasions during fiscal 2008.

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

In recommending candidates for election to the Board of Directors, the Nomination and Governance Committee considers nominees recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. The Nomination and Governance Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board of Directors.  Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates as appropriate.  Upon selection of a qualified candidate, the Nomination and Governance Committee would recommend the candidate for consideration by the full Board of Directors.  The Nomination and Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.  To recommend a prospective nominee for the Nomination and Governance Committee’s consideration, submit the candidate’s name and qualifications to our Secretary in writing to the following address: Hemiwedge Industries, Inc., Attn: Secretary, 12060 FM 3083, Conroe, Texas 77031.  When submitting candidates for nomination to be elected at the Company’s annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws.

In particular, for the Nomination and Governance Committee to consider a candidate recommended by a stockholder for nomination at the 2009 Annual Meeting of Stockholders, the recommendation must be delivered or mailed to and received by our Secretary between December 1, 2008 and December 31, 2008 (or, if the 2009 annual meeting is not held within 30 days of the anniversary of the date of the 2007 annual meeting, within 10 days after our public announcement of the date of the 2009 annual meeting).  The recommendation must include the following information to be considered at an annual meeting:

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

Report of the Audit Committee

Our Audit Committee has issued the following report:

Management is responsible for our internal controls, financial reporting process, and compliance with laws and regulations and ethical business standards.  The independent auditor is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon.  The Audit Committee’s responsibility is to monitor and oversee these processes on behalf of the Board of Directors.  In this context, the Audit Committee has reviewed and discussed with management and the independent auditors our audited financial statements.  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).  In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from us and our management.  Moreover, the Audit Committee has considered whether the independent auditor’s provision of other non-audit services to us is compatible with the auditor’s independence.  In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.  By recommending to the Board of Directors that the audited financial statements be so included, the Audit Committee is not opining on the accuracy, completeness, or fairness of the audited financial statements.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

					Stock		Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)		Awards ($)		Compensation		Total ($)
Kenton Chickering	2008	$116,870		—	—		$5,490	(1)	$16,335	(2)	$138,695

Chairman, President	2007	129,116	(3)	—	20,800	(4)	—		10,000	(5)	159,916
and Chief Executive	2006	N/A		N/A	N/A		N/A		N/A		N/A
Officer (since October
2008)
President – Hemiwedge
Valve Corporation
(since January 2007)

Larry C. Shumate	2008	$151,558		—	—		—		$11,752	(6)	$163,310
Chairman, President and	2007	172,885		—	—		—		8,100	(7)	180,985
Chief Executive Officer	2006	150,000		70,000	—		—		11,770	(8)	231,770
(until October 2008)

Matthew C. Flemming	2008	$180,000		$7,775	—		$5,490	(1)	$38,056	(9)	$231,321
Executive Vice President	2007	166,154		—	—		—		23,666	(10)	189,820
Chief Financial Officer, Secretary and Treasurer	2006	140,000		67,500	—		—		26,950	(11)	234,450
Chief Financial Officer, Secretary and Treasurer

Russell T. Clark	2008	$155,000		—	—		$4,118	(12)	$8,838	(13)	$167,956
Vice President and	2007	142,885		—			—		8,059	(14)	150,944
Chief Operating Officer	2006	120,000		40,000	—		—		17,770	(15)	177,770

(1)	Represents the December 18, 2008 grant date fair value of an option to purchase 40,000 shares of common stock calculated in accordance with FAS 123R.

(2)	Includes $8,168 car allowance and $8,167 for country club dues. $7,425 of the $16,335 was accrued but not paid in 2008.

(3)	Includes $21,640 earned by Mr. Chickering for consulting services rendered to us in 2006 but paid in 2007.

(4)
Mr. Chickering received a stock award of 13,450 shares of our common stock as compensation for consulting services rendered in 2006 but paid in 2007.  The value of the stock was determined at the time of grant and represents the compensation costs of the stock award for financial reporting purposes for the year under FAS 123R.

(5)	Includes $5,000 for a car allowance and $5,000 for country club dues.

(6)	Includes $11,752 for car allowance.

(7)	Includes $8,100 for car allowance.

(8)	Includes $6,000 for car allowance and $5,770 as payment of cash for unused accrued vacation.

(9)	Includes $11,041 for car allowance, $8,412 for gas allowance, $6,834 for cell phone allowance and $11,769 as payment of cash for unused vacation time.

(10)	Includes $7,800 for car allowance, $4,400 for gas allowance, $3,850 for call phone allowance and $7,616 as payment of cash for unused vacation time.

(11)	Includes $6,000 for car allowance, $4,800 for gas allowance, $4,200 for cell phone allowance, and $10,770 as payment of cash for unused accrued vacation.

(12)	Represents the December 18, 2008 grant date fair value of an option to purchase 30,000 shares of common stock calculated in accordance with FAS 123R.

(13)	Includes $8,048 for car allowance and $790 as payment of cash for unused vacation time.

(14)	Includes $6,000 for car allowance and $2,059 as payment of cash for unused vacation time.

(15)	Includes $6,000 for car allowance and $11,770 as payment of cash for unused accrued vacation.

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2008 for any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

On May 10, 2007, we entered into employment agreements with each of Larry C. Shumate, Matthew C. Flemming and Russell T. Clark.  Mr. Shumate’s agreement was terminated in accordance with his resignation in October 2008.  Mr. Shumate provided a release of any and all amounts and claims due him under such employment agreement.  A description of the material terms of each remaining agreement is set forth below.

Matthew C. Flemming.  We entered into an employment agre0ement with Matthew C. Flemming pursuant to which we employ Mr. Flemming as our Executive Vice President and Chief Financial Officer. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $180,000, subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Mr. Flemming may also receive bonuses at the discretion of the Compensation Committee payable in cash, options or common stock.

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

Potential Payments upon Termination

Messrs. Flemming and Clark have employment agreements with us.  Under the terms of their respective employment agreements, each of Messrs. Flemming and Clark are entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that Hemiwedge terminates their employment without cause or in the event that their employment is terminated due to death or disability.

The following table sets forth quantitative information with respect to potential payments to be made to Messrs. Flemming and Clark upon termination in various circumstances. The potential payments are based on the terms of each of the Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination (1)

Matthew C. Flemming	90,000	(2)

Russell T. Clark	77,500	(3)

(1)	Employee entitled to six months severance at the then applicable base salary rate.

(2)	Based on Mr. Flemming’s current annual base salary of $180,000.

(3)	Based on Mr. Clark’s current annual base salary of $155,000.

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended December 31, 2008.

Fees Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards ($)	Awards ($)	Compensation	Total ($)
Frank Marshik	—	—	—	—	—
Leo B. Womack	—	—	—	—	—
Steven B. Erikson	—	—	—	—	—
Francis Jungers	—	—	—	—	—

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2008, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that Mr. Chickering was late in filing his Form 4 (such transactions were reported on a Form 5) in connection with his acquisition of shares for services rendered and his gift of shares to family members under State Uniform Gift to Minors Act.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 1011 Beach Airport Road, Conroe, Texas 77301.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 7, 2009 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of April 7, 2009 we had 24,004,086 shares of common stock outstanding.

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

Name And Address(1)	Number Of Shares Beneficially Owned		Percentage Owned
Kenton Chickering III	500,053	(2)	2.08%
Matthew C. Flemming	1,156,350	(3)	4.81
Russell T. Clark	1,478,400	(4)	6.15
Frank X. Marshik	540,339	(5)	2.24
Steven B. Erikson	205,000	(6)	*
Leo B. Womack	226,292	(7)	*
Francis Jungers	527,000	(8)	2.18
All directors and officers as a group (7 persons)	4,633,434		18.8%
 *Less than 1%.
(1)	Unless otherwise noted, the address is c/o Hemiwedge Industries, Inc., 1011 Beach Airport Road, Conroe, Texas 77301.

(2)
Includes 140,000 shares underlying presently exercisable options; 12,700 shares of common stock held by Mr. Chickering’s wife, and 50,000 held in an account for Mr. Chickering’s grandchildren, under which account Mr. Chickering is the custodian.

(3)
Includes 40,000 shares subject to presently exercisable options.  Mr. Flemming’s 1,116,350 shares of common stock have been pledged to Stillwater National Bank and Trust to secure payment for a loan collateralized by the shares.

(4)	Includes 30,000 shares underlying presently exercisable options.

(5)
Includes 270,910 shares held by the Marshik Family Trust, of which Mr. Marshik is a grantor and a trustee, 137,429 shares held by Mr. Marshik’s IRA, 12,000 shares underlying presently exercisable warrants, 120,000 shares underlying presently exercisable options. Mr. Marshik’s address is 8515 Costa Verde Boulevard, #907, San Diego, CA 92112.

(6)	Includes 95,000 shares held by Red Rock Interests, Ltd., of which Mr. Erikson is President and shareholder, 110,000 shares underlying presently exercisable options.

(7)
Includes 110,792 shares held by a trust of which Mr. Womack is a trustee, 110,000 shares underlying presently exercisable options, 5,500 shares underlying presently exercisable warrants. Mr. Womack’s address is 710 North Post Oak Road, Suite 400, Houston, Texas 77024.

(8)
Includes 357,000 shares held by the Francis Jungers Trust, of which Mr. Jungers is a grantor and a trustee, 8,000 shares held by Mr. Jungers’ IRA, 9,000 shares held by the Julie Jungers Trust, of which Mr. Jungers’ spouse is a grantor and a trustee, 135,000 shares underlying presently exercisable options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indeglia & Carney, P.C., provides legal services to us.  One of the partners at Indeglia & Carney, P.C., is the son-in-law of Frank Marshik, one of our directors and stockholders.  Indeglia & Carney, P.C., billed us $204,992 in fees in 2007 and $205,450 in fees in 2008.

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

On January 25, 2008, our then President, Larry Shumate, entered into that certain security agreement with Stillwater National Bank & Trust Company to secure the loans under the January 2008 Amended Loan Agreement with Stillwater.  Mr. Shumate granted Stillwater a security interest in certain of his personal property with an aggregate value of $179,000 as collateral for payment.

In March 2008, Hemiwedge borrowed $50,000 each from directors Frank Jungers, Kenton Chickering III and Steven B. Erikson, through Red Rock Interests, Ltd., for a total of $150,000. The loan was made pursuant to 12% on demand notes.  The principal plus interest in the amount of $1,088 per loan ($51,088 each and $153,264 in the aggregate) was paid in full by us in May 2008.

On September 30, 2008, Matthew C. Flemming Russ Clark, our Chief Financial Officer and Chief Operating Officer, respectively, executed guaranty agreements in favor of Stillwater National Bank and Trust Company in connection with that certain Loan and Security Agreement with Stillwater National Bank dated September 30, 2008.  As of March 31, 2009, our total outstanding indebtedness to Stillwater was $751,000.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Malone & Bailey, PC billed us $45,000 in fees for our 2008 annual audit and $70,000 in fees for our 2007 annual audit, $38,027 in fees for the review of our quarterly financial statements in 2008 and $67,685 in fees for the review of our quarterly financial statements for 2007.

Audit-Related Fees

We did not pay any fees to Malone & Bailey, PC for assurance and related services that are not reported under Audit Fees above in 2008 or 2007.

Tax Fees

We did not pay any fees to Malone & Bailey, PC for tax compliance, tax advice or tax planning in 2008 or 2007.

All Other Fees

For 2008, Malone & Bailey, PC, billed us $14,175 for work in connection with the sale of a subsidiary’s assets and for support related to SEC matters.  For 2007, Malone & Bailey, PC, billed us $47,124 for work in connection with the evaluation of a potential acquisition and $10,890 for support related to SEC matters.

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

Item 15. EXHIBITS.

(a)           Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Global Realty Management Group, Inc., GRMG Acquisition Corporation, Excalibur Holdings, Inc., and Michael D. Farkas, incorporated by reference to Amendment No. 1 to Hemiwedge’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

2.2
Agreement and Plan of Merger by and among Shumate Machine Works, Inc., Larry C. Shumate, Russ Clark, Excalibur Holdings, Inc., and Excalmergeco, Inc., incorporated by reference to Amendment No. 1 to Hemiwedge’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

2.3
Asset Purchase Agreement by and among Hemiwedge Valve Corporation, Soderberg Research and Development, Inc., Inprop, Inc., and Jeanette Soderberg, incorporated by reference to Hemiwedge’s Current Report on Form 8-K filed on December 6, 2005.

2.4
Asset Purchase Agreement dated August 29, 2008, by and among Hemiwedge Industries, Inc., American International Industries, Inc. and Shumate Machine Works, Inc., incorporated by reference to our Current Report on Form 8-K filed on September 5, 2008.

3.1
Certificate of Incorporation of Excalibur Industries, Inc. (now known as Hemiwedge Industries, Inc.), incorporated by reference to Amendment No. 1 to Hemiwedge’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

3.2
Certificate of Amendment to Certificate of Incorporation of Excalibur Industries, Inc. (now known as Hemiwedge Industries, Inc.), incorporated by reference to our Current Report on Form 8-K filed on October 26, 2005.

3.3
Bylaws of Excalibur Industries, Inc. (now known as Hemiwedge Industries, Inc.), incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

3.4	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K filed on February 18, 2009.

4.1	Specimen Certificate of common stock, incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.2	Form of common stock purchase warrant, incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

4.3	Convertible promissory note (Stillwater National Bank), incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.4	Amended and restated promissory note (Term Note – Stillwater National Bank), incorporated by reference to our Amendment No. 1 to Current Report on Form 8-K, filed on November 7, 2005.

4.5	Stock Purchase Agreement by and between Hemiwedge Industries, Inc. and A. Earl Swift, incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.6	Form of Securities Purchase Agreement among Hemiwedge Industries, Inc., and various purchasers, incorporated by reference to our Current Report on Form 8-K filed on February 23, 2006.

4.7	Form of Registration Rights Agreement among Hemiwedge Industries, Inc., and various purchasers, incorporated by reference to our Current Report on Form 8-K filed on February 23, 2006.

4.8	Common stock purchase warrant (First Montauk Securities Corp.), incorporated by reference to our Current Report on Form 8-K filed on February 23, 2006.

4.9	Registration Rights Agreement dated July 10, 2007 between Hemiwedge Industries, Inc. and Whitebox Shumate, Limited, incorporated by reference to our Current Report on Form 8-K filed on July 10, 2007.

4.10	Form of Warrant, incorporated by reference to our Current Report on Form 8-K filed on July 10, 2007.

4.11	Form of Warrant, incorporated by reference to our Current Report on Form 8-K filed on October 21, 2008.

10.1
Restructuring Agreement between Hemiwedge Industries, Inc., Shumate Machine Works, Inc., Matthew Flemming, Larry Shumate, Russ Clark, and Stillwater National Bank and Trust Company, incorporated by reference to our Amendment No 1. to Current Report on Form 8-K, filed on November 7, 2005.

10.2	2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.3	2003 Stock Grant Plan, incorporated by reference to our Registration Statement on Form S-8, filed on June 26, 2003 (File No. 333-106521).

10.4	2003 Employee Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.5	2003 Non-Employee Directors and Consultants Retainer Stock Plan, incorporated by reference to our Registration Statement on Form S-8, filed on August 1, 2003 (File No. 333-107548).

10.6	2005 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.7
Employment Agreement dated May 10, 2007 between Matthew C. Flemming and Hemiwedge Industries, Inc., incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

10.8	Employment Agreement dated May 10, 2007 between Russell T. Clark and Hemiwedge Industries, Inc., incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

10.9	Note Purchase Agreement dated July 10, 2007 between Hemiwedge Industries, Inc. and the purchasers set forth therein.

10.11
Transfer Agreement dated October 14, 2008 by and among Hemiwedge Industries, Inc., Hemiwedge Valve Corporation and Tejas Research and Engineering, L.P., incorporated by reference to our Current Report on Form 8-K filed on October 21, 2008.

10.12
Hemiwedge Intellectual Property Agreement dated October 14, 2008 between Tejas Research & Engineering LP and Hemiwedge Valve Corporation, incorporated by reference to our Current Report on Form 8-K filed on October 21, 2008.

21.1	Subsidiaries incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

23.1	Consent of Independent Public Accountants, Malone & Bailey, PC.

31.1	Certification of Kenton Chickering pursuant to Rule 13a-14(a).

31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a).

32.1	Certification of Kenton Chickering pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMIWEDGE INDUSTRIES, INC.

By:	/s/ Kenton Chickering III
Kenton Chickering III, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Kenton Chickering III	Chairman of the Board, President,	April 15, 2009
Kenton Chickering III	Chief Executive Officer

/s/ Matthew C. Flemming	Executive Vice President, Chief	April 15, 2009
Matthew C. Flemming	Financial Officer, Treasurer,
Secretary, and Director

/s/ Russell T. Clark	Vice President, Chief Operating Officer
Russell T. Clark	and Director	April 15, 2009

/s/ Leo B. Womack	Director	April 15, 2009
Leo B. Womack