Form 10-Q
period 2009-03-31
Hemiwedge Industries, Inc
filed 2009-05-20
CIK 1085254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

HEMIWEDGE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Beach Airport Road Conroe, Texas 77301 (Address of principal executive offices)

Issuer’s telephone number:  (936) 539-5770
___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2009, 24,380,534 shares of our common stock were outstanding.

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

On July 14, 2008, we entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1sst and 15th of each month until November 1, 2008.   On October 8, 2008, we entered into a letter agreement with Sunbelt under which Hemiwedge agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.  Due to cash constraints, we were unable to make the payment within the required 90 days.  As of the date of this report, Sunbelt has not informed us of any indication to re-institute arbitration proceedings.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.    In March 2009, we issued 10.5% promissory notes to two investors in the aggregate amount of $100,000 ($50,000 each).  These notes are payable upon demand.  In connection with the issuance of the notes, we issued each investor a 5 year warrant to purchase to purchase 25,000 shares of our common stock at an exercise price of $0.25.  The warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.  The proceeds from the issuance of the notes was used for working capital and general corporate purposes.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

2.    On May 13, 2009, we authorized the  issuance of 400,000 shares of our common stock to a consultant in consideration of services rendered under a consulting agreement with us.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of the shares.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)    (1)    Our September 30, 2008, Loan and Consolidation Agreement with Stillwater National Bank and Trust Company provides that failure to pay when due any substantial liability shall constitute an event of default thereunder. Our failure to pay the convertible notes listed under (2) below constitutes a default under both the loan documents. Accordingly, Stillwater has the right to declare all indebtedness under such loan documents due and payable. At March 31, 2009, the total amounts owed under all agreements to Stillwater was $751,000.

(2)    On July 10, 2008, the principal amount of $3,050,000 of our convertible notes was due and payable. Our failure to make full payment on such maturity date constituted a default under these notes. These notes continue to bear interest until payment. At March 31, 2009, the total amount due under these notes, including accrued interest was $3,584,365

(b)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

On May 8, 2009, Steven B. Erickson, Francis Marshik and Francis Jungers resigned as directors from our Board of Directors.  None of their resignations are because of any disagreements with us on matters relating to our operations, policies and practices.   In addition, on May 13, 2009, by resolution of the Board of Directors, the number of authorized directors was reduced from eight (8) to six (6).

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Kenton C. Chickering pursuant to Rule 13a-14(a)	To be filed by amendment.
31.2	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	To be filed by amendment.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMIWEDGE INDUSTRIES, INC.

May 20, 2009	/s/ Kenton C. Chickering, III
Kenton C. Chickering, III
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

May 20, 2009	/s/ Matthew C. Flemming
Matthew C. Flemming Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)