Form 10-Q
period 2011-09-30
HII Technologies, Inc.
filed 2011-11-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

HII TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
710 North Post Oak Road, Suite 400 Houston, Texas77024 (Address of principal executive offices)

Issuer’s telephone number:  (713) 821-3157

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No _X__   Registrant became subject to the filing requirements on November 13, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No     X

As of November 11, 2011, 33,820,183 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2011

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 193,989	$ 4,440
Prepaid expense and other current assets	156,649	36,963
Current assets from discontinued operations	-	1,615,191

Total current assets	350,638	1,656,594

Assets held for sale	-	366,673
Deposits	30,600	17,840

Total assets	$ 381,238	$ 2,041,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 29,392	$ 101,069
Accounts payable - related party	-	157,350
Accrued expenses	90,744	634,277
Deferred gain on sale/leaseback	-	30,408
Derivative liability	-	48,782
Current portion of notes payable - other	-	428,249
Current portion of convertible notes payable	-	4,195,845
Current portion of term note payable	-	706,125
Notes payable - related party	-	332,001
Secured notes payable, net of discount of $4,491	-	877,373
Current liabilities from discontinued operations	-	2,146,232

Total current liabilities	120,136	9,657,711

Long term liabilities:
Deferred gain on sale/leaseback	-	195,069

Total liabilities	120,136	9,852,780

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
33,820,183 and 38,374,383 shares issued and outstanding	33,820	38,374
Additional paid-in-capital	26,093,575	26,318,977
Accumulated deficit	(25,866,293)	(34,169,024)

Total stockholders' equity (deficit)	261,102	(7,811,673)

Total liabilities and stockholders' equity (deficit)	$ 381,238	$ 2,041,107

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2011	2010	2011	2010
REVENUES	$ -	$ -	$ -	$ -

COST OF REVENUES
Cost of revenues	-	-	-	-
Depreciation expense	-	-	-	-

Total cost of revenues	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	311,612	128,354	479,650	335,587
Depreciation expense	-	-	-	-
Bad debt expense (recovery)	-	-	-	-
Research and development	-	-	-	-
Gain on sale/leaseback	(210,273)	-	(210,273)	-

Total operating expenses	101,339	128,354	269,377	335,587

LOSS FROM CONTINUING OPERATIONS	(101,339)	(128,354)	(269,377)	(335,587)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives	-	35,379	225,836	(35,997)
Gain (loss) on extinguishment of debt	-	-	3,838,682	(852,043)
Gain (loss) on liability settlement	27,455	-	206,863	-
Interest expense	-	(219,154)	(456,056)	(567,946)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(73,884)	(312,129)	3,545,948	(1,791,573)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including gain on disposal of $5,308,531 in May 2011)	-	(135,986)	4,756,783	(571,269)

NET INCOME (LOSS)	$ (73,884)	$ 448,115)	$ 8,302,731	$ (2,362,842)

Basic net income (loss) per share from continuing operations	$ -	$ (0.01)	$ 0.10	$ (0.06)
Basic net income (loss) per share from discontinued operations	-	(0.01)	0.13	(0.02)
Basic net income (loss) per share	-	(0.02)	0.23	(0.08)

Diluted net income (loss) per share from continuing operations	$ -	$ (0.01)	$ 0.10	$ (0.06)
Diluted net income (loss) per share from discontinued operations	-	(0.01)	0.13	(0.02)
Diluted net income (loss) per share	-	(0.02)	0.23	(0.08)

Weighted average shares outstanding-Basic	33,811,379	29,317,415	36,225,894	28,274,521
Weighted average shares outstanding-Diluted	33,811,379	29,317,415	36,495,685	28,274,521

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2011
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2010	38,374,383	$ 38,374	$ 26,318,977	$ (34,169,024)	$(7,811,673)

Common stock issued with debt	75,000	75	8,809	-	8,884
Common stock issued for finder's fees	1,250,000	1,250	67,625	-	68,875
Common stock issued for services	15,000	15	810	-	825
Warrant adjustment in conjunction with debt settlement	-	-	48,794	-	48,794
Repurchase and cancellation of common stock	(5,894,200)	(5,894)	(351,440)	-	(357,334)
Net income	-	-	-	8,302,731	8,302,731

Balances at September 30, 2011	33,820,183	$ 33,820	$ 26,093,575	$ (25,866,293)	$ 261,102

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010
(unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 8,302,731	$ (2,362,842)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of assets from discontinued operations	(5,308,531)	-
(Gain) loss on extinguishment of debt	(3,838,682)	852,043
(Gain) loss on liability settlement	(206,863)	-
Amortization of note payable discount	203,888	75,886
Cancellation of common shares	-	(20)
Stock issued for services	69,700	23,000
Loss (gain) on derivative liabilities	(225,836)	35,997
Changes in:
Prepaid expense and other current assets	(119,685)	85,045
Accounts payable	63,327	(36,378)
Accounts payable - related party	(157,350)	40,709
Accrued expenses	35,783	405,992
Deferred gain	(225,477)	(22,806)
Net cash used in continuing operations	(1,406,995)	(903,374)
Net cash provided by (used in) discontinued operations	(409,021)	651,593
Net cash used in operating activities	(1,816,016)	(251,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(12,760)	-
Cash provided by (used in) continuing operations	(12,760)	-
Cash used in discontinued operations	(3,670)	(7,825)
Cash used in investing activities	(16,430)	(7,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(49,674)	(69,574)
Payments on notes payable - related party	-	(60,884)
Proceeds from notes payable - related party	142,000	105,000
Proceeds from notes payable	528,000	208,000
Proceeds from the exercise of warrants	-	4,413
Proceeds from sales of common stock, net of offering cost	-	175,000
Net cash provided by continuing operations	620,326	361,955
Net cash provided by discontinued operations	1,401,669	-
Net cash provided by financing activities	2,021,995	361,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	189,549	102,349

CASH AND CASH EQUIVALENTS, beginning of period	4,440	102,955

CASH AND CASH EQUIVALENTS, end of period	$ 193,989	$ 205,304

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	8,002

Non-cash financing transactions:
Settlement of liabilities and purchase of treasury stock paid directly by buyer	4,630,482	-
Settlement of convertible notes through issuance of notes	500,000	-
Settlement of liabilities through exercise of warrants	-	1,837
Accrued interest and fees added to debt principal	88,886	363,926
Debt discount due to shares and warrants issued with debt	199,397	25,358
Shares issued for interest	-	67,200
Shares issued for settlement of liabilities	-	52,831
Derivative liability credited to additional paid in capital	48,794	-

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009 contained in HII Technologies’ Registration Statement on Form 10 originally filed with the Securities and Exchange Commission on September 14, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2010 and 2009 as reported in the Company’s Registration Statement on Form 10 have been omitted.

NOTE 2 – DISCONTINUED OPERATIONS

On May10, 2011, HII’s wholly owned subsidiary KMHVC, Inc. (“HVC”) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Purchaser”). The sale was affected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to the Purchaser. The aggregate purchase price was $7,688,174 consisting of $6,032,151 in cash and assumption by Purchaser of $1,656,023 of accounts payable and certain liabilities of HVC.

The assets and liabilities of HVC sold and transferred are comprised of the following at May10, 2011 and December 31, 2010:

	May 10, 2011	December 31, 2010

Accounts receivable, net	$ 63,647	$ 27,300
Inventory, net	1,652,943	1,544,776
Property and equipment, net	19,537	50,337
Intellectual property, net	309,623	316,336
Other assets	23,239	43,115

Total Assets	2,068,989	1,981,864

Accounts payable	1,523,334	1,333,672
Deferred revenue	56,023	182,739
Accrued liabilities	76,666	629,821

	1,656,023	2,146,232

Net assets (liabilities) of discontinued operations	$ 412,966	$ (164,368)

The gain recognized on the sale of HVC was $5,308,531, the details of which are shown below.

Aggregate purchase price:
Cash portion	$ 6,032,151
Assumption of deferred revenue	56,023
Assumption of certain liabilities	1,600,000

7,688,174
Less:
Accounts receivable, net	63,647
Inventory, net	1,652,943
Property and equipment, net	19,537
Intellectual property, net	309,623
Other assets	23,239
Expenses related to the sale	310,654

2,379,643

Gain on sale:	$ 5,308,531

Prior year financial statements have been restated to present the operations of HVC as discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” and "Current liabilities from discontinued operations," respectively, in the accompanying Consolidated Balance Sheets at December 31, 2010.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010.

NOTE 3 – NOTES PAYABLE

Convertible notes

During the year ended December 31, 2007, HII sold $3,050,000 of principal amount of convertible promissory notes with warrants to purchase 610,000 shares of its common stock to two accredited investors.   The notes have a 1 year term and bear interest at ten percent (10%); provided, however, that HII is required to prepay the note if HII consummates a subsequent equity financing (as defined) within the next 12 months. Interest is payable monthly in arrears, however HII has the right to defer any interest payment and accrue same to principal. The notes are convertible into HII common stock at a fixed conversion price of $1.89. In addition, if HII closes a subsequent equity financing within the 12 months following the execution of the notes, the note holders have the option to convert the outstanding balance of such note into such financing on the same terms as the other investors in such financing. This provision was evaluated under FASB ASC 815-15 and determined that this reset provision expired on December 31, 2008.  As a result, bifurcation of the conversion options is not required.  Under the terms of the notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of HII’s then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The notes were issued with a warrant to purchase up to 610,000 shares of HII’s common stock at an exercise price of $1.89 per share, subject to adjustment. The warrant holders may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares is determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

A summary of these convertible notes is as follows:

Convertible Notes

Carrying amount of notes as of December 31, 2009	$ 3,862,067
Add: accrued interest	402,102
Less: transfer to 2nd lien notes	(68,324)

Carrying amount of notes as of December 31, 2010	4,195,845
Add: accrued interest	80,000
Less: note settlement	(500,000)
Less: gain on extinguishment of notes	(3,775,845)

Carrying amount of notes as of September 30, 2011	$ -

On September 21, 2010, HII entered into a new loan agreement with one of the holders of these convertible notes.  As an incentive to enter into the new loan agreement, HII agreed to convert their existing convertible note and accrued interest into a 2nd lien secured promissory note.  This reduced the carrying amount of the convertible notes by $68,324.

HII and the holders of these convertible notes executed a Settlement Agreement on March 8, 2011, whereby the notes were fully settled for a cash payment of $500,000, setting the exercise price on the warrants at a fixed rate of $0.055 and resetting the life of the warrants to extend five years of the date of the Settlement Agreement.  The settlement resulted in $3,740,510 of gain on debt extinguishment, net of $35,335, relating to fair value of the reset warrants.

Senior Term note

On June 30, 2010, Stillwater National Bank and Trust Company (the “Bank”) entered into an assignment agreement with Eads Investments I, LLC and D. Bradley McWilliams (collectively, “New Lenders”), as assignees, whereby, the latter purchased from the Bank all outstanding indebtedness and obligations (“Prior Indebtedness”) of the Company under the Senior Term Note issued on September 30, 2008.  As a result, the Company issued a new note to the New Lenders for a principal amount of $706,125 with a maturity date of June 30, 2011.  The note is subject to an annual interest of 10% payable on a quarterly basis starting on September 30, 2010.  The Company has the option to pay such interest in shares at a rate of 5,000 shares per day.

In addition, the Company issued to the New Lenders 5-year warrants to purchase 2,875,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The Company determined that the above transaction qualified as a debt extinguishment and accordingly, the fair value of the warrants amounting to $601,337 was recognized as a loss on debt extinguishment for the year ended December 31, 2010.    The Company analyzed the warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.  The note was paid in full in May 2011.

2nd lien notes

From January 2010 and continuing through January 2011, HII executed a series of secured notes to various note holders.  These notes are second lien notes, bear interest at the rate of 10% percent and are balloon notes with varying maturity dates.  Warrants were issued in conjunction with notes.  These warrants were valued at their relative fair value and recorded as a discount to the notes.  The discount was amortized over the original life of the notes.

On various dates in 2010, the Company entered into several amendments to extend the maturity dates of these notes.  A total of 2,162,500 warrants were issued for these amendments.   The Company determined that the amendments qualify as a debt extinguishment and accordingly, the fair value of the warrants totaling $266,438  was recognized as a loss on debt extinguishment for the nine months ended September 30, 2010.   The Company analyzed all the warrants issued in connection with the amendments for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.  A summary of the notes activity through September 30, 2011 is presented below:

2nd Lien Notes

Carrying amount of notes as of December 31, 2009	$ 698,614
Add: principal of new notes	158,000
Less: notes used in the exercise of warrants	(46,137)
Less: note discount	(26,028)
Add: amortization of note discount	92,924

Carrying amount of notes as of December 31, 2010	877,373
Add: principal of new notes	100,000
Less: note discount	(199,397)
Add: amortization of note discount	203,888
Less: notes paid	(981,864)

Carrying amount of notes as of September 30, 2011	$ -

Others

In July 2009, HII entered into a formal Separation Agreement with an officer.  The officer’s severance pay and earned but unpaid compensation was formalized in a promissory note.  The note was entered into on July 31, 2009, with a face value of $120,688.  The note bears interest at the rate of eight percent and is payable over eighteen installments beginning in January 2010.  This note was paid in full in May 2011.

On October 30, 2009, HII executed a promissory note to Shumate Energy Technologies in the amount of $52,831 in connection with amounts owed for property taxes and certain trade payables.  The note bears interest at the rate of eight percent and is payable in twelve equal installments of principal and interest beginning November 15, 2009 and ending October 15, 2010.  On August 31, 2010, HII executed an Exchange Agreement with Shumate Energy Technologies whereby HII issued 296,595 shares of common stock in exchange for the note and all accrued interest.  The Company recognized a gain on the settlement of $14,830 during the nine months ended September 30, 2010.

NOTE 4 – SALE LEASEBACK

On May 15, 2008, HII’s wholly owned subsidiary, Shumate Machine Works entered into a series of simultaneous transactions pursuant to which it purchased the property underlying its lease (the “Original Lease”) with Brewer Family Charitable Remainder Annuity Trust #1 located at 1011 Beach Airport Road, Conroe, Texas 77301.  The operations of HVC were conducted at this location. The terms of the Original Lease included an option to purchase the underlying property.  Shumate Machine Works purchased the property for $1,726,949 pursuant to a warranty deed.

Concurrently with the purchase of the property, Shumate Machine Works entered into a sale and simultaneous lease transaction with Trader Properties LLC.  Shumate Machine Works sold the property to Trader Properties for an aggregate purchase price of $2,180,000 pursuant to a general warranty deed with vendor’s lien.  As such, Shumate Machine Works received net cash of $319,617.

 Pursuant to the guidelines in ASC 840, the gain on the sale of $304,031 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease, at the rate of $2,533 per month as a reduction to rent expense.

On August 10, 2011, the lease for the Conroe facilities was fully assumed by another company and released HII of all obligations under the lease.  As a result, the remaining deferred gain of $207,739 was recognized in August 2011. In connection with a third party taking over the Conroe facilities lease, an independent real estate broker was paid $6,000 and was issued 15,000 shares of our common stock for services rendered in August 2011.

NOTE 5 – COMMON STOCK

In January 2011, HII issued 75,000 shares to a note holder in connection with the loan referenced in Note 3 above.  The shares were valued and recorded at their fair value of $8,884.  This cost was recorded as debt discount and was amortized over the life of the loan using the effective interest method.

On May 5, 2011, HII entered into a Settlement Agreement with the New Lenders on its Senior Term Note (see Note 3) whereby the Company agreed to repurchase all shares previously issued to them totaling 5,894,200.  These shares were originally issued as payment of interest on the note and from the lenders’ exercise of their warrants.  The Company repurchased the shares for a total consideration of $357,334 and subsequently cancelled the shares.

On May 10, 2011, HII entered into an agreement with an investment banker for services rendered in the sale of HVC assets to Chromatic Industries, Inc.  The agreement included a fee structure that would be paid partially in cash and the remainder in shares.  In June 2011, HII issued 1,250,000 shares in satisfaction of the agreement.  The shares have a fair value of $68,875 and were netted against the related gain on the sale of HVC’s assets.

On July 21, 2011, HII’s directors authorized the issuance of 15,000 shares to a third party in respect of services rendered as a real estate broker in connection with securing a tenant to take over the commercial lease with Trader properties.  The shares have a fair value of $825.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through September 30, 2011 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,462,140 shares have been issued through September 30, 2011, and 40,000 options are outstanding as of September 30, 2011.

During the nine months ended September 30, 2011, no options were granted or exercised and 915,000 expired.

Warrants

During April 2011, HII issued a 15-month common stock warrant to purchase 3,500,000 shares of our common stock at an exercise price of $0.001 per share to a single accredited investor in conjunction with a $900,000 10% secured promissory note. These warrants were cancelled in May 2011 in connection with the Asset Sale.

HII entered into certain note agreements in 2007.  In conjunction with these notes 610,000 warrants were issued with an exercise price of $1.89 and an exercise price reset provision.  HII and the holders of these convertible notes executed a Settlement Agreement on March 8, 2011, whereby the notes were fully settled for a cash payment of $500,000, setting the exercise price on the warrants at a fixed rate of $0.055, removing the exercise reset provision, and resetting the life of the warrants to extend five years of the date of the Settlement Agreement.  The settlement resulted in $3,740,510 of gain on debt extinguishment, net of $35,335, relating to fair value of the reset warrants.

During the nine months ended September 30, 2011, no warrants were exercised and 12,000 expired unexercised.

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	955,000	1.85	$ 0.42	$ 4,000	6,286,547	2.15	$ 0.35	$ 46,250

Nine months ended September 30, 2011:
Granted	-		-		3,500,000		0.001
Exercised	-		-		-		-
Forfeited	(915,000)		0.43		(3,512,000)		0.001

Outstanding at September 30, 2011	40,000	2.22	$ 0.25	$ -	6,274,547	1.81	$ 0.32	$ -

NOTE 7 – TERMINATION OF SUNBELT STOCK PURCHASE AGREEMENT

On November 5, 2007, Sunbelt Machine Works Corporation terminated that certain Stock Purchase Agreement dated as of August 17, 2007 by and among HII, Sunbelt Machine Works Corporation and each of the stockholders of Sunbelt.  In connection therewith, HII was required to pay Sunbelt a termination fee of $150,000.  HII recorded $178,995 in accrued expenses along with other contingent costs in the financial statements.

On August 15, 2011, the Company entered into an agreement with Sunbelt which required the Company to make a payment of $73,500 on or before August 22, 2011 as full settlement of all amounts due them.  As a result, the Company recognized a gain on the settlement of the related liability of approximately $177,000 for the nine months ended September 30, 2011.  The Company made the aforementioned payment on August 22, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 30, 2010, the board of Directors authorized $25,000 in payment of Mr. Womack’s 2009 Board duties.  This amount was accrued as of December 2009 and paid in full in May 2011.

Ken Chickering was the Chief Executive Officer of HII until May 2011.  As of September 30, 2011and December 31, 2010, the outstanding liability to Mr. Chickering amounted to $0 and $157,350, respectively, representing cash advances received as well as liabilities related to reimbursement of expenses.  These balances are reported as accounts payable – related party in the consolidated balance sheets.

In addition, Mr. Chickering also entered into various loan agreements with HII beginning in March 2009 and continuing through March 2011.  Mr. Chickering was paid $520,109 on May 10, 2011, in full payment of both principal and accrued interest on all outstanding notes in May 2011.  The table below details the various notes with Mr. Chickering:

Balance as of December 31, 2010	$ 332,001
2011 Note Detail
January 14, 2011	50,000	10.0%
February 8, 2011	27,000	10.0%
February 17, 2011	10,000	10.0%
February 25, 2011	25,000	10.0%
March 8, 2011	30,000	10.0%
Balance as of May 2011	474,001
Principal portion of payment May 10, 2011	(474,001)
Balance as of September 30, 2011	$ -

NOTE 9 – CONTINGENCIES

From time to time, HII may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against HII are expected to have a material adverse effect on HII’s consolidated financial position, results of operations or cash flows.   HII cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

NOTE 10 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative instruments

The 610,000 warrants issued to the convertible note holders qualified as derivatives under FASB ASC 815-15 since these contain exercise price reset provisions. These warrants were fair valued at each reporting period with the changes in fair value recorded as a gain or loss on derivatives.  The derivative liability related to these warrants amounted to $0, $48,782 as of September 30, 2011 and December 31, 2010, respectively.  In March 2011, in connection with the settlement of the convertible notes, the exercise reset provision was cancelled and the warrants were no longer treated as derivative liabilities.   The fair value of the warrants as of this date of $13,459 was recorded to paid-in capital.

On April 5, 2011, the Company issued 3.5 million warrants in connection with a note.  These warrants contained exercise price reset provisions and also qualified as derivatives under the above guidance.  The fair value of the warrants was determined to be $190,513 and was recorded as a debt discount with a corresponding credit to derivative liability.  On May 10, 2011, these warrants were cancelled and as such, the warrants were no longer treated as derivative liabilities.  The fair value of the warrants as of this date of $190,513 was recognized as a gain on derivatives.

The fair value of the warrants on key dates, including the issuance and period end reporting dates was determined using the Black-Scholes option-pricing model.  Assumptions used in the valuation were as follows:

	Expected volatility	Expected term	Risk free rate	Expected dividends

December 31, 2010	204% to 322%	1.3 to 1.6 years	0.29%	-
March 8, 2011	181% to 222%	1.05 to 1.35 years	0.29%	-
April 5, 2011	244%	1.25 years	0.30%	-
May 10, 2011	244%	1.16 years	0.19%	-

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain exercise price reset provisions.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value as of December 31, 2010 and September 30, 2011:

	Carrying	Fair Value Measurements Using
Warrant derivative	Value	Level 1	Level 2	Level 3	Total

As of December 31, 2010	$ 48,782	$ -	$ -	$ 48,782	$ 48,782

As of September 30, 2011	$ -	$ -	$ -	$ -	$ -

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants
Balance, December 31, 2010	$ 48,782
Total realized/unrealized (gains) or losses	(225,836)
Purchases, issuances and settlements	177,054
Balance, September 30, 2011	$ -

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements and did not identify any recognizable or nonrecognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, development risks for new products and services, commercialization delays and customer acceptance risks when introducing new products and services, fluctuations in market demand, pricing for raw materials as well as general conditions of the energy and oilfield marketplace.

Overview

HII Technologies, Inc. is a Texas based energy field services company which intends to focus on measurement while drilling (MWD) downhole tools.  We entered the development stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation), our wholly owned valve design and production subsidiary.  We retained approximately $300,000 in net cash at closing.

We currently employ 1 person. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas, 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HWEGstockholder.com.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997.  In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation.  Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations.  In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.”  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the recent sale of assets related to our contract machining business discussed below.  In August 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with the May 2011 asset sale discussed below.

Sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) Assets—Discontinued Operations

On May 10, 2011, we, and our wholly owned subsidiary KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation (“HVC”, collectively the “Sellers’) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Chromatic”). The sale was effected pursuant to an asset purchase agreement (the “HVC Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to Chromatic. in exchange for approximately $7,688,000 payable as follows: (a) Cash in a net amount (after reduction of repayment of the April 5, 2011 and April 29, 2011 promissory notes issued by,  Asymmetric Investments, LLC) equal to $6.032 million, which cash would be paid directly to existing creditors of the Sellers to extinguish Sellers’ debt obligations, with any remainder being paid to the Sellers, and (b) assume scheduled trade account payables and foundry payables of the Sellers not exceeding $1.656 million.  In addition, at Closing, the 3,500,000 warrants to purchase our common stock issued to Asymmetric on April 5, 2011 were forfeited.  We retained approximately $300,000 in net cash at closing.

Working capital and balance sheet issues were the primary reasons we sold the assets of our KMVHC subsidiary in May 2011.  We had significant debt, much of which was secured by a pledge of our assets.  Further, certain KMHVC customers and suppliers had concerns relating to the new and unique nature of our valve product line, such as the ability to procure spare parts in the future.   While the product line ultimately did grow in the two years prior to its sell in 2011, it grew at a rate slower than anticipated and created additional capital constraints on us. These factors, along with the significant secured debt severely affected our capital raising efforts.  Selling KMHVC’s assets allowed us to repay our creditors and provided working capital for our current plan.

KMHVC’s business

Our subsidiary manufactured and sold proprietary engineered valves under the product line known as the Hemiwedge® Cartridge valve.  This quarter-turn hemispherical wedge valve engineered to provide what we believe are substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

KMHVC manufactured the valves in house whereas we intend to use third parties to manufacture our products.  In addition, the KMHVC valves are surface level flow control products whereas we intend to focus on down hole measurement tools.

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

Our decision to sell our contract mining and machining assets primarily related to lack of capital. We did not have sufficient capital to purchase the new machines required to effectively compete in this market.  In addition, we believed focusing on one business line would produce more profitable operations and would enhance our capital raising efforts.  Ultimately our board of directors felt it in the best interests of the company to focus efforts on our proprietary engineered valve product.

Shumate Machine Works (SMW) business

SMW  manufactured products, spare parts, and assemblies for the oil & gas field services market segment designed to customer specifications.  SMW was primarily a service company whereby SMW assembled component parts into a product such as a Top drive unit for a drilling rig, which was eventually sold to an end user after leaving SMW’s machine shop.  Our focus will be developing and selling MWD products, which we will sell directly to end users.

Acquisition of Hemiwedge Assets

On December 5, 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. and certain of its affiliates.  The intellectual property rights acquired consist of all patents, trademarks, and internet website relating to the Hemiwedge® product line.  For these intellectual property rights, we paid $138,500 in cash and a two-year, six percent (6%) promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest.  In addition, we agreed to deposit: (a) $72,000 into an escrow account, the property of Soderberg Research Inc., to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning with the month immediately following the closing date; and (b) three percent (3%) of the net sales proceeds collected from customers from: (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after the closing date and continue until March 29, 2013.  The $72,000 in monthly advances shall be credited against the three percent (3%) of the net sales proceeds. In May 2011, this royalty obligation was assumed by Chromatic Industries in connection with their purchase of the Hemiwedge technology and related assets with consent provided by SRD. We have no further obligation to SRD since May 2011.

Plan of Operation

Below is a brief description of our planned activities over the next 12 months:

Months 1 through 3 (August 2011-October 2011)

Continue data gathering of current down hole tool projects known, summarizing our internal data and historical customer feedback and conclude discussions with oilfield inventors and patent attorneys about any inventions that need a commercialization partner.

Months 4 through 6 (November 2011-January 2012)

Review above data to finalize design and development plan of down hole tool or other green energy technology. Conclude budgeting and costs for development plan and align applicable suppliers and outside consultants.

Months 7 through 9 (February 2012-April 2012)

Manage the outside manufacturing of several prototypes for the purposes of validating design and concepts.

Months 10 through 12 (May 2012-July 2012)

Continue development of technology, refining items that didn’t perform, start search for bigger company partnering deals once proof of concept is finalized with prototype.

Trends, events and uncertainties

The primary driver for our current business as well as our prior contract mining and machining and engineered valve product business, is the demand for oil and gas The status of the global economy impacts oil and natural gas consumption.

During the latter portion of 2008 and throughout much of 2009, there was a substantial decline in oil and natural gas prices and demand for our services due to the worldwide recession.  Since then, oil prices have rebounded.  According to the International Energy Agency’s (IEA) January 2011 “Oil Market Report,” 2011 world petroleum demand is forecasted to increase 2% over 2010 levels.  Emerging economies continue to be a significant factor in the recovery, while mature economies play a lesser role.  The outlook thus faces uncertainties, as the global recovery continues to remain somewhat fragile.  However, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our products and services.

A decrease in oil and gas prices causing an industry wide slowdown may result in certain companies to bring in-house the manufacturing of certain component parts otherwise made at outside machining and manufacturing companies.  This practice directly impacted our prior contract mining and machining and engineered valve product business.   As we intend to sell fully assembled products (and not just components) to end-users, we believe this particular practice will not affect our business.

Results of Operations for the Three Months Ended September 30, 2011 and 2010.

Revenues.  We had no revenues for the three months ended September 30, 2011 and 2010, as our industrial valve sales operations have been re-classified as discontinued operations for the periods mentioned above as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $311,612, or approximately 143%, for the three months ended September 30, 2011, as compared to $128,354 for the comparable period in 2010. The increase is primarily attributable to an accrual for Texas Margin Tax associated with the sale of assets in May 2011 of $50,000, costs associated with exiting the remaining seven year lease in Conroe totaling approximately $115,000 and approximately $70,000 in professional fees and costs associated with the audit of our financial statements for the years ended December 31, 2010 and 2009 and filing of our Registration Statement on Form 10 in September 2011.

Gain on Sale/lease back.  We had a gain on our sale/lease back of $210,273 for the three months ended September 30, 2011, as compared to no gain or loss for the three months ended September 30, 2010.  The gain from Sale/lease back during the third quarter 2011 was attributable to the termination of our 7 remaining years under our prior 10 year Conroe, Texas facilities lease and the resulting gain from the amortized amounts realized during the quarter.

Gain (loss) on derivatives.  We had no gain or loss on derivatives in the three months ended September 30, 2011, as compared to a gain of $35,379 for the comparable period in 2010.  In March 2011, in connection with the settlement of the convertible notes, the exercise reset provision was cancelled and the warrants were no longer treated as derivative liabilities.

Gain (loss) on liability settlement.  We had a gain on liability settlement of $27,455 in the three months ended September 30, 2011 as compared to no gain or loss in the three months ended September 30, 2010.  The gain on settlement for 2011 was related to the settlement various outstanding liabilities at less than face value of the amount owed.

Interest expense.  We had no interest expense for the three months ended September 30, 2011 as compared to $219,154 for the three months ended September 30, 2010. The Company had no debt in the three months ended September 30, 2011 and therefore no interest expense, as compared to the same period in 2010 where there was more than $5 million in debt creating interest expense.

Income (loss) from discontinued operations.  We had no gain or loss from discontinued operations for the three months ended September 30, 2011 as compared to a net loss from discontinued operations of $135,986 for the three months ended September 30, 2010.  There were no discontinued operations in the three months ended September 30, 2011, and the loss in the comparable quarter 2010 was primarily attributable to the operations of our valve division that was sold in May 2011.

Net income (loss).  We had a net loss of $73,884 for the three months ended September 30, 2011 as compared to a net loss of $448,115 for the three months ended September 30, 2010. The loss during the three month period ended September 30, 2011 was primarily attributable to the general and administrative expenses incurred in connection with the termination of our Conroe, Texas facilities lease and the professional fees associated with filing our Registration Statement on Form 10, which costs were  partially offset by the gain on the sale/lease back referred to above.   The net loss for the three month period ended September 30, 2010 was primarily attributed to general and administrative costs as well as interest expense partially offset by a gain on derivatives during the quarter.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010.

Revenues.  We had no revenues for the nine months ended September 30, 2011 and 2010, as our industrial valve sales operations have been re-classified as discontinued operations for the periods mentioned above as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $479,650, or approximately 43%, for the nine months ended September 30, 2011, as compared to $335,587 for the comparable period in 2010. The increase was primarily attributable to an accrual of $50,000 for the Texas Margin Tax associated with the sale of assets in May 2011, costs associated with exiting the remaining seven year lease in Conroe which totaled approximately $115,000, and approximately $70,000 in professional fees and costs associated with the audit of our financial statements for the years ended December 31, 2010 and 2009 and in connection with the filing of our Registration Statement on Form 10 in September 2011.

Gain on Sale/lease back. We had a gain on our sale/lease back of $210,273 for the nine months ended September 30, 2011 as compared to no gain or loss for the nine months ended September 30, 2010.  The gain from sale/lease back during the nine months ended September 30, 2011 was attributable to the termination of our 7 remaining years under our prior 10 year Conroe, Texas facilities lease and the resulting gain from the amortized amounts realized during the quarter.

Gain (loss) on derivatives.  We had a gain of $225,836 on derivatives in the nine months ended September 30, 2011 as compared to a loss of $35,997 for the comparable period in 2010.  The gain or loss was based on the change in the derivative liability for the applicable period as a result in the change in the relative fair value of the instruments as calculated using the Black-Scholes model.

Gain (loss) on extinguishment of debt.  We had a gain on extinguishment of debt in the nine months ended September 30, 2011 of $3,838,682 as compared to a loss of $852,043 in the comparable period in 2010.  The loss on extinguishment of debt in the nine month period ended September 30, 2010 was related to termination of certain notes and the related reissuance of notes with longer maturities and the resulting accounting treatment as well as the accounting of the fair value of warrants issued with notes. The gain on extinguishment of debt in 2011 was primarily attributed from our settlement with the 2007 bridge loan noteholders during the period.

Gain (loss) on liability settlement.  We had a gain on liability settlement of $206,863 in the nine months ended September 30, 2011 as compared to no gain or loss in the nine months ended September 30, 2010.  The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Interest expense.  Our interest expenses decreased to $456,056, or 20%, for the nine months ended September 30, 2011 as compared to $567,946 for the nine months ended September 30, 2010.

Income (loss) from discontinued operations.  Our net income from discontinued operations was $4,756,783 (which includes the gain on the sale of the assets of $5,308,531) for the nine months ended September 30, 2011 as compared to a net loss from discontinued operations of $571,269 for the nine months ended September 30, 2010.  The net income from discontinued operations in the nine months ended September 30, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss).  We had net income of $8,302,731 for the nine months ended September 30, 2011 as compared to a net loss of $2,362,842 for the nine months ended September 30, 2010. The gain during the nine month period ended September 30, 2011 was attributable to the sale of substantially all the assets of our valve product line and associated intellectual property in May 2011.  The net loss for the nine month period ended September 30, 2010 was primarily attributable to a loss on an extinguishment of debt, general and administrative expenses and interest expense.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities.  In addition, we sold substantially all of our assets in May 2011 which allowed us to retire all outstanding indebtedness. We had cash of $193,989 and working capital of $230,502 as of September 30, 2011 as compared to cash of $4,440 and a working capital deficit of $8,001,117 as of December 31, 2010.

Net cash used in operating activities for the nine months ended September 30, 2011 was $1,816,016 resulting mainly from the settlement of our liabilities as a result of the sale of the Hemiwedge valve product line and related assets. By comparison, net cash used in operating activities for the nine months ended September 30, 2010 was $251,781.

Our net cash provided by financing activities was $2,021,995 in the nine months ended September 30, 2011.  We received proceeds from the sale of HVC’s assets and proceeds of $670,000 from the issuance of promissory notes, which amount was offset by the repayment of $49,674 in notes payable.  Our net cash provided by financing activities for the nine months ended September 30, 2010 was $361,995 consisting of proceeds of $313,000 from the issuance of promissory notes and $175,000 from issuance of common stock which was offset by the repayment of $130,458 in notes payable.

The net increase in cash for the nine months ended September 30, 2011 was $189,549 as compared to a net increase in cash of $102,349 for the nine months ended September 30, 2010.

Sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) Assets

On May 10, 2011, we, and our wholly owned subsidiary KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation (“HVC”, collectively the “Sellers’) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Chromatic”). The sale was effected pursuant to an asset purchase agreement (the “HVC Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to Chromatic in exchange for approximately $7,688,000 payable as follows: (a) Cash in a net amount (after reduction of repayment of the April 5, 2011 and April 29, 2011 promissory notes issued by, Asymmetric Investments, LLC) equal to $6.032 million, which cash would be paid directly to existing creditors of the Sellers to extinguish Sellers’ debt obligations, with any remainder being paid to the Sellers, and (b) assume scheduled trade account payables and foundry payables of the Sellers not exceeding $1.656 million.  In addition, at Closing, the 3,500,000 warrants to purchase our common stock issued to Asymmetric on April 5, 2011 were cancelled.  We retained approximately $300,000 in net cash at closing.

Promissory Notes

In March 2009, we issued $100,000 of 10.5% promissory notes and 5 year warrants to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share to two individuals.  The proceeds were used for working capital and general corporate purposes.  The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

From July 2009 through March 2010, we issued $928,000 of 10% notes which, had maturity dates of less than one year and were secured by junior lien on our assets.  The proceeds were used for working capital and general corporate purposes.  The issuances were exempt under Rule 506 of the Securities Act of 1933, as amended.  We also issued 5 year warrants to purchase 2,452,500 shares of our common stock with an exercise price ranging from $0.05 to $0.10 in connection with these notes.

In January 2011, we issued a $100,000 10% secured convertible note and 75,000 shares of our common stock in connection with the note  to a single accredited investor.  The proceeds were used for working capital and general corporate purposes.

In February 2011, we issued a $62,000 10% secured convertible note to a related party.   The proceeds were used for working capital and general corporate purposes.

From April to May, 2011, we issued $900,000 of 10% secured promissory notes and a 15-month common stock warrant to purchase 3,500,000 shares of our common stock at an exercise price of $0.001 per share to a single accredited investor.  The proceeds were used to repay outstanding indebtedness and for working capital and general corporate purposes.

All of these promissory notes were repaid with the proceeds our May 2011 sale of substantially all of our assets related to our valve division.

June 2010 Amended and Restated Loan Documents

Pursuant to the provisions of an Assignment of Note, Loan Documents and Security Interests (“Assignment Agreement”) dated June 30, 2010 by and among Stillwater National Bank and Trust Company (the “Bank”), as assignor, and Eads Investments I, LLC and D. Bradley McWilliams (collectively, “New Lenders”), as assignees, the New Lenders purchased from the Bank all outstanding indebtedness and obligations (“Prior Indebtedness”) of Hemiwedge Industries, Inc. (the “Corporation”) and its subsidiary, Hemiwedge Valve Corporation (“Subsidiary”)  (collectively, “Borrowers”) under and pursuant to the Loan and Consolidation Agreement and certain other loan documents, each  dated September 30, 2008 among Borrowers, certain other parties and the Bank (collectively the “Prior Loan Documents”).

As a condition of the purchase of the Prior Indebtedness by the New Lenders from the Bank under the Assignment Agreement, the Bank agreed to release the Borrowers from all obligations and indebtedness to the Bank under the Original Loan Documents pursuant to the terms of a Consent and Release Agreement dated June 30, 2010.

As a condition of (a) the purchase by the New Lenders of the Prior Indebtedness and all obligations of Borrowers to the Bank under the Prior Loan Documents and (b) the agreement by the New Lenders to extend and renew the Prior Indebtedness and obligations of the Borrowers under the Prior Loan Documents and (c) the Lenders’ forbearance from accelerating the loans and Prior Indebtedness under the Prior Loan Documents, we entered into an Amended and Restated Loan Agreement and certain other loan documents and security agreements with the New Lenders (“New Loan Documents”) all dated June 30, 2010 evidencing our indebtedness and granting certain security interests to the New Lenders (“New Indebtedness”).

The New Loan Documents dated June 30, 2010 consisted of:  (i) an Amended and Restated Loan Agreement (the “Loan Agreement”) by and among us and the New Lenders; (ii) a 10% Amended and Restated Promissory Note in the aggregate principal amount of $706,125 issued by the Corporation and the Subsidiary in favor of the New Lenders (the “Note”); (iii) an Amended and Restated Security Agreement by and among the Corporation, the Subsidiary and the New Lenders (the “Security Agreement”); and (iv) a Stock Pledge and Security Agreement between the Corporation and the New Lenders (the “Pledge Agreement”).

In addition, we  issued New Lenders 5-year common stock purchase warrants (the “Warrants”) to purchase 2,875,000 shares of our common stock (“Warrant Shares”) at an exercise price of $0.10 per share”); provided that the amount of Warrant Shares shall be reduced to 575,000 shares of Common Stock at a purchase price of $0.10 per share if, on or before August 15, 2010 either (i) New Lenders sell all (but not less than all) of their interest in Note to a third party for the full outstanding balance thereunder, or (ii) the Note is paid in full plus all interest and costs (without duplication) owed thereon (including attorney fees of New Lenders) all in the form and substance satisfactory to the New Lenders.

The Note had a maturity date of June 30, 2011.  Interest accrues on the Note at a rate of 10% and is to be paid on September 30, 2010, December 31, 2010, March 31, 2011 and the balance due on the Maturity Date.  At the Corporation’s option, interest may be paid in Common Stock at a rate of 5,000 shares of Common Stock per day (the “Interest Common Stock”).

The Note was secured by a pledge of all of our (and our subsidiary’s) assets under the terms of the Security Agreement.  In addition, we pledged its shares of subsidiary’s common stock as additional security for the Note.

These obligations were repaid with the proceeds our May 2011 sale of substantially all of our assets related to our valve division.

Capital Requirements

As of the date of this report, we do believe that we will be able to fund our operations for the next 12 months.    The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness.  We currently only have one employee and sublease our office space on a month to month basis.

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

Inventory

Inventory is stated at the lower of cost (average cost for raw materials, for work-in-process and finished goods) or market.  Slow-moving inventories are periodically reviewed for impairment in value.  Work-in-process and finished goods include labor, materials and production overhead.

Discontinued Operations

On May 10, 2011, we entered into an Asset Purchase Agreement with Chromatic Industries, Inc. pursuant to which we agreed to sell the assets of Hemiwedge Valve Corporation, subject to certain closing conditions.  This transaction closed on May 10, 2011.

The depreciable assets of Hemiwedge Valve Corporation were depreciated through the date of Board approval and then the cost and accumulated depreciation was moved to a long term asset account identified as "Assets held for sale."

Prior year financial statements have been restated to present the operations of Hemiwedge Valve Corporation as discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations” respectively, in the accompanying Balance Sheets at December 31, 2010 and 2009.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2010 and 2009 and the nine months ended September 30, 2011 and 2010.

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

 Our Chief Executive Officer and Chief Financial Officer has also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011, we issued 15,000 shares of our common stock in consideration of services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

We filed a Registration Statement on Form 10 on September 14, 2011.  This registration statement became effective on November 13, 2011.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

November 14, 2011	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)