Form 10-K
period 2011-12-31
HII Technologies, Inc.
filed 2012-03-27
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

HII TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
710 North Post Oak Road, Suite 400 Houston, Texas 77024 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (713) 821-3157

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

[   ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐

Accelerated filter ☐

Non-accelerated filter   ☐

(Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 2012 was approximately $1,518,243.  The registrant’s common stock commenced trading on February 29, 2012.

As of March 9, 2012, 33,820,183 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

2

PART I

HII Technologies, Inc., including all its subsidiaries, are collectively referred to herein as “HII Technologies,” “HII,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

Overview

HII Technologies, Inc. is a Houston, Texas based energy field services company which is focused in pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services including down hole tools.  We entered this stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation), our wholly owned valve design and production subsidiary.  HII Technologies changed its name August 2011 in connection with selling the name and assets of the Hemiwedge technology it had previously licensed and developed.   We retained approximately $300,000 in net cash from the May 2011 closing.

We currently employ 1 person. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HWEGstockholder.com.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997.  In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation.  Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations.  In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.”  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the recent sale of assets related to our contract machining business discussed below.  On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with the May 2011 asset sale discussed below.

Sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) Assets—Discontinued Operations

On May 10, 2011, we, and our wholly owned subsidiary KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation (“HVC”, collectively the “Sellers’) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Chromatic”). The sale was effected pursuant to an asset purchase agreement (the “HVC Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to Chromatic in exchange for approximately $7,688,000 payable as follows: (a) Cash in a net amount (after reduction of repayment of the April 5, 2011 and April 29, 2011 promissory notes issued by,  Asymmetric Investments, LLC) equal to $6,032,000, which cash would be paid directly to existing creditors of the Sellers to extinguish Sellers’ debt obligations, with any remainder being paid to the Sellers, and (b) assume scheduled trade account payables and foundry payables of the Sellers not exceeding $1,656,000.  In addition, at Closing, the 3,500,000 warrants to purchase our common stock issued to Asymmetric on April 5, 2011 were cancelled.  We retained approximately $300,000 in net cash at closing.

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

KMHVC’s business

Our subsidiary, KMHVC, manufactured and sold proprietary engineered valves under the product line known as the Hemiwedge® Cartridge valve.  This quarter-turn hemispherical wedge valve engineered to provide what we believe were substantial technological improvements compared with what is available in the marketplace today, such as traditional butterfly, ball, and gate valve designs.

KMHVC manufactured the valves in house whereas we intend to use third parties to manufacture our products.  In addition, the KMHVC valves are surface level flow control products whereas we intend to focus on down hole measurement tools.

Acquisition of Hemiwedge Assets

On December 5, 2005, we acquired the intellectual property rights to the Hemiwedge® line of products, including the Hemiwedge® valve, from Soderberg Research and Development, Inc. (“SRD”) and certain of its affiliates.  The intellectual property rights acquired consist of all patents, trademarks, and internet website relating to the Hemiwedge® product line.  For these intellectual property rights, we paid $138,500 in cash and a two-year, six percent (6%) promissory note in the principal amount of $100,000, payable in 24 equal installments of principal and interest.  In addition, we agreed to deposit: (a) $72,000 into an escrow account, the property of Soderberg Research Inc., to be paid in the form of a monthly advance in the amount of $3,000 for each month of the 24 month period beginning with the month immediately following the closing date; and (b) three percent (3%) of the net sales proceeds collected from customers from: (i) gross revenue from sales of products to which the acquired intellectual property relates, less (ii) sales and/or use taxes, import and/or export duties, outbound transportation costs, and amounts allowed or credited due to returns, which payments shall begin two years after the closing date and continue until March 29, 2013.  The $72,000 in monthly advances shall be credited against the three percent (3%) of the net sales proceeds. In May 2011, this royalty obligation was assumed by Chromatic Industries in connection with their purchase of the Hemiwedge® technology and related assets with consent provided by SRD. We have no further obligation to SRD since May 2011.

Our Business

Since May 2011, we have operated as an entity in Houston, Texas in energy field services focused on pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services including down hole tools.   We are reviewing industry trends, internal data, designs, prototypes and other intellectual property from potential strategic partners and industry experts  to develop and/or commercialize new measurement while drilling (MWD) down hole tools.

Measurement while drilling (MWD)

MWD is a system developed to perform drilling related measurements downhole and transmit information to the surface while drilling a well. MWD tools are conveyed downhole as part of bottom hole assembly (BHA). The tools are either contained inside a drill collar or are built into the collars themselves.

MWD systems can take several measurements like natural gamma ray, directional survey, tool face, borehole pressure, temperature, vibration, shock, torque etc. Some advanced MWD tools can even measure formation pressure and take formation samples. The MWD also provides the telemetry for operating rotary steering tools (RSTs).

The measured results are stored in MWD tools and some of the results can be transmitted digitally to surface using mud pulser telemetry through the mud or other advanced technology.

Certain MWD systems have the capability of receiving encoded control commands which are sent by turning on and off mud pumps and/or changing the rotation speed of drill pipe or by other advanced telemetry technology such as wired pipe.

Our Strengths

We believe that the following strengths provide us with competitive advantages:

Expertise in Industry.  Our Chief Executive Officer has served as an executive officer since 2002 and developed expertise in the energy services industry from operating an oilfield machine shop from 2002 through 2008 and an industrial valve manufacturing company from 2005 through May 2011.  We believe this expertise will allow us to develop new products and deliver services efficiently and effectively.

Substantial Relationships.  Our Chief Executive Officer has substantial ties to the energy community resulting from his position as an executive officer over the past nine years, including distributors, suppliers and customers. We believe these relationships will enhance our ability to secure projects and hire experienced employees.

Our Strategy

We intend to use our competitive strengths to advance our corporate strategy.  The following are key elements of that strategy:

Design and develop unique products that address an unmet market need.

We have gathered important internal information on marketplace needs, including more reliable down hole equipment from our discussions with customers, consultants and industry personnel.  We are currently evaluating  a few strategic development projects including the  development of  down hole logging tools which we believe could help customers determine whether cement jobs performed in connection with drilling and completing oil and gas wells were performed correctly and are safe.

Develop a market advantage by offering superior customer service.

We intend to prioritize on-time product delivery.  Our experience indicates that delivery schedules for products and services are often delayed during periods when oilfield markets are active and hydrocarbon prices in the market remain buoyant, such as what the industry reflects today, delivery schedules for products and services timelines get expended far past what is historically satisfactory for customers. We consistently bested the quoted delivery time of our competitors in connection with our prior industrial valve line which resulted in strong customer loyalty.  We believe similar performance for any of our new products and services should give us a long term advantage over our competitors.

Acquisition of, or joint venture with, complementary businesses.

We may look to either acquire or enter into joint venture or licensing arrangements with complementary companies which we believe represent a strategic fit to our internal development programs, or represent a business model to provide a counter-cyclical balance to more traditional energy services activities such as a bio-fuels or “green energy” companies. Joint venturing, licensing and otherwise working with other companies on their technologies will also allow us to leverage our supply chain relationships and industry knowledge while potentially balancing the inherit nature of oilfield industry cyclicality.

Activities to date

Since May 2011, we have accomplished the following in furtherance of our strategy and development of our business:  we have met with industry consultants about current down hole tools including designs that represent enhancements to products that are currently  in the marketplace, reviewed our internal information from previous customer discussions and initiated due diligence on specific opportunities.

Industry Overview

The Global Oil Field Services is expected to become a $200 billion industry by 2015, according to a May 2010 public report by GBI Research.  The global oil field services market has witnessed considerable growth in recent years due to an increase in the exploration and production (E&P) activity and the growth in the offshore areas of the world. According to GBI Research, the global oilfield services market amounted to about $140 billion in 2008. However, since the global economic slowdown, the market has seen a negative growth, thereby leading to a decrease in the overall market size. According to GBI Research, the global oil field services market amounted to about $131 billion in 2009. Nonetheless, with increased E&P activity and increased demand for oil field services, the global market for oil field services is expected to increase in the future growing to about $200 billion by the end of the forecast period in 2015.

The GBI Research report was not prepared for us nor has either company consented to the use of this information in our report; rather, these reports are available for public use.

The following is an overview of the competition:

The Oilfield Services Market has numerous competitors. Our MWD products will be offered and sold in the oilfield services companies market.

Diversified Oilfield Services Companies

These companies deal in a wide range of oilfield services, allowing them access to markets ranging from seismic imaging to deepwater oil exploration.

Schlumberger
Halliburton
Baker Hughes
Weatherford International.
BJ Services Company

Oilfield Equipment Companies

These companies build rigs and supply hardware for rig upgrades and oilfield operations.

YantaiJereh Petroleum Equipment &Technologies Co., Ltd.
National-Oilwell Varco
FMC Technologies
Cameron Corporation
Weir SPM Oil & Gas

Oil Exploration and Production Services Contractors

These companies deal in seismic imaging technology for oil and gas exploration.

ION Geophysical Corporation
CGG Veritas
Brigham Exploration Company
OYO Geospace

These firms contract drilling rigs to oil and gas companies for both exploration and production.

Transocean
Diamond Offshore Drilling
Noble
Hercules Offshore
Parker Drilling Company
Pride International
ENSCO International
Atwood Oceanics
Union Drilling
Nabors Industries
Grey Wolf
Pioneer Drilling Co
Patterson-UTI Energy
Helmerich& Payne
Rowan Companies 5

Other Competition:

Additionally, numerous other privately held companies compete on a regional and local basis particularly smaller independent oil and gas operators and companies.

Oilfield Services Overview

Oilfield services companies provide the equipment and services used in the exploration for and extraction of oil and natural gas. Companies that provide oilfield services such as Blowout Preventer (BOP) Testing include K & K Energy Services, LLC and others.

Seismic Imaging

Seismic imaging bounces concentrated sound waves off of underground rock formations and picks up the returning wave patterns; computers then analyze the data to "see" below the surface of the earth. These imaging techniques are useful for determining if there is oil or gas in the ground and, sometimes, how much of it there is - all without causing the environmental damage and racking up the day rate costs that come with exploratory drilling.

Oil Well Equipment and Services

Most oil and gas companies don't build their own drilling rigs; for this, oil well equipment companies offer drill bits, lubricants, pumping equipment, subsea "trees", and even entire rigs for purchase and contract. For example, Blowout Preventer Testing is generally done by contractors and not the drilling company.

Rigs

There are a number of companies that provide onshore and offshore drilling equipment for conventional, unconventional, and deepwater oil exploration. These "rigs" are used for a variety of purposes, though most often they are used to try and "strike" oil (exploration) and to get down to it once it's been found (production).

             Onshore drilling rigs are usually pretty simple; they are drills attached to platforms that can usually be towed from place to place. Increasingly, as easy-access onshore reserves are being consumed, contractors are outfitting their land rigs with drills, drill bits, controls, and fluids that allow the drills to be maneuvered through trickier geology, which is how regions previously thought to be mature, like the Middle East, are seeing increasing production activity. The offshore sector is much more diversified, as there are many types of offshore drilling rigs:

              Jack-ups are rigs that are suspended above the water by retractable legs that are "jacked down" to the sea floor when putting the rig into operation.

              Semisubmersibles are rigs that are suspended above the water by large legs that are connected to pontoons suspended below the water level.

              Drillships are simply large boats that have been modified with drilling equipment.

              Floaters are platforms that float, are outfitted with drilling equipment, and are anchored to the ocean floor with chains.

              Currently, the emerging difference between these types of offshore drilling rigs is whether or not they can easily be used for deepwater drilling. Those that float without being anchored down (semisubmersibles, drillships) are much more likely to be outfitted with high-cost, high-risk, high-yield deepwater and ultra-deepwater drills (which can go as deep as 9,111 ft of water) than rigs that must somehow be attached to the ocean floor.

Rig Equipment

While many rig contractors build their own machines, oil rigs are far too complex for any one company to develop every single part required for them to work effectively. Furthermore, a contractor could have rig equipment that is outdated, and might want to spend on upgrades instead of building a new ship. For this reason, rig contractors often turn to equipment suppliers to purchase a range of rig parts, including:

Drill pipes: Drill pipes are the "drills" on oil rigs - they connect the drill bit, which cuts into the earth, to the rig itself. After the rig platform, the drill pipe is the second most important part of a rig; it is also the part of the rig that is second most likely to get damaged, after the drill bit, because it is constantly in contact with the area being worked on. Because of this, when demand for drilling increases, so does demand for drill pipes, though a current decline in land rig capital expenditure means that the positive effect a booming offshore drilling business will have on the drill pipe market will be offset.

Drill bits: Drill bits are the part of the drill that bore into the rock protecting the rich resources underneath. Companies that produce drill bits are benefiting from growth in drilling markets with increasingly complex geology, like Russia and the Middle East, as tough rock and tricky formations mean more broken drill bits - and more replacement sales. Eventually, however, exploring companies are going to get tired of purchasing new drill bits, in which case producers of versatile, high-efficiency bits will benefit.

Fluids: Fluids grease the drill bit, drill pipe, drill machinery - anything that comes in contact with anything else. They are used to keep the drilling equipment lubricated, cool, and moving smoothly, in order to reduce the incidence of damaged hardware. Growth in the market for any other high-contact drilling equipment would necessarily mean growth in the market for drilling fluids.

Completion and Production Equipment

Once oil has been found and a well has been drilled, oil and gas companies must extract it without losing spills, and without incurring environmental damages that could subject them to costly fines. To this end, oilfield services companies provide the technology needed to prepare a well (completion) to get oil and gas out of the ground quickly and efficiently (extraction). Some of the equipment needed for proper completion and extraction includes:

Pumps: Oil companies use pumping equipment to "suck" the hydrocarbons out of a well. A common method of doing this involves pumping a high-pressure gas into the reserve to decrease the weight of the oil and increase the pressure in the well - a technique known as "pressure pumping".

Flow Control Equipment: Once the oil/gas in a reserve has been pressured and is ready leave the well, its flow much be controlled to prevent spilling and accidents while maximizing output. Flow control equipment consists of a complicated series of pumps, pipes, valves, and monitoring devices that are connected from the well to wherever the extracted hydrocarbons are stored. In offshore wells, these setups are called "Christmas trees".

Oil and Gas Transportation

Once oil and natural gas have been extracted, they must be transported from the rigs to refineries, and then from refineries to distribution centers. At sea, they are transported in supersized tankers operated by a number of maritime transportation companies. On land, it is transported through pipelines that can span entire continents, built by companies that rent pipe space to oil and gas vendors.

Recent Marketing Trends

Strong international drilling activity as well as a rebound North America contributed to the rise in earnings for all of the largest oilfield service firms. Rising oil prices led to the rise in global drilling activity and also helped improve the margins of oilfield service firms as well. Some of the top earners in the final quarter of 2011 include:

Schlumberger N.V. (SLB): Earnings of $1.49 billion, a 28% year-on-year increase
Halliburton Company (HAL): Earnings of $921 million, a 57% year-on-year increase

Baker Hughes (BHI):Earnings of $534 million, a 58% year-on-year increase

Several CEOs of oilfield service firms provided positive outlooks for 2012. In particular, oil prices that stay in $100+ per barrel current range have the potential of encouraging investment in exploration and production, which would require oilfield service equipment and technology. While the North Sea, West Africa, the Middle East, and Asia are identified as potentially lucrative areas in 2012, operations in Mexico and Russia are predicted to remain relatively weak early in 2012. Martin Craighead, Baker Hughes President and Chief Executive Officer, said in their fourth quarter 2011 earnings release,  "We are pleased with our international margins of 16% in the fourth quarter (excluding the impairment of certain trade names), with contributions across all regions. Our business continues to improve and we benefited from increased activity, a favorable product mix as well as typical seasonal product sales.  For 2012, we expect international growth to continue, particularly in the Latin America, Middle East, and deepwater markets.  In North America, the fundamentals of the business continue to be robust driven by activity growth in the unconventional basins. The geology and economics in the liquids-rich shale plays will support substantial additional drilling, and we have every reason to be confident about the long-term prospects of this market. Our Drilling and Evaluation and Completion and Production groups showed steady improvement, except for Pressure Pumping.”

Marketing

We intend to design products and services that address an unmet or under served need in the marketplace. Based on our experience in the marketplace, we believe our initial focus will be in downhole tool equipment. However, we are reviewing opportunities in several market segments of energy field services to leverage our experience and supply chain experience.

Distribution

Oilfield services companies traditionally use either an internal sales force or external independent sales representative firms. Our Company currently intends to utilize existing independent sales reps for its distribution and sales force.

Major Customers

We are at an early stage of development and do not have customers at this time. During the last three years we have, through our previous operating business units, sold products and services to Halliburton, Weatherford, Managed Pressure Operations, Kinder Morgan, Conoco Philips, Praxair, BASF, Targa Resources, Mosaic, Enbridge Gas, Columbia Gas and Clean Energy, amongst others, representing upstream, mid-stream and downstream customers.

Sources and Suppliers

Historically, we relied on supply chain providers for raw materials and third parties for any specialty manufacturing, machining, castings, forgings or outside services such as coating.

We do not anticipate having a market position of more than 1% for any of our products or services as they are commercialized in any of the next three years.

Points of Operation

We maintain an office in Houston, Texas.

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

Intellectual Property

We do not presently own any material property in the form of patents. We do not have any contractual agreement or licensing arrangements for its products. There are no patents held by third parties. We do not have any contractual agreements or licensing arrangements with its suppliers for products.

We intend to develop or license new technologies through our ongoing product development efforts or negotiations with known inventors. If there is an invention the Company would pursue intellectual property applications and patents. However, there can be no assurances of any future property developments.

Employees

We have one (1) full time employee. We have several contract consultants for administration and product development. As such, we operate as a virtual company relying on third parties in outsourced relationships.

Our principal executive offices are at 710 North Post Oak Road, Suite 400, Houston, Texas, 77024; telephone (713) 821-3157.

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We are a smaller reporting company and accordingly not required to provide the information required by this item.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024 where we lease an executive office for $350 month, on a month-to-month lease.

In addition, until August 10, 2011, we leased 60,000 square feet in Conroe Texas of a manufacturing facility that is API Q1 and ISO9001 approved. The lease cost was $24,950 per month, with annual increases of 2% each May. This lease was terminated on August 10, 2011.

Item 3.   LEGAL PROCEEDINGS

Sunbelt.

On June 23, 2008, Sellers received notice from Sunbelt Machine Works Corporation of its intention to seek arbitration in Houston, Harris County Texas relating to the $150,000 termination payment due under (and in connection with the termination of) that certain Stock Purchase Agreement dated August 17, 2007. Sellers failed to make the first 3 installment payments of $37,500 to Sunbelt on each of October 25, 2007, February 20, 2008, and June 20, 2008, as

required under the Stock Purchase Agreement. Sunbelt had threatened litigation regarding this matter in April 2008, and Sellers were unable to come to terms on a settlement. Sunbelt is seeking an award of $150,000 and reasonable attorney’s fees, expenses and costs incurred to enforce their contractual rights. Sellers have recorded $251,495 in accrued expenses in Sellers’ financial statements to reflect this contingency.   On July 14, 2008, Sellers entered into a letter agreement with Sunbelt pursuant to which Sunbelt agreed to withdraw the notice of arbitration until November 1, 2008, in exchange for an immediate payment of $1,000 and installment payments of $500 on the 1st and 15th of each month until November 1, 2008. On October 8, 2008, Sellers entered into a letter agreement with Sunbelt under which Sellers agreed to pay Sunbelt $75,000 in full satisfaction of this matter; provided, however, that payment must be received by Sunbelt within 90 days of the date of the letter for such settlement to be effective.

On August 15, 2011 we entered into an agreement with Sunbelt under which we agreed to pay them $73,500 on or before August 22, 2011 in satisfaction of all amounts due them.  We made the required payment timely.  We have no further obligations to Sunbelt on this matter.

Accuturn Machine Shop Claim.

Accuturn filed suit against HVC earlier this year for lack of payment for outside machining services on behalf of HVC.  The claim is for the amount due by vendor is for $14,177.60 including attorney’s fees. Hemiwedge has agreed to pay this amount in May subject to this closing.

A motion to dismiss was filed with the County Civil Court of Harris County Texas on May 18, 2011, in connection with our payment of $12,000 on May 12, 2011 and we have no further obligations to Accuturn on this matter.

Layer Financial

On May 23, 2011, we filed a lawsuit against Layer Financial, Inc. in the Superior Court of the State of California, County of Orange (Case No. 30-20111-00477466) alleging breach of contract, fraud and conversion in connection with a deposit paid by us under a letter agreement for a proposed equipment lease.  We requested damages in the amount of $12,760.00 plus punitive damages, cost of suit and reasonable attorneys’ fees.  Layer Financial filed a cross-complaint against us, alleging fraud in our presentation of our financial condition in connection with our application for an equipment lease, and seeking $35,500 in damages, punitive damages, cost of suit, and reasonable attorneys’ fees.

On January 19, 2012, we and Layer Financial entered into a settlement agreement, pursuant to which Layer Financial agreed to pay us $15,000, payable as follows:  (a) Layer paid one thousand dollars ($1,000) on January 30, 2012; and (b) Layer Financial shall pay no less than eight hundred dollars ($800) on or before the nineteenth (19th) day of each month, commencing April 19, 2012, and continuing every month thereafter on the nineteenth (19th) day of each month until and including September 19, 2013.  In the event of any default by Layer Financial, we will receive judgment in the amount of $24,000, less any amounts actually paid.

American International Industries, Inc.

On August 15, 2011, we filed a Demand for Arbitration with the American Arbitration Association against American International Industries, Inc. (“American”) for $160,006 plus any additional penalties and interest continuing to accrue thereon relating to an IRS tax liability of Shumate Machine Works, Inc. (“SMW”) which American assumed under that certain Asset Purchase Agreement dated as of August 29, 2008 by and among American, SMW, and us.  American assumed the IRS tax liability of SMW, which liability was under a payment plan with the IRS.  American has denied liability for this amount.  The matter is currently pending.

Item 4.   MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY

On January 13, 2012 FINRA assigned our common stock the trading symbol “HIIT.” Our stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) and on OTC Markets (QB).  The shares of our common stock commenced trading on February 29, 2012.

Our common was stock traded on the OTC Bulletin Board under the symbol “HWEG.OB” from February 19, 2009 until February 9, 2011, the date on which the Securities and Exchange Commission issued its order revoking the registration of the common stock of HII Technologies, Inc. due to our failure to comply with Section 13(a) and Rules 13a-1 and 12a-13 of the Securities Exchange Act of 1934 because we did not file any periodic reports with the Securities and Exchange Commission since the period ended March 31, 2009.  Our failure to file financial reports was a direct result of capital constraints.  Selling our assets in May 2011 provided additional working capital while reducing substantially all indebtedness.  We are registering our securities at this time as we believe having publicly traded securities will provide certain benefits, such as: (i) the ability to use public securities to make acquisitions of assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) enhanced ability to raise capital; and (v) compensation of key employees through stock options.  We may seek to have our securities quoted on the OTCBB in the future.  Before that date our common stock traded on the OTC Bulletin Board under the symbol “SHMT.OB” October 20, 2005.  Prior to February 19, 2009, our common stock traded on the OTC Bulletin Board under the symbol “EXCB.OB” since June 10, 2002.  Before that date, our common stock traded on the OTC Bulletin Board under the symbol “GRMA.OB,” and before that, it traded on the OTC Bulletin Board under the symbol “GRMG.OB.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2011 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2011 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.050	$0.025

2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$--	$--

As of March 21, 2012, there were 33,820,183 shares of common stock outstanding, which were held by approximately 395 record stockholders.  This does not include an indeterminate number of beneficial shareholders whose shares are held by brokers in street name.  In addition, as of the date of this report, we have reserved 193,000 shares of common stock for issuance of awards under our equity compensation plans and 4,875,000 shares for issuance upon exercise of outstanding warrants.

Dividend Policy

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a Houston, Texas based energy field services company which is focused in pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services including down hole tools.  We entered this stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation), our wholly owned valve design and production subsidiary.  HII Technologies changed its name August 2011 in connection with selling the name and assets of the Hemiwedge technology it had previously licensed and developed.  We retained approximately $300,000 in net cash from our May 2011 closing.

We currently employ 1 person. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HWEGstockholder.com.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997.  In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation.  Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations.  In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.”  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the recent sale of assets related to our contract machining business discussed below.  On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with the May 2011 asset sale discussed below.

Sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) Assets—Discontinued Operations

On May 10, 2011, we, and our wholly owned subsidiary KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation (“HVC”, collectively the “Sellers’) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Chromatic”). The sale was effected pursuant to an asset purchase agreement (the “HVC Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to Chromatic. in exchange for approximately $7,688,000 payable as follows: (a) Cash in a net amount (after reduction of repayment of the April 5, 2011 and April 29, 2011 promissory notes issued by,  Asymmetric Investments, LLC) equal to $6,032,000, which cash would be paid directly to existing creditors of the Sellers to extinguish Sellers’ debt obligations, with any remainder being paid to the Sellers, and (b) assume scheduled trade account payables and foundry payables of the Sellers not exceeding $1,656,000.  In addition, at Closing, the 3,500,000 warrants to purchase our common stock issued to Asymmetric on April 5, 2011 were forfeited.  We retained approximately $300,000 in net cash at closing.

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

Accordingly, our financial results for the years ended 2011 and 2010 present the operation of HVC as discontinued operations.

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

Activities to Date

                Since May 2011, we procured a new trading symbol for our common stock, which commenced trading on February 29, 2012 and all activities required in connection with the same including completion of audits for our 2009, 2010 and 2011 financial statements.  Operationally, since May 2011, we have reviewed several business ideas including new down hole technologies used in the drilling and production of oil and natural gas.

Plan of Operation

                While there can be no assurances of any milestones being met by us below is a brief description of our planned activities over the next 12 months;

                We will continue reviewing drilling and production products and technologies via inventors, design and development companies.  Our plan is to in-license, acquire or develop internally products that can be used in the energy services market. Currently we anticipate finalizing due diligence and discussions surrounding a potential opportunity in down hole MWD tools by the summer of 2012. We intend to utilize our relationships with larger energy services companies, end user customers and our supply chain experience to establish a product line that generates operational revenues and cash flow. At this time we have not determined when these product opportunities would be obtained by us and when any of these technologies would be commercialized in the marketplace.

Trends, events and uncertainties

The primary driver for our current business as well as our prior contract machining and engineered valve product business is the demand for oil and gas.  The status of the global economy impacts oil and natural gas consumption.

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

A decrease in oil and gas prices causing an industry wide slowdown may result in certain companies to bring in-house the manufacturing of certain component parts otherwise made at outside machining and manufacturing companies.  This practice directly impacted our prior contract machining and engineered valve product business.   As we intend to sell fully assembled products (and not just components) to end-users, we believe this particular practice will not affect our business.

Results of Operations for the Twelve Months Ended December 31, 2011 and 2010

Revenues. We had no revenues for the year ended December 31, 2011 and 2010, as our industrial valve sales operations have been re-classified as Discontinued Operations for the periods mentioned above as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $639,787, or approximately 36%, for the year ended December 31, 2011, as compared to $469,636 for the comparable period in 2010. The increase was primarily attributable to the one-time repairs costs on the facilities leased at 1011 Beach Airport Road that were required to facilitate the transfer of the lease to a new tenant.

Gain (loss) on derivatives. We had a gain of $225,836 on derivatives in the year ended December 31, 2011 as compared to a loss of $4,971 for the comparable period in 2010.  The increase was primarily attributable to the fair value of the 3,500,000 warrants issued in April 2011 and cancelled in May 2011.  The fair value of $190,513 was recognized as gain when the warrants were cancelled.

Gain (Loss) on extinguishment of debt. We had a gain on extinguishment of debt of $3,838,682 in the year ended December 31, 2011 as compared to a loss of $915,842 in the comparable period in 2010.  The increase in our gain on extinguishment of debt for the year ended December 31, 2011 was primarily related to the settlement of certain convertible notes issued in 2007.

Gain (loss) on liability settlement. We had a gain on liability settlement of $206,863 in the year ended December 31, 2011 as compared to a loss on liability settlement of $20,913 in the comparable period in 2010.  The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Interest expense. Our interest expenses decreased to $456,056, or 37%, for the year ended December 31, 2011 as compared to $724,320 for the comparable period in 2010. The decrease is due to all outstanding debt being paid in full in May 2011.

Income (loss) from discontinued operations.  Our net income from discontinued operations was $4,756,783 which includes the gain on the sale of the assets of $5,308,531 for the year ended December 31, 2011 as compared to a net loss from discontinued operations of $1,038,244 for the comparable period in 2010.  The net income from discontinued operations in year ended December 31, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss).  We had net income of $8,142,594 for the year ended December 31, 2011 as compared to a net loss of $3,173,926 for the comparable period in 2010. The gain during the year ended December 31, 2011 was attributable to the sale of substantially all the assets of our valve product line and associated intellectual property in May 2011.  The net loss for the year ended December 31, 2010 was primarily attributable to a loss on an extinguishment of debt, general and administrative expenses and interest expense.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities.  In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. We had cash of $76,651 and working capital of $100,965 as of December 31, 2011 as compared to cash of $4,440 and a working capital deficit of $8,001,117 as of December 31, 2010.

Net cash used in operating activities for the year ended December 31, 2011 was $1,963,954 resulting primarily from our net income of $8,142,594 which was offset by the gain of sale of assets of discontinued operations of $5,308,531 and the gain on extinguishment of debt related to such sale of $3,838,682. By comparison, net cash used in operating activities for the year ended December 31, 2010 was $832,416.

Our net cash provided by financing activities was $2,021,995 in the year ended December 31, 2011.  We received proceeds from the sale of HVC’s assets and proceeds of $670,000 from the issuance of promissory notes, which amount was offset by the repayment of $49,674 in notes payable.  Our net cash provided by financing activities for the year ended December 31, 2010 was $747,382 consisting of proceeds of $313,000 from the issuance of promissory notes, $360,344 from the exercise of warrants and $175,000 from issuance of common stock which was offset by the repayment of $150,962 in notes payable.

The net increase in cash for the year ended December 31, 2011 was $72,211 as compared to a net decrease in cash of $98,515 for the year ended December 31, 2010.

Sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) Assets—Discontinued Operations

On May 10, 2011, we, and our wholly owned subsidiary KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation (“HVC”, collectively the “Sellers’) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Chromatic”). The sale was effected pursuant to an asset purchase agreement (the “HVC Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to Chromatic in exchange for approximately $7,688,000 payable as follows: (a) Cash in a net amount (after reduction of repayment of the April 5, 2011 and April 29, 2011 promissory notes issued by, Asymmetric Investments, LLC) equal to $6,032,000, which cash would be paid directly to existing creditors of the Sellers to extinguish Sellers’ debt obligations, with any remainder being paid to the Sellers, and (b) assume scheduled trade account payables and foundry payables of the Sellers not exceeding $1,656,000.  In addition, at Closing, the 3,500,000 warrants to purchase our common stock issued to Asymmetric on April 5, 2011 were cancelled.  We retained approximately $300,000 in net cash at closing.

Promissory Notes

From January 2010 through March 2010, we issued $88,000 of 10% notes which, had maturity dates of less than one year and were secured by junior lien on our assets.  The proceeds were used for working capital and general corporate purposes.  The issuances were exempt under Rule 506 of the Securities Act of 1933, as amended.  We also issued 5 year warrants to purchase 296,250 shares of our common stock with an exercise price ranging from $0.05 to $0.10 in connection with these notes.

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

From April to May, 2011, we issued a $900,000 10% secured promissory note and a 15-month common stock warrant to purchase 3,500,000 shares of our common stock at an exercise price of $0.001 per share to a single accredited investor.  The proceeds were used to repay outstanding indebtedness and for working capital and general corporate purposes.

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

The Note had a maturity date of June 30, 2011.  Interest accrued on the Note at a rate of 10% and was to be paid on September 30, 2010, December 31, 2010, March 31, 2011 and the balance due on the Maturity Date.  At the Corporation’s option, interest may be paid in Common Stock at a rate of 5,000 shares of Common Stock per day (the “Interest Common Stock”).

The Note was secured by a pledge of all of our (and our subsidiary’s) assets under the terms of the Security Agreement.  In addition, we pledged its shares of subsidiary’s common stock as additional security for the Note.

These obligations were repaid with the proceeds our May 2011 sale of substantially all of our assets related to our valve division.

Liquidity and Capital Requirements

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months.    The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness.  We currently only have one employee and sublease our office space on a month to month basis.

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

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations” respectively, in the accompanying Balance Sheets at December 31, 2010.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the years ended December 31, 2011 and 2010.

Off-Balance Sheet Arrangements

None.

Item 7A  QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.  FINANCIAL STATEMENTS

To the Board of Directors

HII Technologies, Inc.

Conroe, Texas

We have audited the accompanying consolidated balance sheets of HII Technologies, Inc. and its subsidiary (collectively, the “Company”), as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HII Technologies, Inc. and its subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

March 27, 2012

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$ 76,651	$ 4,440
Prepaid expense and other current assets	85,389	36,963
Current assets from discontinued operations	-	1,615,191

Total current assets	162,040	1,656,594

Assets held for sale	-	366,673
Deposits	-	17,840

Total assets	$ 162,040	$ 2,041,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 4,467	$ 101,069
Accounts payable - related party	-	157,350
Accrued expenses	56,608	634,277
Deferred gain on sale/leaseback	-	30,408
Derivative liability	-	48,782
Current portion of notes payable - other	-	428,249
Current portion of convertible notes payable	-	4,195,845
Current portion of term note payable	-	706,125
Notes payable - related party	-	332,001
Secured notes payable, net of discount of $4,491	-	877,373
Current liabilities from discontinued operations	-	2,146,232

Total current liabilities	61,075	9,657,711

Long term liabilities:
Deferred gain on sale/leaseback	-	195,069

Total liabilities	61,075	9,852,780

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
33,820,183 and 38,374,383 shares issued and outstanding	33,820	38,374
Additional paid-in-capital	26,093,575	26,318,977
Accumulated deficit	(26,026,430)	(34,169,024)

Total stockholders' equity (deficit)	100,965	(7,811,673)

Total liabilities and stockholders' equity (deficit)	$ 162,040	$ 2,041,107

See accompanying notes to consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011 and 2010

	2011	2010
OPERATING EXPENSES:
Selling, general and administrative	$ 639,787	$ 469,636
Gain on sale/leaseback	(210,273)	-

Total operating expenses	429,514	469,636

LOSS FROM CONTINUING OPERATIONS	(429,514)	(469,636)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives	225,836	(4,971)
Gain (loss) on extinguishment of debt	3,838,682	(915,842)
Gain (loss) on liability settlement	206,863	(20,913)
Interest expense	(456,056)	(724,320)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	3,385,811	(2,135,682)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
(including gain on disposal of $5,308,531 in May 2011)	4,756,783	(1,038,244)

NET INCOME (LOSS)	$ 8,142,594	$ (3,173,926)

Basic net income (loss) per share from continuing operations	$ 0.10	$ (0.07)
Basic net income (loss) per share from discontinued operations	0.13	(0.04)
Basic net income (loss) per share	0.23	(0.11)

Diluted net income (loss) per share from continuing operations	$ 0.09	$ (0.07)
Diluted net income (loss) per share from discontinued operations	0.13	(0.04)
Diluted net income (loss) per share	0.23	(0.11)

Weighted average shares outstanding-Basic	35,619,523	29,493,115
Weighted average shares outstanding-Diluted	35,889,314	29,493,115

See accompanying notes to consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2010 and 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2009	27,553,588	$ 27,553	$ 24,646,496	$ (30,995,098)	$ (6,321,049)

Common stock issued with cash	1,750,000	1,750	173,250	-	175,000
Common stock issued for services	125,000	125	22,875	-	23,000
Common stock issued for debt settlement	296,595	297	41,226	-	41,523
Common stock issued for warrant exercise	7,915,000	7,915	439,235		447,150
Cancelling of restricted shares	(20,000)	(20)	-	-	(20)
Shares issued for interest	754,200	754	102,092	-	102,846
Warrants issued with notes payable	-	-	26,028		26,028
Warrants issued with notes payable extensions	-	-	867,775		867,775
Net loss	-	-	-	(3,173,926)	(3,173,926)

Balances at December 31, 2010	38,374,383	$ 38,374	$ 26,318,977	$ (34,169,024)	$ (7,811,673)

Common stock issued with debt	75,000	75	8,809	-	8,884
Common stock issued for finder's fees	1,250,000	1,250	67,625	-	68,875
Common stock issued for services	15,000	15	810	-	825
Warrant adjustment in conjunction with debt settlement	-	-	48,794	-	48,794
Repurchase and cancellation of common stock	(5,894,200)	(5,894)	(351,440)	-	(357,334)
Net income	-	-	-	8,142,594	8,142,594

Balances at December 31, 2011	33,820,183	$ 33,820	$ 26,093,575	$ (26,026,430)	$ 100,965

See accompanying notes to consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 8,142,594	$ (3,173,926)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of assets from discontinued operations	(5,308,531)	-
(Gain) loss on extinguishment of debt	(3,838,682)	915,842
(Gain) loss on liability settlement	(206,863)	20,913
Amortization of note payable discount	203,888	92,924
Cancellation of common shares	-	(20)
Stock issued for services	69,700	23,000
Loss (gain) on derivitive liabilities	(225,836)	4,971
Changes in:
Prepaid expense and other current assets	(48,426)	86,417
Deposits	17,840	(100)
Accounts payable	38,402	(47,520)
Accounts payable - related party	(157,350)	144,472
Accrued expenses	1,648	522,592
Deferred gain	(225,477)	(30,408)
Net cash used in continuing operations	(1,537,093)	(1,440,843)
Net cash provided by (used in) discontinued operations	(409,021)	608,327
Net cash used in operating activities	(1,946,114)	(832,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in discontinued operations	(3,670)	(13,381)
Cash provided by (used in) investing activities	(3,670)	(13,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(49,674)	(150,962)
Proceeds from notes payable - related party	142,000	105,000
Proceeds from notes payable	528,000	208,000
Proceeds from the exercise of warrants	-	360,344
Proceeds from sales of common stock, net of offering cost	-	175,000
Net cash provided by continuing operations	620,326	697,382
Net cash provided by discontinued operations	1,401,669	50,000
Net cash provided by financing activities	2,021,995	747,382

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	72,211	(98,515)

CASH AND CASH EQUIVALENTS, beginning of period	4,440	102,955

CASH AND CASH EQUIVALENTS, end of period	$ 76,651	$ 4,440

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	89,937

Non-cash financing transactions:
Settlement of liabilities and purchase of treasury stock paid directly by buyer	4,630,482	-
Settlement of convertible notes through issuance of notes	500,000	-
Settlement of liabilities through exercise of warrants	-	86,806
Accrued interest and fees added to debt principal	88,886	477,229
Debt discount due to shares and warrants issued with debt	199,397	26,028
Shares issued for interest	-	102,846
Shares issued for settlement of liabilities	-	41,523
Derivative liability credited to additional paid in capital	48,794	-

See accompanying notes to consolidated financial statements.

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. HII Technologies, Inc. (“we”, “our”, “the Company” or “HII”) (f/k/a Hemiwedge Industries, Inc.) is a Houston, Texas based energy field services company which is focused in pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services including down hole tools.  We entered this stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation), our wholly owned valve design and production subsidiary.  HII Technologies changed its name August 2011 in connection with selling the name and assets of the Hemiwedge technology it had previously licensed and developed.

On February 11, 2009, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from “Shumate Industries, Inc.” to "Hemiwedge Industries, Inc." This amendment was approved and in September 2011, we changed our named to “HII Industries, Inc.” as required in connection with the May 2011 asset sale.

Principles of consolidation. The consolidated financial statements include the accounts of HII and its wholly-owned subsidiary KMHVC, Inc. Significant inter-company accounts and transactions have been eliminated.

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

Stock-Based Compensation.  The Company accounts for share-based awards issued to employees and non-employees in accordance with the guidance on share-based payments. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Fair Value of Financial Instruments.  The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, short-term notes approximate fair value due to the relatively short period to maturity for these instruments.  The long-term debt approximate fair value since the related rates of interest approximate current market rates.

Basic and Diluted Net Income per Share.  Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted income(loss) per share includes the dilutive effects of common stock equivalents calculated using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  For the year ended December 31, 2010 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Adopted Accounting Standards.  No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On May10, 2011, HII’s wholly owned subsidiary HVC consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Purchaser”). The sale was affected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to the Purchaser. The aggregate purchase price was $7,688,174 consisting of $6,032,151 in cash and assumption by Purchaser of $1,656,023 of accounts payable and certain liabilities of HVC.

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

The assets and liabilities of the discontinued operations are presented separately under the captions "Current assets from discontinued operations," “Assets held for sale,” "Current assets from discontinued operations," "Current liabilities from discontinued operations," and “Long-term liabilities from discontinued operations” respectively, in the accompanying Consolidated Balance Sheets at December 31, 2010.  The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2011 and 2010 included the following:

	December 31, 2011	December 31, 2010

Failed acquistion contingency (see Note 9)	$ -	$ 251,495
Officer indemnification	-	110,527
Officer deferred compensation	-	64,544
Accrued interest	-	122,741
Accrued audit fees	-	50,000
Accrued state margin tax	50,000	-
Other	6,608	34,970

Total Assets	$ 56,608	$ 634,277

During the year ended December 31, 2007, HII agreed to indemnify one of its officers in connection with a judgment assessed against him personally resulting from a previously discharged corporate tax liability.  This resulted in an accrued expense of $580,000 in the 4th quarter of 2007, which was reduced by $20,000 in 2008.  The officer subsequently entered into a settlement agreement reducing the liability, after prior payments, to $152,027 and the resulting gain of $415,973 was recorded for the year ended December 31, 2009.  Payments of $41,500 were made in 2010 and the remaining liability was paid in full in May 2011 out of the proceeds of the sale of HVC’s assets.

In 2009, certain officers agreed to continue to work while only a minimal portion of their compensation was paid in cash.  The unpaid compensation was accrued as deferred compensation and was paid in full in May 2011 out of the proceeds of the sale of HVC’s assets.

NOTE 4 – NOTES PAYABLE

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

A summary of these convertible notes is as follows:

Convertible Notes

Carrying amount of notes as of December 31, 2009	$ 3,862,067
Add: accrued interest	402,102
Less: transfer to 2nd lien notes	(68,324)

Carrying amount of notes as of December 31, 2010	4,195,845
Add: accrued interest	80,000
Less: note settlement	(500,000)
Less: gain on extinguishment of notes	(3,775,845)

Carrying amount of notes as of December 31, 2011	$ -

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

2nd lien notes

Beginning in July 2009 and continuing through January 2011, HII executed a series of secured notes to various note holders.  These notes are second lien notes, bear interest at the rate of 10% percent and are balloon notes with varying maturity dates.  Warrants were issued in conjunction with notes.  These warrants were valued at their relative fair value and recorded as a discount to the notes.  The discount was amortized over the original life of the notes (see Footnote 8

– Stock Options and Warrants).

On various dates in 2009 and 2010, the Company entered into several amendments to extend the maturity dates of these notes.  A total of 2,162,500 warrants were issued for these amendments.   The Company determined that the amendments qualify as a debt extinguishment and accordingly, the fair value of the warrants totaling $266,438 was recognized as a loss on debt extinguishment for the year ended December 31, 2010.  The Company analyzed all the warrants issued in connection with the amendments for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.  A summary of the notes activity through December 31, 2011 is presented below:

2nd Lien Notes

Carrying amount of notes as of December 31, 2009	$ 698,614
Add: principal of new notes	158,000
Less: notes used in the exercise of warrants	(46,137)
Less: note discount	(26,028)
Add: amortization of note discount	92,924

Carrying amount of notes as of December 31, 2010	877,373
Add: principal of new notes	100,000
Less: note discount	(199,397)
Add: amortization of note discount	203,888
Less: notes paid	(981,864)

Carrying amount of notes as of December 31, 2011	$ -

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

On October 30, 2009, HII executed a promissory note to Shumate Energy Technologies in the amount of $52,831 in connection with amounts owed for property taxes and certain trade payables.  The note bears interest at the rate of eight percent and is payable in twelve equal installments of principal and interest beginning November 15, 2009 and ending October 15, 2010.  On August 31, 2010, HII executed an Exchange Agreement with Shumate Energy Technologies whereby HII issued 296,595 shares of common stock in exchange for the note and all accrued interest.  The Company recognized a gain on the settlement of $14,830 during the year ended December 31, 2010.

NOTE 5 – SALE LEASEBACK

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

Sales price	$ 2,180,000

Less:
Settle amount owed on the purchase of the asset	(1,719,978)
Sales commission paid on the sale of the asset	(100,280)
Loan origination fees	(17,800)
Title insurance	(10,829)
Prorated county taxes	(9,247)
Other closing costs	(2,249)

Net cash received	$ 319,617

As shown in the table below, the gain realized on the sale of the property was $304,031.

Sales price	$ 2,180,000

Less:
Basis in asset	(1,726,949)
Sales commission paid on the sale of the asset	(100,280)
Loan origination fees	(17,800)
Title insurance	(10,829)
Other closing costs	(20,111)

Gain on sale	$ 304,031

Pursuant to the guidelines in ASC 840, the gain is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease, at the rate of $2,533 per month as a reduction to rent expense.

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

In May 15, 2008, HII guaranteed payment and performance of the lease pursuant to a Guaranty Agreement dated May 15, 2008, with Trader Properties.  In addition, HII agreed to issue Trader Properties a warrant to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share, with a five year term in connection with the lease.

At December 31, 2011 and 2010 the balance of the unamortized gain is shown below:

	December 31, 2011	December 31, 2010

Long term portion of unamortized gain	$ -	$ 195,069
Short term portion of unamortized gain	-	30,408

Total unamortized gain	$ -	$ 225,477

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

NOTE 6 – INCOME TAXES

HII uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  HII has incurred significant net losses in past years and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $26,400,000 and $34,500,000 at December 31, 2011 and 2010, respectively, and will expire in the years 2022 through 2032.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	December 31, 2011	December 31, 2010

Deferred tax asset	$ 9,248,000	$ 12,073,000
Valuation of allowance	(9,248,000)	(12,073,000)

Net deferred tax asset	$ -	$ -

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  HII has incurred significant ownership changes beginning in 2005 through 2011.  As the result of the ownership change, HII’s use of net operating losses through the date of change may be restricted.

NOTE 7 – COMMON STOCK

On various dates in 2010, HII issued 754,200 shares of common stock with a fair value of $102,846 to certain holders of secured notes as payment of accrued interest.   In January 2010, 20,000 unvested restricted common stock previously issued to a former employee were cancelled and the balance sheet value of common stock was reduced by the par value of $20.00.

On April 15, 2010, HII issued 75,000 shares of common stock pursuant to the terms of a consulting agreement executed in the same month for advertising services.  The shares have a fair value of $16,500.

In August 2010, HII sold 1,750,000 shares of common stock to an individual for a total cash consideration of $175,000.

In September 2010, HII issued 296,595 shares of common stock to settle an outstanding note and the related unpaid interest of $56,353.  The shares have a fair value of $41,523 and the Company recognized the excess amount of $14,830 as a gain on debt extinguishment.   In addition 50,000 shares of common stock with a fair value of $6,500 were issued to a customer in appreciation of their long standing partnership with HII.

Between April 1, 2010 and December 31, 2010, HII issued an aggregate of 7,915,000 shares of common stock for the exercise of outstanding warrants at exercise prices ranging from $0.05 to $0.06 per share.  HII received $360,344 in cash and the remaining exercise price was satisfied by accrued interest of $40,670 and principal of $46,136 on notes outstanding.

In January 2011, HII issued 75,000 shares to a noteholder in connection with the loan referenced in Note 4 above.  The shares were valued and recorded at their fair value of $8,884.  This cost was recorded as debt discount and was amortized over the life of the loan using the effective interest method.

On May 5, 2011, HII entered into a Settlement Agreement with the New Lenders on its Senior Term Note (see Note 4) whereby the Company agreed to repurchase all shares previously issued to them totaling 5,894,200.  These shares were originally issued as payment of interest on the note and from the lenders’ exercise of their warrants.  The Company repurchased the shares for a total consideration of $357,334.

On May 10, 2011, HII entered into an agreement with a FINRA registered investment banking firm in Houston Texas for services rendered in the sale of HVC assets to Chromatic Industries, Inc.  The agreement included a fee structure that would be partially in cash and the remainder in shares.  In June 2011, HII issued 1,250,000 shares in satisfaction of the agreement.  The shares have a fair value of $68,875 and were netted against the related gain on the sale of HVC’s assets.

On July 21, 2011, HII’s directors authorized the issuance of 15,000 shares to a third party in respect of services rendered as a real estate broker in connection with securing a tenant to take over the commercial lease with Trader properties.  The shares have a fair value of $825.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through December 31, 2011 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,462,140 shares have been issued through December 31, 2011, and 40,000 options are outstanding as of December 31, 2011.

During the year ended December 31, 2010, no options were granted or exercised and 287,000 expired unexercised.

During the year ended December 31, 2011, no options were granted or exercised and 915,000 expired.

Warrants

From January through March 2010, HII issued 327,500 warrants in conjunction with the issuance of various secured notes.  These warrants vested immediately, have a five year life and exercise prices ranging from $0.05 to $0.10.  The warrants were valued at the warrants’ relative fair value of $26,028.  They were recorded as a discount to the notes and amortized over the life of the notes.

During the year ended December 31, 2010, HII issued 4,425,000 warrants in conjunction with the extension of the maturity date on various secured notes.  The warrants vested immediately, have a five year life with an exercise price from $0.05 to $0.10.  The warrants were valued at the warrants’ relative fair value of $867,775.  This value was recorded as a loss on extinguishment in debt during the year.

In November 2010, warrants totaling 5,140,000 were modified to reduce their corresponding exercise prices from $0.10 to $0.06.  There was no incremental compensation that resulted from the modification.

The warrants issued in 2010 were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model during the year ended December 31, 2010, include (1) risk-free interest rates from 1.18% to 2.55%, (2) expected term of 5 years, (3) expected volatility from 219% to 249%, and (4) zero expected dividends.

During the year ended December 31, 2010, 7,915,000 warrants were exercised and 119,532 expired unexercised.

In April 2011, HII issued a 15-month common stock warrant to purchase 3,500,000 shares of our common stock at an exercise price of $0.001 per share to a single accredited investor in conjunction with a $900,000 10% secured promissory note. These warrants were cancelled in May 2011 in connection with the asset sale (see Note 2).

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

During the year ended December 31, 2011, no warrants were exercised and 1,410,936 expired unexercised.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,242,000	2.61	$ 0.43	$ 500	9,568,579	3.70	$ 0.27	$ 48,750

Year ended December 31, 2010:
Granted	-		-		4,752,500		0.08
Exercised	-		-		(7,915,000)		0.05
Forfeited	(287,000)		0.49		(119,532)		0.50

Outstanding at December 31, 2010	955,000	1.85	$ 0.42	$ 4,000	6,286,547	2.15	$ 0.35	$ 46,250

Year ended December 31, 2011:
Granted	-		-		3,500,000		0.001
Exercised	-		-		-		-
Forfeited	(915,000)		0.43		(4,910,936)		0.144

Outstanding at December 31, 2011	40,000	1.96	$ 0.25	$ -	4,875,611	2.02	$ 0.27	$ -

NOTE 9 – TERMINATION OF SUNBELT STOCK PURCHASE AGREEMENT

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

On August 15, 2011, the Company entered into an agreement with Sunbelt which required the Company to make a payment of $73,500 on or before August 22, 2011 as full settlement of all amounts due them.  As a result, the Company recognized a gain on the settlement of the related liability of approximately $177,000 for the year ended December 31, 2011.  The Company made the aforementioned payment on August 22, 2011.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 30, 2010, the board of Directors authorized $25,000 in payment of Mr. Womack’s 2009 Board duties.  This amount was accrued as of December 2009 and paid in full in May 2011.

Ken Chickering was the Chief Executive Officer of HII until May 2011.  As of December 31, 2011 and 2010, the outstanding liability to Mr. Chickering amounted to $0 and $157,350, respectively, representing cash advances received as well as liabilities related to reimbursement of expenses.  These balances are reported as accounts payable – related party in the consolidated balance sheets.

In addition, Mr. Chickering also entered into various loan agreements with HII beginning in March 2009 and continuing through March 2011.  Mr. Chickering was paid $520,109 on May 10, 2011, in full payment of both principal and accrued interest on all outstanding notes in May 2011.  The table below details the various notes with Mr. Chickering:

Balance as of December 31, 2009	227,001
2010 Note Detail
July 6, 2010	10,000	10.0%
July 8, 2010	30,000	10.0%
July 19, 2010	20,000	10.0%
August 5, 2010	10,000	10.0%
August 23, 2010	15,000	10.0%
August 24, 2010	20,000	10.0%
Balance as of December 31, 2010	332,001
2011 Note Detail
January 14, 2011	50,000	10.0%
February 8, 2011	27,000	10.0%
February 17, 2011	10,000	10.0%
February 25, 2011	25,000	10.0%
March 8, 2011	30,000	10.0%
Balance as of May 2011	474,001
Principal portion of payment May 10, 2011	(474,001)
Balance as of December 31, 2011	$ -

NOTE 11 – CONTINGENCIES

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative instruments

The 610,000 warrants issued to the convertible noteholders qualified as derivatives since these contain exercise price reset provisions.  These warrants were fair valued at each reporting period with the changes in fair value recorded as a gain or loss on derivatives.  The derivative liability related to these warrants amounted to $0 and $48,782 as of December 31, 2011 and December 31, 2010, respectively.  In March 2011, in connection with the settlement of the convertible notes, the exercise reset provision was cancelled and the warrants were no longer treated as derivative liabilities.   The fair value of the warrants as of this date of $13,459 was recorded to paid-in capital.

On April 5, 2011, the Company issued 3,500,000 warrants in connection with a note.  These warrants contained exercise price reset provisions and also qualified as derivatives under the above guidance.  The fair value of the warrants was determined to be $190,513 and was recorded as a debt discount with a corresponding credit to derivative liability.  On May 10, 2011, these warrants were cancelled and as such, the warrants were no longer treated as derivative liabilities.  The fair value of the warrants as of this date of $190,513 was recognized as a gain on derivatives.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value as of December 31, 2010 and December 31, 2011:

	Carrying	Fair Value Measurements Using
Warrant derivative	Value	Level 1	Level 2	Level 3	Total

As of December 31, 2010	$48,782	$ -	$ -	$ 48,782	$ 48,782

As of December 31, 2011	$ -	$ -	$ -	$ -	$ -

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants
Balance, December 31, 2009	$ 43,811
Total realized/unrealized (gains) or losses	4,971
Purchases, issuances and settlements	-
Balance, December 31, 2010	$ 48,782
Total realized/unrealized (gains) or losses	(225,836)
Purchases, issuances and settlements	177,054
Balance, December 31, 2011	$ -

NOTE 13 – SUBSEQUENT EVENTS

On January 18, 2012, the Company issued non-qualified stock options in exchange for consulting services.  The grant was for 153,000 shares with immediate vesting, a life of 5 years from the grant date and an exercise price of $0.10.

The Company did not have any other subsequent events through March 27, 2012, which is the date the financial statements were available to be issued (or “were issued” based on clients facts and circumstances) for events requiring recording or disclosure in the financial statements for the year ended December 31, 2011.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report as not subject to attestation of our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us provide only management’s report in this annual report

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Matthew C. Flemming	43	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director
Kenton Chickering III	76	Director
Leo B. Womack	68	Director

Matthew C. Flemming is a our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director.  Mr. Flemming also currently serves as a Chief Financial Officer of a private media company. From June 1999 to March 2001, he served as Chief Executive Officer of WorldByNet, Inc. a Houston, Texas based privately held Internet start-up company. From January 1994 to May 1999, Mr. Flemming served as Chief Executive Officer of FARO Pharmaceuticals, Inc., a privately held specialty products company.  From May 1991 to December 1993, he was a Series 7 licensed financial advisor with Eppler, Guerin and Turner, a regional investment banking firm in the southwest at that time.  Mr. Flemming received a Bachelor of Arts in Finance from the University of Houston.  Mr. Flemming is a former officer of Excalibur Holdings, Inc., Excalibur Aerospace, Excalibur Steel, and Excalibur Services, all former direct or indirect subsidiaries of our company, prior to their respective filings for bankruptcy protection.  Mr. Flemming has served as a director and as Chief Financial Officer since April 2002.

Kenton “Ken” Chickering III is a director.  Until May 11, 2011, Mr. Chickering also served as our President and Chief Executive Officer.  Mr. Chickering was appointed to President and Chief Executive Officer on October 8, 2008 and became a director of our company on September 12, 2006.  From 1976 to 1999, Mr. Chickering held various positions with Daniel Industries and Daniel Valve Co., including Executive Vice President, Vice President of Sales and Marketing 1984-1988, and President of Daniel Valve Company from 1988-2003. In 1999, Emerson Electric Co. (NYSE:EMR) purchased Daniel Valve Company. Later it was sold to SPX Corporation (NYSE: SPW) in 2002.  From 2003 to 2005, Mr. Chickering was Vice President of Development for SPX Valves & Controls, a division of SPX.  Daniel Valve Company is a global manufacturer and marketer of valves for applications such as pipelines, loading and unloading terminals.  From 1962 to 1976, Mr. Chickering was the Regional Manager for the eastern U.S. and Saudi Arabia for General Valve Co., a company that manufactured and marketed an expanding plug valve for pipeline service, which now is a part of Cameron International.  Prior thereto, Mr. Chickering served three years as a petroleum officer in the U.S. Air Force and was a petroleum engineer with Humble Oil, a company that was subsequently acquired by Exxon.  Mr. Chickering received his B.S. in Petroleum Engineering from the University of Oklahoma in 1957.  Mr. Chickering was the Chairman of the Valve Manufacturing Association in 1998.  Mr. Chickering was also the Pipeline Committee Chairman of the ASME Petroleum Division in 1990 and the Chairman of the Petroleum Division Executive Committee in 1996.

Leo B. Womack is a director.  Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986.  He has also been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996.  From 1969 to 1978, Mr. Womack was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association.  He is and has served on the Board of Directors of several public companies and currently serves as Audit Committee Chair and Director of Hemiwedge Industries.  Mr. Womack is licensed as a CPA and holds other professional licenses. He is a Director of SHAPE, The Society for Heart Attack Prevention and Eradication as well as numerous startup companies.

Director Independence and Qualifications

Our Board of Directors has determined that Mr. Womack and Mr. Chickering are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related

Transactions” below.  Mr. Chickering was not independent in the year ended December 31, 2010.  Mr. Womack and Mr. Chickering are members of Audit, Compensation, and Nomination and Governance Committees.

We considered Messrs. Flemming’s and Chickering’s prior experience in the energy services industry and the public sector as  officers of and directors of our prior company were important factors in concluding that they were qualified to serve as one of our directors.  In addition, we determined that Mr. Flemming’s prior experience with start-up companies to be an important factor in concluding that he was qualified to serve as one of our directors.  Regarding Mr. Womack, we considered his prior experience with our operating company as well as his prior experience with small cap companies, including his CPA certification and his current experience serving as a director of another company as important factors in concluding that he was qualified to serve as one of our directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

During 2004, Excalibur Steel, Excalibur Services, and Excalibur Aerospace, and during 2005 Excalibur Holdings, Inc., had their debts and liabilities discharged in bankruptcy.  Mr. Flemming who is currently an officer and member of our Board of Directors was an officer and director during these periods. Excalibur Steel, Excalibur Services, Excalibur Aerospace, and Excalibur Holdings, Inc. are all former direct or indirect subsidiaries of our company.

None of our remaining officers or directors has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time other than Mr. Flemming as discussed above.

Information about our Board and its Committees.

Our Board of Directors held no formal meeting during fiscal 2011, and the Board of Directors acted by unanimous written consent on 12 occasions during fiscal 2011.

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

The Audit Committee operates under a written charter adopted by our Board of Directors.  Our Audit Committee held no formal meetings in 2011.

Compensation Committee.  On August 2, 2006, our Board of Directors established a Compensation Committee.  Our Compensation Committee consists of our entire Board of Directors.

The Compensation Committee’s basic responsibility is to review the performance and development of our management in achieving corporate goals and objectives and to assure that our senior executives are compensated effectively in a manner consistent with our strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, this committee oversees, reviews, and administers all of our compensation, equity, and employee benefit plans and programs. In addition, The Compensation Committee has the authority and responsibility to determine all aspects of executive compensation packages for executive officers and makes recommendations to the Board of Directors regarding the compensation of non-employee directors.  This committee did not have any material actions during fiscal 2011.

Nomination and Governance Committee.

On August 2, 2006, our Board of Directors established a Nominating and Governance Committee, Our Nomination and Governance Committee consist of our entire Board of Directors.

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

In recommending candidates for election to the Board of Directors, the Nomination and Governance Committee considers nominees recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. The Nomination and Governance Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the Board of Directors.  Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates as appropriate.  Upon selection of a qualified candidate, the Nomination and Governance Committee would recommend the candidate for consideration by the full Board of Directors.  The Nomination and Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.  To recommend a prospective nominee for the Nomination and Governance Committee’s consideration, submit the candidate’s name and qualifications to our Secretary in writing to the following address: HII Technologies, Inc., Attn: Secretary, 710 North Post Oak Road, Suite 400, Houston, Texas 77024.  When submitting candidates for nomination to be elected at the Company’s annual meeting of stockholders, stockholders must also follow the notice procedures and provide the information required by our bylaws.

In particular, for the Nomination and Governance Committee to consider a candidate recommended by a stockholder for nomination at the 2013 Annual Meeting of Stockholders, the recommendation must be delivered or mailed to and received by our Secretary between December 1, 2012 and December 31, 2012 (or, if the 2013 annual meeting is not held within 30 days of the anniversary of the date of the 2012 annual meeting, within 10 days after our public announcement of the date of the 2013 annual meeting).  The recommendation must include the following information to be considered at an annual meeting:

•	The stockholder’s name and address and the beneficial owner, if any, on whose behalf the nomination is proposed;

•	The stockholder’s reason for making the nomination at the annual meeting, and the signed consent of the nominee to serve if elected;

39

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

Report of the Audit Committee

Our Audit Committee has issued the following report:

Management is responsible for our internal controls, financial reporting process, and compliance with laws and regulations and ethical business standards.  The independent auditor is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon.  The Audit Committee’s responsibility is to monitor and oversee these processes on behalf of the Board of Directors.  In this context, the Audit Committee has reviewed and discussed with management and the independent auditors our audited financial statements.  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).  In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from us and our management.  Moreover, the Audit Committee has considered whether the independent auditor’s provision of other non-audit services to us is compatible with the auditor’s independence.  In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our in our Annual Report on Form 10-K for the year ended December 31, 2011  By recommending to the Board of Directors that the audited financial statements be so included, the Audit Committee is not opining on the accuracy, completeness, or fairness of the audited financial statements.

Leo B. Womack, Chairman

Kenton Chickering III

Matthew C. Flemming

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2011, and 2010.

Summary Compensation Table
				All Other
Name and Position	Year	Salary	Bonus	Compensation		Total ($)
Matthew C. Flemming	2011	$143,193			$46,092	$189,285
President and Chief Executive Officer (since May 2011) and Chief Financial Officer, Secretary and Treasurer	2010	$173,784	6,365	$		$180,149

Kenton Chickering	2011	$30,046	–		$44,840	$74,886
President and Chief Operating Officer (until May 2011)	2010	$80,846	–	$		$80,846

All Other Compensation

This column is comprised of accrued but unpaid salary from 2009 that was paid in full in May 2011 out of the proceeds of the sale of the KMHVC assets.

Outstanding Equity Awards

There was one outstanding stock option award as of December 31, 2011. Mr. Flemming has 40,000 options to purchase our common stock at $0.25 exercise price expiring on December 18, 2013.

Employment Agreements

We currently have an employment agreement with Matthew C. Flemming.  The term of Mr. Flemming’s agreement term currently operates on successive three-month periods, with the current period ending April 10, 2012.

A description of the material terms of Mr. Flemming’s agreement is set forth below.

Matthew C. Flemming.  We entered into an employment agreement with Matthew C. Flemming pursuant to which we employ Mr. Flemming as our Executive Vice President and Chief Financial Officer. The agreement is for an initial term of three years and continues for successive three month periods thereafter.  The Agreement provides for an annual base salary during the term of the agreement of $180,000, subject to potential upwards adjustments at the discretion of the Compensation Committee of the Board of Directors. Mr. Flemming may also receive bonuses at the discretion of the Compensation Committee payable in cash, options or common stock.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave, which shall entitle Mr. Flemming to a cash payment for any unused vacation time at the end of each fiscal year; (iii) medical, dental and life insurance benefits; (iv) an $800 per month automobile allowance; and (vi) 24 month non-compete/non solicitation terms. Mr. Flemming voluntarily cancelled his automobile allowance and reduced his wage rate during 2009.

Potential Payments upon Termination

None.

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended December 31, 2011.

Fees Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards ($)	Awards ($)	Compensation	Total ($)
Leo B. Womack	$ 25,000	–	–	–	$ 25,000

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.  Our independent director Leo B Womack received $25,000 in cash for directors fees in 2011 for his service in 2010 and has not earned any fees for 2011.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  Other than as set forth above, we did not engage any members of the Board of Directors to perform services on our behalf in 2011.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 710 North Post Oak Road, Suite 400, Houston Texas 77024.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2011 none of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The following table sets forth information as of March 21, 2012 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of March 9, 2012, we had 33,820,183 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Registration Statement are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address(1)	Number Of Shares Beneficially Owned		Percentage Owned
Matthew C. Flemming	1,456,350	(2)	4.30%
Kenton Chickering III	1,422,676	(3)	4.21
Leo B. Womack	506,292	(4)	1.49

All directors and officers as a group (3 persons)	3,395,318		9.77%

 *Less than 1%.

(1)	Unless otherwise noted, the address is c/o HII Technologies, Inc., 710 N. Post Oak Road, Suite 400, Houston, Texas, 77024.

(2)	Includes 40,000 shares subject to presently exercisable options.

(3)	Includes 12,700 shares of common stock held by Mr. Chickering’s wife, and 50,000 held in an account for Mr. Chickering’s grandchildren, under which account Mr. Chickering is the custodian.

(4)	Includes 110,792 shares held by a trust of which Mr. Womack is a trustee, and 5,500 shares underlying presently exercisable warrants

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	40,000	$0.50	1,937,840
Equity compensation plans not approved by security holders (2)	--	--	--
Total	180,000	$1.20	1,937,840

(1)

2005 Stock Incentive Plan.  On April 29, 2005, our board of directors adopted, and on October 19, 2005, our stockholders approved, our 2005 Stock Incentive Plan.  The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals.  The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent.  We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan.  The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 10,000,000 shares, and as of December 31, 2011, we have issued 8,062,140 shares under the plan, and there are options to purchase 60,000 shares outstanding under this plan.

(2)

 Individual Option and Warrant Grants.  We have granted warrants on an individual basis.  We have granted no options on an individual basis.  Of the warrants we have granted on an individual basis for compensatory services, there are currently warrants to purchase in the aggregate up to 120,000 shares of our common stock at a weighted average price of $1.50 per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On various dates from July 6, 2010 through August 24, 2010, we borrowed $105,000 from Kenton Chickering III, who is currently one of our directors and during 2010 was our Chief Executive Officer.  We also borrowed $239,000 from Mr. Chickering in 2009.  We also borrowed $142,000 from Mr. Chickering in 2011. As of April 30, 2011, the total principal amount owed to Mr. Chickering was $474,000.  The outstanding principal plus interest in the amount of $520,109 was paid in full by us in May 2011.

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

Director Independence

Our Board of Directors has determined that Mr. Womack and Mr. Chickering are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” below.  Mr. Chickering was not independent in the year ended December 31, 2011.  Mr. Womack and Mr. Chickering are members of Audit, Compensation, and Nomination and Governance Committees.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

MaloneBailey, LLP billed us $8,000 in fees for our 2011 annual audit and $28,995 in fees for our 2010 annual audit, $2,500 in fees for the review of our quarterly financial statements in 2011.

Audit-Related Fees

We did not pay any fees to MaloneBailey, LLP for assurance and related services that are not reported under Audit Fees above in 2011 or 2010.

Tax Fees

MaloneBailey, LLP billed us $2,500 in fees for our 2011 federal and state tax returns, $1,675 in fees for our 2010 federal and state tax returns, and $1,400 in fees for tax related research.

All Other Fees

For 2011, MaloneBailey, LLP, billed us $11,100 for work in connection with the registration of our common stock on Form 10.

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

2.4

Asset Purchase Agreement dated August 29, 2008, by and among HII Technologies, Inc., American International Industries, Inc. and Shumate Machine Works, Inc., incorporated by reference to our Current Report on Form 8-K filed on September 5, 2008.

2.5

Asset Purchase Agreement dated May 10, 2011 by and among Chromatic Industries, Inc., a Texas corporation, Hemiwedge Industries, Inc., a Delaware corporation, Hemiwedge Valve Corporation, a Texas corporation. (previously filed)

3.1

Certificate of Incorporation of Excalibur Industries, Inc. (now known as HII Technologies, Inc.), incorporated by reference to Amendment No. 1 to Hemiwedge’s Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

3.2

Certificate of Amendment to Certificate of Incorporation of Excalibur Industries, Inc. (now known as HII Technologies, Inc.), incorporated by reference to our Current Report on Form 8-K filed on October 26, 2005.

3.3

Bylaws of Excalibur Industries, Inc. (now known as HII Technologies, Inc.), incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

3.4

Certificate of Amendment to Certificate of Incorporation, incorporated by reference to our Current Report on Form 8-K filed on February 18, 2009.

3.5

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 2011 (previously filed).

3.6

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 31, 2011 (previously filed).

4.1

Specimen Certificate of common stock, incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.1

2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.2

2005 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.3

Employment Agreement dated May 10, 2007 between Matthew C. Flemming and Hemiwedge Industries, Inc., incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

21.1

Subsidiaries, incorporated by reference to our Registration Statement on Form 10 filed on October 20, 2011

31.1

Certification of Matthew C. Flemming pursuant to Rule 13a-14(a).

32.1

Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HII TECHNOLOGIES, INC.

By:   /s/ Matthew C. Flemming

Matthew C. Flemming

President, Chief Financial Officer, Secretary, Treasurer and Director

(Principal Executive and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures

Title

Date

/s/ Matthew C. Flemming

President, Chief Executive Officer,

March 27, 2012

Matthew C. Flemming

Chief Financial Officer, Secretary,

Treasurer and Director

(Principal Executive and Financial

And Accounting Officer)

/s/ Kenton C. Chickering III

Director

March 27, 2012

Kenton C. Chickering III

/s/ Leo B. Womack

Director

March 27, 2012

Leo B. Womack