Form 10-Q
period 2012-03-31
HII Technologies, Inc.
filed 2012-05-11
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   X       No ___

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

Yes         No     X

As of May 11, 2012, 33,820,183 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2012

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$ 95,032	$ 76,651
Prepaid expense and other current assets	25,979	85,389

Total assets	$ 121,011	$ 162,040

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 16,668	$ 4,467
Accrued expenses	73,591	56,608

Total liabilities	90,259	61,075

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
33,820,183 and 33,820,183 shares issued and outstanding	33,820	33,820
Additional paid-in-capital	26,099,695	26,093,575
Accumulated deficit	(26,102,763)	(26,026,430)

Total stockholders' equity (deficit)	30,752	100,965

Total liabilities and stockholders' equity (deficit)	$ 121,011	$ 162,040

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012

(unaudited)

	2012	2011

OPERATING EXPENSES
Selling, general and administrative	$ 76,333	$ 76,499

Total operating expenses	76,333	76,499

LOSS FROM CONTINUING OPERATIONS	(76,333)	(76,499)

OTHER EXPENSE
Interest expense	-	(206,784)

LOSS BEFORE DISCONTINUED OPERATIONS	(76,333)	(283,283)

LOSS FROM DISCONTINUED OPERATIONS	-	(364,531)

NET LOSS	$ (76,333)	$ (647,814)

Basic and diluted net income (loss) per share from continuing operations	$ -	$ (0.01)
Basic and diluted net income (loss) per share from discontinued operations	-	(0.01)
Basic and diluted net income (loss) per share	-	(0.02)

Weighted average shares outstanding-Basic and diluted	33,820,183	38,428,555

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2012
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2011	33,820,183	$ 33,820	$ 26,093,575	$ (26,026,430)	$ 100,965

Stock options issued for services	-	-	6,120	-	6,120
Net loss	-	-	-	(76,333)	(76,333)

Balances at March 31, 2012	33,820,183	$ 33,820	$ 26,099,695	$ (26,102,763)	$ 30,752

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012

(unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (76,333)	$ (283,283)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	-	13,444
Stock issued for services	6,120	-
Changes in:
Prepaid expense and other current assets	59,410	(36,675)
Accounts payable	12,201	54,092
Accrued expenses	16,983	169,122
Net cash provided by (used in) continuing operations	18,381	(83,300)
Net cash provided by (used in) discontinued operations	-	(189,802)
Net cash provided by (used in) operating activities	18,381	(273,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in discontinued operations	-	(837)
Cash used in investing activities	-	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	142,000
Proceeds from notes payable	-	128,000
Net cash provided by continuing operations	-	270,000
Net cash provided by financing activities	-	270,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	18,381	(3,939)

CASH AND CASH EQUIVALENTS, beginning of period	76,651	4,440

CASH AND CASH EQUIVALENTS, end of period	$ 95,032	$ 501

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-

Non-cash financing transactions:
Accrued interest and fees added to debt principal	-	81,001
Debt discount due to shares and warrants issued with debt	-	8,809

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010 contained in HII Technologies’ Form 10-K originally filed with the Securities and Exchange Commission on March 27, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2011 and 2010 as reported in the Company’s Form 10-K have been omitted.

NOTE 2 – DISCONTINUED OPERATIONS

On May 10, 2011, HII’s wholly owned subsidiary KMHVC, Inc. (“HVC”) consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Purchaser”). The sale was affected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to the Purchaser. The aggregate purchase price was $7,688,174 consisting of $6,032,151 in cash and assumption by Purchaser of $1,656,023 of accounts payable and certain liabilities of HVC.

Prior year financial statements have been restated to present the operations of HVC as discontinued operations.

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011.

NOTE 3 – SALE LEASEBACK

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

Pursuant to the guidelines in ASC 840, the gain on the sale of $304,031 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease, at the rate of $2,533 per month as a reduction to rent expense.  The reduction in rent is included in the Loss from Discontinued Operations on the Statement of Operations for the period ended March 31, 2011.

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

NOTE 4 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through March 31, 2012 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,615,140 shares have been issued through March 31, 2012, and 193,000 options are outstanding as of March 31, 2012.

During the three months ended March 31, 2012, 153,000 options were granted and no options were exercised or expired.

The options were valued using the Black-scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term

   5 years

Expected volatility

407.11%

Risk free interest rate

    0.82%

Expected dividend yield

    0.00%

During the period ended March 31, 2012, stock compensation recognized under the plan was $6,120.

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan. See Note 8.

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

During the three months ended March 31, 2012, no warrants were granted or exercised and 536,300 expired unexercised.

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	40,000	1.96	$ 0.25	$ -	4,875,611	2.02	$ 0.27	$ -

Three months ended March 31, 2012
Granted	153,000		0.10		-		-
Exercised	-		-		-		-
Forfeited	-		-		(536,300)		(0.50)

Outstanding at March 31, 2012	193,000	4.16	$ 0.13	$ -	4,339,311	1.99	$ 0.24	$ -

NOTE 5 – CONTINGENCIES

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

NOTE 6 – SUBSEQUENT EVENTS

2012 Stock Incentive Plan

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment. No shares have been issued under this Plan.

The Company evaluated all events or transactions that occurred after March 31, 2012 up through the date the Company issued these financial statements and did not identify any recognizable or nonrecognizable subsequent events.

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

Overview

We are a Houston, Texas based energy field services company which is focused in pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services including down hole tools. We entered this stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation) our wholly owned valve design and production subsidiary. HII Technologies changed its name August 2011 in connection with selling the name and assets of the Hemiwedge technology it had previously licensed and developed. We retained approximately $300,000 in net cash from our May 2011 closing.

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

Accordingly, our financial results for the three months ended March 31, 2012 and 2011 present the operation of HVC as discontinued operations.

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

Activities to Date

Since May 2011, we procured a new trading symbol for our common stock, which commenced trading on February 29, 2012 and all activities required in connection with the same including completion of independent audits for our 2009, 2010 and 2011 financial statements. Operationally, since May 2011, we have reviewed several business strategies and ideas including down hole tool technologies used in the drilling and production of oil and natural gas and services businesses benefiting from the increased activity levels in resource exploration plays such as oilfield shale areas.

Plan of Operation

While there can be no assurances of any milestones being met by us, below is a brief description of our planned activities over the next 12 months:

We will continue reviewing drilling and production products and services technologies developed by inventors, design and operating companies. Our plan is to in-license, acquire or develop internally products or services that can be used in the energy services market particularly focusing on oilfield resource areas such as ‘shale plays’. Currently we anticipate finalizing due diligence and discussions surrounding a potential opportunity in down hole MWD tools during 2012. We intend to utilize our relationships with larger energy services companies, end user customers and our supply chain experience to establish a product line or services company that generates operational revenues and cash flow. At this time, we have not determined when these product or services opportunities would be obtained by us and when any of these technologies would be commercialized in the marketplace.

Trends, events and uncertainties

The primary driver for our current business as well as our prior contract machining and engineered valve product business is the demand for oil and gas. The status of the global economy impacts oil and natural gas consumption.

During the latter portion of 2008 and throughout much of 2009, there was a substantial decline in oil and natural gas prices and demand for our services due to the worldwide recession. Since then, oil prices have rebounded. According to the International Energy Agency’s (IEA) January 2011 “Oil Market Report,” 2011 world petroleum demand is forecasted to increase 2% over 2010 levels. Emerging economies continue to be a significant factor in the recovery, while mature economies play a lesser role. The outlook thus faces uncertainties, as the global recovery continues to remain somewhat fragile. However, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more complex reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our future products and services.

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

Results of Operations for the Three Months Ended March 31, 2012

Revenues. We had no revenues for the three months ended March 31, 2012 and 2011, as our industrial valve sales operations have been re-classified as Discontinued Operations for the periods mentioned above as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.

Selling, general, and administrative. Selling, general and administrative expenses decreased slightly to $76,333 for the three months ended March 31, 2012, as compared to $76,499 for the comparable period in 2011. These expenses during the first three months ended March 31, 2012 were primarily the result of accrued payroll for our principal for approximately $18,000 and professional fees associated with the ongoing expenses of being a public reporting company of $39,000.

Interest expense. We did not incur any interest expense for the three months ended March 31, 2012 as compared to $206,784 for the comparable period in 2011. The decrease is due to all outstanding debt being paid in full in May 2011.

Loss from discontinued operations. We did not incur any loss from discontinued operations for the three months ended March 31, 2012 as compared to a net loss from discontinued operations of $364,531 for the comparable period in 2011. The difference period over period is primarily attributable to our sale of our valve division in May 2011.

Net loss. We had net loss of $76,333 for the three months ended March 31, 2012  as compared to a net loss of $647,814 for the comparable period in 2011.  The Net Loss was primarily attributed to selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. We had cash of approximately $95,032 and working capital of $30,752 as of March 31, 2012 as compared to cash of $76,651 and working capital of $100,965 as of March 31, 2011.

Net cash provided by operating activities for the three months ended March 31, 2012 was $18,381 resulting primarily from our decrease in prepaid expenses and increase in liabilities which was offset by our net loss of $76,333. By comparison, net cash used in operating activities for the three months ended March 31, 2011 was $273,102.

We did not have any financing activities in the three months ended March 31, 2012. Our net cash provided by financing activities for the three months ended March 31, 2011 was $270,000 consisting of proceeds of notes payable.

The net increase in cash three months ended March 31, 2012 was approximately $18,381 as compared to a net decrease in cash of $3,939 for the three months ended March 31, 2011.

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

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the three month period ended March 31, 2011.

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no developments in these matters since the filing of such Annual Report with the Securities and Exchange Commission on March 27, 2012.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2012, we issued a 5-year non-qualified stock option to purchase 153,000 shares of our common stock at an exercise price of $0.10 per share to a consultant in consideration of financial reporting and accounting services provided.  We relied on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended..

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

HII TECHNOLOGIES, INC.

May 11, 2012	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)