Form 10-Q
period 2012-06-30
HII Technologies, Inc.
filed 2012-08-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No     X

As of August 14, 2012, 35,905,183 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2012

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$ 36,228	$ 76,651
Note receivable, current	10,446	-
Prepaid expense and other current assets	44,027	85,389

Total current assets	90,701	162,040

Note receivable	9,554	-

Total assets	$ 100,255	$ 162,040

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 42,157	$ 4,467
Accrued expenses	70,915	56,608

Total liabilities	113,072	61,075

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,35,405,183 and 33,820,183 shares issued and outstanding	35,405	33,820
Additional paid-in-capital	26,133,380	26,093,575
Accumulated deficit	(26,181,602)	(26,026,430)

Total stockholders' equity (deficit)	(12,817)	100,965

Total liabilities and stockholders' equity (deficit)	$ 100,255	$ 162,040

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

OPERATING EXPENSES:
Selling, general and administrative	$ 116,299	$ 91,539	$ 192,632	$ 168,038
Bad debt expense (recovery)	14,000	-	14,000	-

Total operating expenses	130,299	91,539	206,632	168,038

LOSS FROM CONTINUING OPERATIONS	(130,299)	(91,539)	(206,632)	(168,038)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives	-	225,836	-	225,836
Gain (loss) on extinguishment of debt	-	3,838,682	-	3,838,682
Gain (loss) on liability settlement	51,460	179,408	51,460	179,408
Interest expense	-	(249,272)	-	(456,056)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(78,839)	3,903,115	(155,172)	3,619,832

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including gain on disposal of $5,308,531 in May 2011)	-	5,121,314	-	4,756,783

NET INCOME (LOSS)	$ (78,839)	$ 9,024,429	$(155,172)	$ 8,376,615

Basic net income (loss) per share from continuing operations	$ -	$ 0.12	$ -	$ 0.11
Basic net income (loss) per share from discontinued operations	-	0.15	-	0.15
Basic net income (loss) per share	-	0.27	-	0.26

Diluted net income (loss) per share from continuing operations	$ -	$ 0.12	-	$ 0.11
Diluted net income (loss) per share from discontinued operations	-	0.14	-	0.14
Diluted net income (loss) per share	-	0.27	-	0.25

Weighted average shares outstanding-Basic	34,598,864	32,926,067	34,209,524	32,731,288
Weighted average shares outstanding-Diluted	34,598,864	33,216,692	34,209,524	33,021,913

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2012

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2011	33,820,183	$ 33,820	$ 26,093,575	$ (26,026,430)	$ 100,965

Common stock issued for services	1,585,000	1,585	33,685	-	35,270
Stock options issued for services	-	-	6,120	-	6,120
Net loss	-	-	-	(155,172)	(155,172)

Balances at June 30, 2012	35,405,183	$ 35,405	$ 26,133,380	$ (26,181,602)	$ (12,817)

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$ (155,172)	$ 8,376,615
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets from discontinued operations	-	(5,308,531)
(Gain) loss on extinguishment of debt	-	(3,838,682)
(Gain) loss on liability settlement	-	(179,408)
Amortization of note payable discount	-	203,888
Stock issued for services	41,390	68,875
Loss (gain) on derivative liabilities	-	(225,836)
Changes in:
Increase decrease Accounts receivable	-	(241,579)
Increase decrease Notes receivable	(20,000)	-
Increase decrease Prepaid expense and other current assets	41,362	(53,483)
Increase decrease Accounts payable	37,690	82,318
Increase decrease Accounts payable-related party	-	(157,350)
Increase decrease Accrued expenses	14,307	59,801
Increase decrease Deferred gain	-	(15,204)
Net cash used in continuing operations	(40,423)	(1,228,576)
Net cash provided by (used in) discontinued operations	-	(409,021)
Net cash used in operating activities	(40,423)	(1,637,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(12,760)
Cash provided by (used in) continuing operations	-	(12,760)
Cash used in discontinued operations	-	(3,670)
Cash provided by (used in) investing activities	-	(16,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable {negated}	-	(49,674)
Proceeds from notes payable - related party	-	142,000
Proceeds from notes payable	-	528,000
Net cash provided by continuing operations	-	620,326
Net cash provided by discontinued operations	-	1,401,669
Net cash provided by financing activities	-	2,021,995

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,423)	367,968
CASH AND CASH EQUIVALENTS, beginning of period	76,651	4,440
CASH AND CASH EQUIVALENTS, end of period	$ 36,228	$ 372,408
Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
Non-cash financing transactions:
Settlement of liabilities and purchase of treasury stock paid directly by buyer	-	4,630,482
Settlement of convertible notes through issuance of notes	-	500,000
Accrued interest and fees added to debt principal	-	88,886
Debt discount due to shares and warrants issued with debt	-	199,397
Derivative liability credited to additional paid in capital	-	48,794

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

NOTE 2 – SETTLEMENT

Layer Financial

On May 23, 2011, we filed a lawsuit against Layer Financial, Inc. in the Superior Court of the State of California, County of Orange (Case No. 30-20111-00477466) alleging breach of contract, fraud and conversion in connection with a deposit paid by us under a letter agreement for a proposed equipment lease.  We requested damages in the amount of $12,760 plus punitive damages, cost of suit and reasonable attorneys’ fees.  Layer Financial filed a cross-complaint against us, alleging fraud in our presentation of our financial condition in connection with our application for an equipment lease, and seeking $35,500 in damages, punitive damages, cost of suit, and reasonable attorneys’ fees.

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

As of June 30, 2012, management believes this receivable is uncollectible and has written off the balance of $14,000.

American International Industries

On August 15, 2011, we filed a Demand for Arbitration with the American Arbitration Association against American International Industries, Inc. (“American”) for $160,006 plus any additional penalties and interest continuing to accrue thereon relating to an IRS tax liability of Shumate Machine Works, Inc. (“SMW”), our dormant subsidiary, which American assumed under that certain Asset Purchase Agreement dated as of August 29, 2008 by and among American, SMW, and us.  American assumed the IRS tax liability of SMW, which liability was under a payment plan with the IRS.  American had denied liability for this amount.

On June 29, 2012, we entered into a mutual release and settlement agreement with American.  Under the terms of the settlement agreement, we agreed to convey100% of all capital stock of SMW to American’s designee.  In addition, American agreed to indemnify and hold harmless any past or present officers and/or directors of SMW from payment of SMW’s IRS tax liability.  At closing, American paid us $20,000 in cash and issued a $20,000 4% promissory note, to be paid in equal monthly installments of $1,000 until paid in full.  The note was personally guaranteed by Daniel Dror, American’s CEO.  American also transferred 296,000 shares of our common stock held by it to our legal counsel in consideration of our legal expenses on the matter.  The settlement from this transaction resulted in a net gain of $48,880.

In addition the Company settled two payables which resulted in the remaining gain of $2,580.

NOTE 3 – COMMON STOCK

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.  As of June 30, 2012, we had 8,415,000 shares available for issuance under our 2012 Stock Incentive Plan.

On May 15, 2012, HII issued 535,000 shares under this plan for services including legal and consulting services.  The fair value of the stock was recorded at $11,770.

On May 15, 2012, HII issued 1,000,000 shares under this plan to two of its independent directors for services.  These shares were valued at $22,000.

On June 25, 2012, HII issued 50,000 shares under this plan for consulting services.  The fair value of the stock was recorded at $1,500.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through June 30, 2012 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,615,140 shares have been issued through June 30, 2012, and 193,000 options are outstanding as of June 30, 2012.

During the six months ended June 30, 2012, 153,000 options were granted and no options were exercised or expired.

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term

   5 years

Expected volatility

407.11%

Risk free interest rate

    0.82%

Expected dividend yield

    0.00%

During the period ended June 30, 2012, stock compensation recognized under the plan was $6,120.

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

During the six months ended June 30, 2012, no warrants were granted or exercised and 799,842 expired unexercised.

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	40,000	1.96	$0.25	$ -	4,875,611	2.02	$0.27	$ -

Six months ended June 30, 2012
Granted	153,000		0.10		-		-
Exercised	-		-		-		-
Forfeited	-		-		(799,842)		(0.50)

Outstanding at June 30, 2012	193,000	3.91	$0.13	$ -	4,075,769	1.86	$0.22	$ -

NOTE 5 – CONTINGENCIES

From time to time, HII may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against HII are expected to have a material adverse effect on HII’s consolidated financial position, results of operations or cash flows.   HII cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

NOTE 6 – SUBSEQUENT EVENTS

On July 17, 2012 we entered into a Services Agreement with an independent consultant under which the consultant agreed to consult and act in a business development consultant capacity to, among other things, introduce business opportunities in the oil and gas section and advise on strategic operations.  In consideration of the consultant’s services, we issued him 500,000 shares of our common stock, which shares were registered on our Form S-8 registration statement on file with the SEC.  We anticipate a non-cash charge of approximately $ 15,000 associated with this stock for services issuance.

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

Overview

We are a Houston, Texas based energy field services company which is focused in pursuing technologies used in drilling and production of hydrocarbons via licensing, acquiring and/or developing products and services. We entered this stage on May 10, 2011 upon the consummation of the sale of substantially all of the assets of KMHVC, Inc. (f/k/a Hemiwedge Valve Corporation), our wholly owned valve design and production subsidiary. HII Technologies changed its name in August 2011 in connection with selling the name and assets of the Hemiwedge technology it had previously licensed and developed. We retained approximately $300,000 in net cash from our May 2011 closing.  On July 22, 2012, we announced our intention to acquire energy service companies located in and around the Eagle Ford Shale resource play area of south Texas.  To date, no acquisitions have been concluded and no assurances can be given as to our success in acquiring any operating business.

We currently employ 1 person. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Accordingly, our financial results for the three and six months ended June 30, 2012 and 2011 present the operation of HVC as discontinued operations.

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

Activities to Date

Since May 2011, we procured a new trading symbol for our common stock, which commenced trading on February 29, 2012 and all activities required in connection with the same including completion of independent audits for our 2009, 2010 and 2011 financial statements. Operationally, since May 2011, we have reviewed several business strategies and ideas including down hole tool technologies used in the drilling and production of oil and natural gas and services businesses benefiting from the increased activity levels in resource exploration plays such as oilfield shale areas. We are currently evaluating operating company candidates for potential acquisition. Our target profile for operating companies includes growing revenues, good cash flow and a focus in energy field services with its current business.

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

Results of Operations for the Three Months Ended June 30, 2012

Revenues. We had no revenues for the three months ended June 30, 2012 and 2011.  Our industrial valve sales operations have been re-classified as Discontinued Operations for the period ended June 30, 2011 as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.  Since May 2011, we have been engaged in the activities described above under “Activities to Date.”

Selling, general, and administrative. Selling, general and administrative expenses increased to $116,299, or approximately 27%, for the three months ended June 30, 2012, as compared to $91,539 for the comparable period in 2011. The expenses during the three months ended June 30, 2012 were primary the result of payroll expenses for our principal of $18,250 and professional fees associated with the ongoing expenses of being a public reporting company of $54,675.

Gain (loss) on derivatives. We did not incur any gain or loss on derivatives in the three months ended June 30, 2012 as compared to a gain of $225,836 for the comparable period in 2011. The gain was primarily attributable to the fair value of the 3,500,000 warrants issued in April 2011 and cancelled in May 2011. The fair value of $190,513 was recognized as gain when the warrants were cancelled.

Gain (Loss) on extinguishment of debt. We had no gain or loss on extinguishment of debt in the three months ended June 30, 2012 as compared to a gain of $3,838,682 in the comparable period in 2011. The gain on extinguishment of debt for the three months ended June 30, 2011 was primarily related to the settlement of the 2007 bridge unsecured debt during this period.

Gain (loss) on liability settlement. We had a gain on liability settlement during the three months ended June 30, 2012 of $51,460 as compared to a gain on liability settlement of $179,408 in the comparable period in 2011. The gain on settlement for 2012 was related to the settlement with American International.  The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Interest expense.  We did not incur any interest expense in the three months ended June 30, 2012 as compared to $249,272 for the comparable period in 2011. The interest expense in 2011 was related to prior outstanding indebtedness all of which was paid in full in May 2011.

Income (loss) from discontinued operations. We did not have any income or loss from discontinued operations in the three months ended June 30, 2012 as compared to net income from discontinued operations of $5,121,314 in the comparable period in 2011, which includes the gain on the sale of the assets of $5,308,531 during the three months ended June 30, 2011. The net income from discontinued operations in three months ended June 30, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss). We had a net loss of $78,839 for the three months ended June 30, 2012 as compared to a net income of $9,024,429 for the comparable period in 2011.  Our net loss in 2012 is primarily related to the ongoing costs of being a public reporting entity. Our net income in the 2011 period was attributable to the sale of our valve division in May 2011 as well as settlement with noteholders in the period.

Results of Operations for the Six Months Ended June 30, 2012

Revenues. We had no revenues for the six months ended June 30, 2012 and 2011.  Our industrial valve sales operations have been re-classified as Discontinued Operations for the period ended June 30, 2011 as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.  Since May 2011, we have been engaged in the activities described above under “Activities to Date.”

Selling, general, and administrative. Selling, general and administrative expenses increased to $192,632, or approximately 15%, for the six months ended June 30, 2012, as compared to $168,038 for the comparable period in 2011. The expenses during the six months ended June 30, 2012 were primary the result of payroll expenses for our principal of $36,500 and professional fees associated with the ongoing expenses of being a public reporting company of $91,800.

Gain (loss) on derivatives. We did not incur any gain or loss on derivatives in the six months ended June 30, 2012 as compared to a gain of $225,836 for the comparable period in 2011. The gain was primarily attributable to the fair value of the 3,500,000 warrants issued in April 2011 and cancelled in May 2011. The fair value of $190,513 was recognized as gain when the warrants were cancelled.

Gain (Loss) on extinguishment of debt. We had no gain or loss on extinguishment of debt in the six months ended June 30, 2012 as compared to a gain of $3,838,682 in the comparable period in 2011. The gain on extinguishment of debt for the three months ended June 30, 2011 was primarily related to the settlement of the 2007 bridge unsecured debt during this period.

Gain (loss) on liability settlement. We had a gain on liability settlement during the six months ended June 30, 2012 of $51,460 as compared to a gain on liability settlement of $179,408 in the comparable period in 2011. The gain on settlement for 2012 was related to the settlement with American International.  The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Interest expense.  We did not incur any interest expense in the six months ended June 30, 2012 as compared to $456,056 for the comparable period in 2011. The interest expense in 2011 was related to prior outstanding indebtedness, all of which was paid in full in May 2011.

Income (loss) from discontinued operations. We did not have any income or loss from discontinued operations in the six months ended June 30, 2012 as compared to net income from discontinued operations was $4,756,783 in the corresponding period in 2011, which includes the gain on the sale of the assets of $5,308,531 during the six months ended June 30, 2011. The net income from discontinued operations in six months ended June 30, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss). We had a net loss of $155,172 for the six months ended June 30, 2012 as compared to a net income of $8,376,615 for the comparable period in 2011.  Our net loss in 2012 is primarily related to the ongoing costs of being a public reporting entity.  Our net income in the 2011 period is attributable to the sale of our valve division in May 2011 as well as settlement with noteholders in the period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retained net cash of approximately $300,000. We had cash of $36,228 and working capital deficit of $22,371 as of June 30, 2012 as compared to cash of $76,651 and working capital of $100,965 as of December 31, 2011.

Net cash used in operating activities for the six months ended June 30, 2012 was $40,423 resulting primarily from our net loss of $155,172 which was offset by $41,362 in prepaid expenses, the fair value of stock issued for services of $41,390, and changes in accounts payable, note receivable, and accrued expenses of $37,690, $20,000, and $14,307, respectively. By comparison, net cash used in operating activities for the six months ended June 30, 2011 was $1,637,597.

We did not have any financing activities in the six months ended June 30, 2012. Our net cash provided by financing activities for the six months ended June 30, 2011 was $2,021,995 consisting of proceeds of approximately $1.4 million from the sale of HVC’s assets and proceeds of $670,000 from the issuance of promissory notes, which amount was offset by the repayment of $49,674 in notes payable.

The net decrease in cash six months ended June 30, 2012 was $40,423 as compared to a net increase in cash of $367,908 for the six months ended June 30, 2011.

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

The depreciable assets of Hemiwedge Valve Corporation were depreciated through the date of Board approval to sell the Hemiwedge assets and then the cost and accumulated depreciation was moved to a long term asset account identified as "Assets held for sale."

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the six month period ended June 30, 2011.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 29, 2012, we entered into a mutual release and settlement agreement with American International Industries Inc. ("American") relating to an IRS tax liability of Shumate Machine Works, Inc. (“SMW”) which American assumed under that certain Asset Purchase Agreement dated as of August 29, 2008 by and among American, SMW, and us.

Under the terms of the settlement agreement, we agreed to convey100% of all capital stock of SMW to American’s designee.  In addition, American agreed to indemnify and hold harmless any past or present officers and/or directors of SMW from payment of SMW’s IRS tax liability.   At closing, American paid us $40,000 of which $20,000 was paid in cash and $20,000 was paid by execution of a 4% promissory note issued by American in favor of us, to be paid in equal monthly installments of $1,000 until paid in full.  The note was guaranteed by Daniel Dror, American's CEO.  American also transferred 296,000 shares of our common stock held by it to our legal counsel in consideration of our legal expenses on the matter.

Mutual releases were exchanged under the settlement agreement.

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as set forth above, there have been no developments in these matters since the filing of such Annual Report with the Securities and Exchange Commission on March 27, 2012.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On July 17, 2012 we entered into a Services Agreement with an independent consultant under which the consultant agreed to consult and act in a business development consultant capacity to, among other things, introduce business opportunities in the oil and gas section and advise on strategic operations.  In consideration of the consultant’s services, we issued him 500,000 shares of our common stock, which shares were registered on our Form S-8 registration statement on file with the SEC.  We anticipate a non-cash charge of approximately $ 15,000 associated with this stock for services issuance.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
10.1	Mutual Release and Settlement Agreement	Filed herewith.
31.1	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

August 14, 2012	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)