Form 10-Q
period 2012-09-30
HII Technologies, Inc.
filed 2012-11-19
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No     X

As of November 19, 2012, 43,255,183 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2012

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$ 248,941	$ 76,651
Accounts receivable	381,092	-
Current portion of note receivable	10,518	-
Prepaid expense and other current assets	44,036	85,389

Total current assets	684,587	162,040

Property and equipment	45,120	-
Note receivable, net of current portion	7,649	-
Goodwill	1,897,380	-

Total assets	$ 2,634,736	$ 162,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 124,680	$ 4,467
Accrued expenses and other liabilities	402,601	56,608
Current portion of notes payable - related parties, net of discount $17,510	357,490	-
Current portion of secured notes payable, net of discount of $87,549	162,451	-

Total current liabilities	1,047,222	61,075

Long term liabilities:
Notes payable - related party net of current portion	975,000	-

Total liabilities	2,022,222	61,075

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,43,155,183 and 33,820,183 shares issued and outstanding	43,155	33,820
Additional paid-in-capital	26,861,189	26,093,575
Accumulated deficit	(26,291,830)	(26,026,430)

Total stockholders' equity	612,514	100,965

Total liabilities and stockholders' equity	$ 2,634,736	$ 162,040

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30

	2012	2011	2012	2011

REVENUES	$ 104,579	$ -	$ 104,579	$ -

COST OF REVENUES	10,651	-	10,651	-

GROSS PROFIT	93,928	-	93,928	-

OPERATING EXPENSES:
Selling, general and administrative	56,847	311,612	249,479	479,650
Gain on sale/leaseback	-	(210,273)	-	(210,273)

Total operating expenses	56,847	101,339	249,479	269,377

INCOME (LOSS) FROM CONTINUING OPERATIONS	37,081	(101,339)	(155,551)	(269,377)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives	-	-	-	225,836
Gain (loss) on extinguishment of debt	-	-	-	3,838,682
Gain (loss) on liability settlement	-	27,455	37,460	206,863
Acquisition expenses	(146,302)	-	(146,302)	-
Interest expense	(1,007)	-	(1,007)	(456,056)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(110,228)	(73,884)	(265,400)	3,545,948

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including gain on disposal of $5,308,531 in May 2011)	-	-	-	4,756,783

NET INCOME (LOSS)	$ (110,228)	$ (73,884)	$ (265,400)	$ 8,302,731

Basic net income (loss) per share from continuing operations	$ -	$ -	$ (0.01)	$ 0.10
Basic net income per share from discontinued operations	-	-	-	0.13
Basic net income (loss) per share	-	-	(0.01)	0.23

Diluted net income (loss) per share from continuing operations	$ -	$ -	$ (0.01)	$ 0.10
Diluted net income per share from discontinued operations	-	-	-	0.13
Diluted net income (loss) per share	-	-	(0.01)	0.23

Weighted average shares outstanding-Basic	36,076,379	33,811,379	34,836,351	36,225,894
Weighted average shares outstanding-Diluted	36,076,379	33,811,379	34,836,351	36,495,685

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2012
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2011	33,820,183	$ 33,820	$26,093,575	$(26,026,430)	$ 100,965

Common stock issued for services	2,835,000	2,835	110,435	-	113,270
Common stock issued in purchase of Apache Energy Services	6,500,000	6,500	546,000	-	552,500
Warrants issued in conjunction with notes payable	-	-	105,059	-	105,059
Stock options issued for services	-	-	6,120	-	6,120
Net loss	-	-	-	(265,400)	(265,400)

Balances at September 30, 2012	43,155,183	$ 43,155	$26,861,189	$(26,291,830)	$ 612,514

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2012 and 2011
(unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (265,400)	$ 8,302,731
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of assets from discontinued operations	-	(5,308,531)
Gain on extinguishment of debt	-	(3,838,682)
Gain on liability settlement	-	(206,863)
Amortization of note payable discount	-	203,888
Stock-based compensation	119,390	69,700
Gain on derivative liabilities	-	(225,836)
Changes in:
Accounts receivable	(112,745)	(119,685)
Prepaid expense and other current assets	53,270	-
Accounts payable	82,293	63,327
Accounts payable - related party	-	(157,350)
Accrued expenses	58,510	35,783
Deferred gain	-	(225,477)
Net cash used in continuing operations	(64,682)	(1,406,995)
Net cash provided by (used in) discontinued operations	-	(409,021)
Net cash used in operating activities	$ (64,682)	$ (1,816,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of AES net of cash received	(44,861)	-
Notes receivable	(18,167)	-
Deposits	-	(12,760)
Cash used in continuing operations	(63,028)	(12,760)
Cash used in discontinued operations	-	(3,670)
Cash used in investing activities	$ (63,028)	$ (16,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(49,674)
Proceeds from notes payable - related party	50,000	142,000
Proceeds from notes payable	250,000	528,000
Net cash provided by continuing operations	300,000	620,326
Net cash provided by discontinued operations	-	1,401,669
Net cash provided by financing activities	$ 300,000	$ 2,021,995

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	172,290	189,549

CASH AND CASH EQUIVALENTS, beginning of period	76,651	4,440

CASH AND CASH EQUIVALENTS, end of period	$ 248,941	$ 193,989

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
Non-cash financing transactions:
Notes issued in conjunction with purchase of equity interest	1,300,000	-
Shares issued in connection with acquisition of AES	552,500	-
Payable related to working capital adjustment in acquisition of AES	225,248	-
Settlement of liabilities and purchase of treasury stock paid directly by buyer	-	4,630,482
Settlement of convertible notes through issuance of notes	-	500,000
Accrued interest and fees added to debt principal	-	88,886
Debt discount due to shares and warrants issued with debt	105,059	199,397
Derivative liability credited to additional paid in capital	-	48,794

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc. a Texas corporation and Apache Energy Services, LLC, a Nevada limited liability company (dba “AES”). Significant inter-company accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012, through the date of the acquisition, September 27, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

Use of estimates

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

Accounts receivable

Accounts receivable are comprised of unsecured amounts due from customers. AES carries it accounts receivable at their face amounts less an allowance for bad debts.  The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of September 30, 2012, no allowance for bad debts was required for AES’ receivable accounts.

Goodwill

Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

Revenue recognition

Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured.

NOTE 2 – ACQUISITION

On September 27, 2012, we closed the acquisition of all of the outstanding membership interests of AES pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012, by and among the Company, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company.  The purchase price consisted of: (a) cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the closing occurred and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (see Note 3), and (c) 6,500,000 common shares, which shares vest pursuant to restricted stock agreements.

The acquisition of AES has been accounted for as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.  Related acquisition costs amounting to approximately $146,000 were expensed outright and are shown under other income (expense) in the consolidated statements of operations.

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price
Cash at closing	250,000
WC Adj Cash Due	225,248
Notes	1,300,000
Stock	552,500
Total Purchase Price	2,327,748

Purchase Price Allocation
Cash	205,139
A/R	268,347
Prepaids	11,917
Net Assets	45,120
A/P	(37,921)
Accrued Expenses	(15,324)
Sales Tax Payable	(46,910)
Goodwill	1,897,380
Total Purchase Price	2,327,748

Unaudited pro forma operation results for the nine months ended September 30, 2012 and 2011, as though the Company had acquired AES on the first day of fiscal year 2012, are set forth below.

HII TECHNOLOGIES, INC.

PROFORMA STATEMENT OF OPERATIONS

For the nine months ended

September 30, 2012 and 2011

(unaudited)

REVENUES	$ 1,424,790

COST OF REVENUES	813,107

GROSS PROFIT	611,683

OPERATING EXPENSES:
Selling, general and administrative	276,635
Professional fees	23,720

Total operating expenses	300,355

NET INCOME FROM OPERATIONS	311,328

NOTE 3 – NOTES PAYABLE

On September 24, 2012, we issued $300,000 of secured promissory notes to three investors, of which $50,000 was issued to a related party.  The notes bear annual interest of 10%, mature on September 23, 2013 and are secured by Company’s assets.  The notes were issued with 1,800,000 “Class A” warrants which have an exercise price of $0.10 per share and a term of 5 years  and 900,000  “Class B” warrants which have an exercise price of $0.10 per share and a term of 5 years. The Class A warrants are exercisable at the date of issuance.  The Class B warrants are exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants. The relative fair value of the Class A warrants amounting to $105,059 was recognized as a debt discount and will be amortized over the term of the notes.   The relative fair value of the Class B stock warrants amounting to $63,679 will be recorded once the contingency described above has been resolved.

In connection with the acquisition of AES (see Note 2), we issued $1,300,000 of subordinated secured promissory notes to the members of AES.  The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.

A summary of the activity in notes payable for the nine months ended September 30, 2012 is shown below:

Notes payable – related parties

Balance at January 1, 2012	$ -
Notes issued to related parties in connection with acquisition of Apache	1,300,000
Borrowings from related party	50,000
Debt discount	(17,510)
1,332,490
Less – current maturities, net – related party	(357,490)
Long-term notes payable, net September 30, 2012	$ 975,000

Notes Payable – third parties

Balance at January 1, 2012	$ -
Borrowings from third parties	250,000
Debt discount	(87,549)
162,451
Less – current maturities, net – third parties	(162,451)
Long-term payable, net September 30, 2012	$ -

NOTE 4 – COMMON STOCK

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the Plan is 10,000,000 shares, subject to adjustment.  As of September 30, 2012, we had 7,915,000 shares available for issuance under our 2012 Stock Incentive Plan.

On May 15, 2012, HII issued 535,000 shares under the Plan for services including legal and consulting services.  The fair value of the stock was recorded at $11,770.

On May 15, 2012, HII issued 1,000,000 shares under the Plan to two of its independent directors for services. These shares were valued at $22,000.

On June 25, 2012, HII issued 50,000 shares under the Plan for consulting services.  The fair value of the stock was recorded at $1,500.

On July12, 2012, HII issued 500,000 shares under the Plan for consulting services.  The fair value of the stock was recorded at $15,000.

In connection with the acquisition of AES (see Note 2), we issued 6,500,000 common shares to the members of AES pursuant to the terms of the Purchase Agreement.  The fair value of the shares was recorded at $552,500 as determined based on the stock price as of the closing date.

In connection with the acquisition of AES, the Company entered into a consulting agreement for business development advisory services in which the consultant would be issued 750,000 shares of common stock under the Plan upon the close of the acquisition.  These shares have a fair value of $63,000 which was recorded as stock-based compensation expense for the nine months ended September 30, 2012.  Up to a maximum of 750,000 additional shares will be issued to the consultant if AES meets certain performance targets.

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through June 30, 2012 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,615,140 shares have been issued through September 30, 2012, and 193,000 options are outstanding as of September 30, 2012.

During the nine months ended September 30, 2012, 153,000 options were granted and no options were exercised or expired.

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                         5 years

Expected volatility               407.11%

Risk free interest rate              0.82%

Expected dividend yield         0.00%

During the period ended September 30, 2012, stock compensation recognized under the plan was $6,120.   Options outstanding and exercisable as of September 30, 2012 have a weighted average exercise price of $0.13, a weighted average remaining term of 3.66 years and zero intrinsic value.

Warrants

In September 2012, HII issued 1,800,000 Class A warrants and 900,000 Class B warrants  with the certain promissory notes (see Note 3).  Both Class A and Class B warrants have an exercise price of $0.10 and a term of 5 years.   The Class A warrants are exercisable at the date of issuance.  The Class B Warrants are exercisable beginning on the one-year anniversary from the  issuance date (“Target date”)  if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                         5 years

Expected volatility                    277%

Risk free interest rate              0.66%

Expected dividend yield         0.00%

A summary of the option and warrant activity for the nine months ended September 30, 2012 is set out below:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	40,000	1.96	$ 0.25	$ -	4,875,611	2.02	$ 0.27	$ -

Nine months ended September 30, 2012
Granted	153,000		0.10		2,700,000		0.10	-
Exercised	-		-		-		-
Forfeited	-		-		(869,842)		(0.66)

Outstanding at September 30, 2012	193,000	3.66	$ 0.13	$ -	6,705,769	2.99	$ 0.50	$ 37,071

NOTE 6 – SETTLEMENT

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

As of September 30, 2012, management believes this receivable is uncollectible and has written off the balance of $14,000.

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

On June 29, 2012, we entered into a mutual release and settlement agreement with American.  Under the terms of the settlement agreement, we agreed to convey100% of all capital stock of SMW to American’s designee.  In addition, American agreed to indemnify and hold harmless any past or present officers and/or directors of SMW from payment of SMW’s IRS tax liability.  At closing, American paid us $20,000 in cash and issued a $20,000 4% promissory note, to be paid in equal monthly installments of $1,000 until paid in full.  The note was personally guaranteed by Daniel Dror, American’s CEO.  American also transferred 296,000 shares of our common stock held by it to our legal counsel in consideration of our legal expenses on the matter.  The settlement from this transaction resulted in a net gain of $48,880.  During the quarter ended September 30, 2012, the Company received two payments from American according to the terms of the note.

In addition the Company settled two payables which resulted in the remaining gain of $2,580.

NOTE 7 – CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

On October 31, 2012, the Company issued a $50,000 subordinated secured promissory note to a member of the Board of Directors.    The note bears annual interest of 10% and matures on March 30, 2013.

On November 5, 2012, we and our wholly owned subsidiary AES issued a $600,000 secured promissory note to Reserve Financial Corp.  The note bears annual interest of 10% and matures on March 30, 2013.  The proceeds were used to purchase the Equipment (as defined in the paragraph below).  To secure repayment of this note, AES granted Reserve Financial Corp. a first priority security interest in the Equipment.

On November 8, 2012, our wholly owned subsidiary, AES, purchased certain water transfer assets from Vanderra Resources, LLC (under its Chapter 11 proceeding with the United States Bankruptcy Court for the Northern District of Texas), including trucks, trailers, piping and related equipment (the “Equipment”).  The total purchase price paid for the Equipment was $586,500.

On November 8, 2012, the Company’s wholly-owned subsidiaries, KMHVC, Inc. and AES (collectively, the “Borrower”) entered into a $1 million revolving accounts receivable based line of credit facility with Crestmark Bank. The line of credit provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 80% of Eligible Accounts (as defined in the line of credit documents). The line of credit is paid for by the assignment of the Borrower’s accounts receivable to Crestmark and is secured by the Borrower’s assets. The line of credit bears annual interest of 2.00% in excess of the prime rate reported by the Wall Street Journal per annum and an early termination fee of $20,000 if the line of credit is terminated prior to October 31, 2014.  The Company guaranteed repayment of the line of credit, which guaranty is secured by the Company’s assets.

ITEM 1 –FINANCIAL INFORMATION – APACHE ENERGY SERVICES, LLC

APACHE ENERGY SERVICES, LLC
BALANCE SHEET
As of September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$ 205,139
Accounts receivable	268,347
Prepaid expense and other current assets	11,917

Total current assets	485,403

Property and equipment, net of accumulated depreciation of $13,637	45,120

Total assets	$ 530,523

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$ 37,921
Accrued liabilities	15,324
Sales tax payable	46,910

Total liabilities	100,155

Members' equity
Members' capital	(33,650)
Retained earnings	464,018

Total members' equity	430,368

Total liabilities and members' equity	$ 530,523

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF OPERATIONS
For the period from January 4, 2012 (inception) to September 30, 2012

REVENUES	$ 1,320,211

COST OF REVENUES	802,456

GROSS PROFIT	517,755

OPERATING EXPENSES:
Selling, general and administrative	27,156
Professional fees	23,720

Total operating expenses	50,876

INCOME FROM OPERATIONS	466,879

OTHER EXPENSE
Interest expense	(2,861)

NET INCOME	$ 464,018

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF MEMBERS' EQUITY
For the period from January 4, 2012 (inception) to September 30, 2012

	Members'	Retained	Members'
	Capital	Earnings	Equity

Capital contributions	36,350		36,350

Member distributions	(70,000)		(70,000)

Net income for the period		464,018	464,018

Balance at September 30, 2012	(33,650)	464,018	430,368

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF CASH FLOWS
For the period from January 4, 2012 (inception) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 464,018
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	19,652
Gain on sale of property and equipment	(2,386)
Changes in:
Accounts receivable	(268,347)
Prepaid expense and other current assets	(11,917)
Accounts payable	37,921
Accrued liabilities	15,324
Sales tax payable	46,910
Net cash provided by operating activities	301,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,756)
Proceeds received from sale of property and equipment	52,500
Net cash used in investing activities	(6,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing loan	(56,130)
Members' contributions	36,350
Distributions to members	(70,000)
Net cash provided by financing activities	(89,780)

NET INCREASE IN CASH AND CASH EQUIVALENTS	205,139

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$ 205,139

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid	$ 2,861
Income taxes paid	-

NONCASH INVESTING ACTIVITY
Purchase of property and equipment through a financing loan	$ 56,130

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Apache Energy Services, LLC (“Apache”, “AES”, “we”, “our”, "us", or the “Company”) provides water transfer services in connection with the hydraulic fracturing (“fracing”) of oil and gas reservoirs. AES arranges for up to millions of gallons to be delivered to frac pads and drill sites. The water transfer services can range from drilling water wells and digging water storage pits to arranging for miles of above ground temporary pipe and high volume pumps to address all of the logistics needs of water during fracing for an oilfield operator.  Once a frac job is completed, AES transfers the pipe, pumps and other temporary infrastructure to another location at the request of its customers.

Basis of presentation.  On September 27, 2012, HII Technologies, Inc. (“HII”) acquired all of AES' outstanding membership interests pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among AES, the members of AES and HII.   AES was deemed the predecessor entity in this transaction.   The financials included herein are presented at their historical basis.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents.  Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable.  Accounts receivable are comprised of unsecured amounts due from customers. AES carries it accounts receivable at their face amounts less an allowance for bad debts.  The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of September 30, 2012, no allowance for bad debts was required for AES’ receivable accounts.

Revenue recognition.  Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured.

Property and equipment.  Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years.

Income taxes.  AES operates as a limited liability company and is a disregarded entity for federal and state income tax purposes.  AES is not liable for U.S. federal income taxes as its members recognize their share of income and loss in their respective tax return.  Accordingly, no provision for U.S. federal income taxes is recorded.

Fair Value of Financial Instruments.  The carrying value of short-term instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 consists of the following:

	Cost	Accumulated Depreciation	Net Book Value

Road Crossings	$ 9,891	$ 1,932	$ 7,959
Trailers	48,866	11,705	37,161
	$ 58,757	$ 13,637	$ 45,120

A truck was purchased in February 2012, and was subsequently sold in September 2012 for $52,500 resulting in a net gain of $2,386.   The purchase of the truck was funded through standard commercial financing.  The financing was paid in full from the proceeds of the sale.  Depreciation expense for the period amounted to $19,652.

NOTE 3 – CUSTOMER CONCENTRATION

AES provides its services to relatively few oil and gas companies that have accounted for a substantial portion of AES’ revenues.  For the period ended September, 2012, two customers accounted for 85% of AES’ total net sales.

AES’ customers generally do not enter into long-term agreements obligating them to future services. AES may not continue to receive significant revenues from any of these or from other large customers. A reduction or delay in orders from any of AES’ significant customers, or a delay or default in payment by any significant customer could materially impact AES’ business and prospects. Because of AES’ significant customer concentration, its net sales and operating income could fluctuate significantly due to changes in political or economic conditions, or the loss, reduction of business, or less favorable terms for any of AES’ significant customers.

NOTE 4 – MEMBERS’ EQUITY

AES was formed on January 4, 2012, by two members.  Each original member had a 50% ownership in AES.  During the period from January 4, 2012 to September 26, 2012, the original members contributed $36,350.  During the same period, the original members received distributions totaling $70,000 from the net earnings of AES.

NOTE 5 – CONTINGENCIES

From time to time, AES may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against AES are expected to have a material adverse effect on AES’ financial position, results of operations or cash flows.   AES cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

NOTE 6 – SUBSEQUENT EVENTS

AES did not have any other subsequent events through November 16, 2012, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the period ended September 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

HII Technologies, Inc. Management Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes of HII Technologies, Inc. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, development risks for new products and services, commercialization delays and customer acceptance risks when introducing new products and services, fluctuations in market demand, pricing for raw materials as well as general conditions of the energy and oilfield marketplace.

Overview – HII Technologies, Inc.

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas and Oklahoma which is focused on commercializing technologies in power and water management used by exploration and production companies in the United States. The Company’s total water management services subsidiary, Apache Energy Services, LLC, does business as AES Water Solutions and HII’s mobile oilfield power subsidiary, KMHVC, does business as South Texas Power (STP).  The Company changed its name in August 2011 to HII Technologies, Inc. in connection with selling the name and assets of its oilfield valve technology it had previously developed. Since the sale of its oilfield product line in 2011, it has focused on power and water management solutions in the oilfield for E&P customers via acquisitions and potential organic growth.

We currently employ 3 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.hiitinc.com.

Business Development – HII Technologies, Inc.

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

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES), a Nevada limited liability company (“AES” or “Apache”) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the us, Apache and the members of Apache (the “Purchase Agreement”). Apache is a water transfer services company serving oilfield customers.  The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and Apache. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

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

Accordingly, our financial results for the three and nine months ended September 30, 2012 and 2011 present the operation of HVC as discontinued operations.

KMHVC’s business

On October 26, 2012, KMHVC applied for a dba to do business as South Texas Power (STP) in connection with our decision to start up an oilfield generator rental business later this year.

Activities to Date – HII Technologies, Inc.

Since May 2011, we procured a new trading symbol for our common stock, which commenced trading on February 29, 2012 and all activities required in connection with the same including completion of independent audits for our 2009, 2010 and 2011 financial statements.

Operationally, since May 2011, we have reviewed several business plans, strategies and ideas including internal development of products such as down hole tools technologies used in the drilling of oil and natural gas, service-based business models and acquiring existing businesses in oilfield markets that  benefit from the increased activity levels of shale resource exploration plays.

On September 27, 2012, we acquired Apache Energy Services, LLC (dba AES).  AES is a water transfer services company providing turn-key water solutions for oil and gas exploration and production companies during hydraulic fracturing of oil and gas reservoirs, commonly known as fracing.  The terms of the transaction are more fully described above.

Plan of Operation – HII Technologies, Inc.

While there can be no assurances of any milestones being met by us, below is a brief description of our planned activities over the next 12 months:

We will continue reviewing drilling and production products and services technologies developed by inventors, design and operating companies. Our plan is to in-license, acquire or develop internally products or services that can be of strategic value to our current focus of water transfer and in-field mobile power generation. We intend to utilize our relationships with larger energy services companies, end user customers and our supply chain experience to grow AES and later South Texas Power.

Trends, events and uncertainties

The primary driver for our current business as well as our prior contract machining and engineered valve product business is the demand for oil and gas, or hydrocarbons. The status of the global economy impacts pricing and consumption of hydrocarbons.

During 2011, and to date in 2012, oil prices have stayed at a range that has promoted reasonable activity levels for oilfield companies and service providers. Natural gas prices have remained soft in 2011 and to date in 2012 relative to oil prices. This has slowed activity levels for drilling and production related to natural gas. Additionally, the softness of the natural gas market in the domestic United States has prompted many energy services companies to shift their equipment fleets to focus in geographic areas where oil activity remains buoyant. This shifting of equipment and fleets has caused an over-supply of service companies and their equipment in some cases through 2011 and 2012 to date.

In September 2012, The U.S. Energy Information Administration (EIA) raised its forecasts for growth in global oil demand for this year and next and said supply from countries not in OPEC would also be lower than previously thought. The EIA, the statistical arm of the Department of Energy, said in its monthly Short Term Energy Outlook that world oil demand will rise by 0.84 million barrels per day (bpd) this year, an increase of 84,000 bpd from the same forecast last month. In 2013 global oil demand will rise by a further 1 million bpd to average 90.1 million bpd, the EIA said, an increase of 130,000 bpd from last month's estimate. Supply from countries not in the Organization of the Petroleum Exporting Countries (OPEC) is now seen rising by 510,000 bpd this year to 52.49 million bpd, but the EIA trimmed its estimate from last month by 50,000 bpd.The EIA also trimmed its non-OPEC supply forecast for 2013, cutting it by 70,000 bpd to 53.73 million bpd, but still sees supply growth from outside the producer group of 1.24 million bpd -- more than its forecast increase in consumption.

The outlook thus faces uncertainties, as the global recovery continues to remain somewhat fragile. However, we believe that, over the long term, any major macroeconomic disruptions may ultimately correct themselves as the underlying trends of smaller and more unconventional reservoirs, high depletion rates, and the need for continual reserve replacement should drive the long-term need for our future products and services.

Results of Operations for the Three Months Ended September 30, 2012– HII Technologies, Inc.

Revenues.  We had revenues of $104,579 for the three months ended September 30, 2012 compared to no revenue for the three months ended September 30, 2011.  Our industrial valve sales operations were re-classified as Discontinued Operations for the period ended September 30, 2011 as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.  The revenues for the three months ended September 30, 2012 represent the revenues of our wholly owned subsidiary, AES, from the date of acquisition through the end of the period.

Selling, general, and administrative. Selling, general and administrative expenses decreased to $56,847, or approximately 82%, for the three months ended September 30, 2012, as compared to $311,612 for the comparable period in 2011. The expenses during the three months ended September 30, 2012 were primarily the result of accrued payroll for our principal of $18,250 and professional fees associated with the ongoing expenses of being a public reporting company of $45,917.  These expenses were offset by a credit of $23,960 due to the reduction of a state tax accrual during the period.

Gain on Sale/lease back. We had a gain on our sale/lease back of $210,273 for the three months ended September 30, 2011, as compared to no gain or loss for the three months ended September 30, 2012. The gain from Sale/lease back during the third quarter 2011 was attributable to the termination of our 7 remaining years under our prior 10 year Conroe, Texas facilities lease and the resulting gain from the amortized amounts realized during the quarter.  There was no comparable transaction in the three months ended September 30, 2012.

Gain on liability settlement.  We had no gain or loss on liability settlement during the three months ended September 30, 2012 as compared to a gain on liability settlement of $27,455 in the comparable period in 2011. The gain on settlement for 2011 was related to the settlement of various outstanding liabilities at less than face value of the amount owed.

Acquisition expenses.  We had acquisition expenses of $146,302 in the three months ended September 30, 2012, which expenses are attributable to our acquisition of AES.  We did not have any acquisition expenses in the comparable period in 2011.

Interest expense.  We had interest expense of $1,007 in the three months ended September 30, 2012, which expense is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES.  No interest expense was incurred in the comparable period in 2011.

Net loss.  We had net loss of $110,228 for the three months ended September 30, 2012 as compared to a net loss of $73,884 for the comparable period in 2011.The loss during the three month period ended September 30, 2011 was primarily attributable to the general and administrative expenses incurred in connection with the termination of our Conroe, Texas facilities lease and the professional fees associated with filing our Registration Statement on Form 10, which costs were partially offset by the gain on the sale/lease back referred to above. The net loss during the three month period ended September 30, 2012 was primarily attributable to expenses incurred in the acquisition of AES.

Results of Operations for the Nine Months Ended September 30, 2012 – HII Technologies, Inc.

Revenues.We had revenues of $104,579 for the nine months ended September 30, 2012 compared to no revenue for the nine months ended September 30, 2011.  Our industrial valve sales operations were re-classified as Discontinued Operations for the period ended September 30, 2011 as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011.  The revenues for the nine months ended September 30, 2012 represent the revenues of our wholly owned subsidiary, AES, from the date of acquisition through the end of the period.

Selling, general, and administrative. Selling, general and administrative expenses decreased to $249,479, or approximately 48%, for the nine months ended September 30, 2012, as compared to $479,650 for the comparable period in 2011. The expenses during the nine months ended September 30, 2012 were primary the result of accrued payroll for our principal of $54,750 and professional fees associated with the ongoing expenses of being a public reporting company of $139,831.

Gain on Sale/lease back. We had a gain on our sale/lease back of $210,273 for the nine months ended September 30, 2011, as compared to no gain or loss for the nine months ended September 30, 2012. The gain from Sale/lease back during the third quarter 2011 was attributable to the termination of our 7 remaining years under our prior 10 year Conroe, Texas facilities lease and the resulting gain from the amortized amounts realized during the quarter.  There was no comparable transaction in the nine months ended September 30, 2012.

Gain  on derivatives.  We did not incur any gain or loss on derivatives in the nine months ended September 30, 2012 as compared to a gain of $225,836 for the comparable period in 2011. The gain was primarily attributable to the fair value of the 3,500,000 warrants issued in April 2011 and cancelled in May 2011.

Gain  on extinguishment of debt. We had no gain or loss on extinguishment of debt in the nine months ended September 30, 2012 as compared to a gain of $3,838,682 in the comparable period in 2011. The gain on extinguishment of debt for the nine months ended September 30, 2011 was primarily related to the settlement of the 2007 bridge unsecured debt during this period.

Gain  on liability settlement.We had a gain on liability settlement of $37,460 during the nine months ended September 30, 2012 as compared to a gain on liability settlement of $206,863 in the comparable period in 2011. The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Acquisition expenses.  We had acquisition expenses of $146,302 in the nine months ended September 30, 2012, which expenses are attributable to our acquisition of AES.  We did not have any acquisition expenses in the comparable period in 2011.

Interest expense.  We had interest expense of $1,007 in the nine months ended September 30, 2012 as compared to interest expense of $456,056 in the comparable period in 2011.  Our interest expense in the nine month period ended September 30, 2012 is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES.  Our interest expense in the comparable period in 2011 was attributable to prior promissory notes, which notes were paid in May 2011 in connection with our sale of our Hemiwedge valve assets.

Income (loss) from discontinued operations. We did not have any income or loss from discontinued operations in the nine months ended September 30, 2012 as compared to net income from discontinued operations was $4,756,783 which includes the gain on the sale of the assets of $5,308,531 during the nine months ended September 30, 2011.

The net income from discontinued operations in nine months ended September 30, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss). We had net loss of $265,400 for the nine months ended September 30, 2012 as compared to a net income of $8,302,731 for the comparable period in 2011.  Our net income in the 2011 period is attributable to the sale of our valve division in May 2011 as well as settlement with noteholders in the period.

Liquidity and Capital Resources – HII Technologies, Inc.

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. We had cash of $248,941 and a working capital deficit of $362,635 as of September 30, 2012 as compared to cash of $76,651 and working capital of $100,965 as of December 31, 2011.

Net cash used in operating activities for the nine months ended September 30, 2012 was $64,682 resulting primarily from our net loss of $265,400 along with adjustments for non-cash items and changes in operating assets of $200,718.  Adjustments in non-cash items included $119,390 in non-cash stock for services, $53,270 in prepaid expense and other current assets, $82,293 in accounts payable and $58,510 in accrued expenses.  These amounts were offset by $112,745 in accounts receivable. By comparison, net cash used in operating activities for the nine months ended September 30, 2011 was $1,816,016.

Net cash used in investing activities for the nine months ended September 30, 2012 was $63,028 resulting primarily from the acquisition of AES.  By comparison, net cash used in investing activities for the nine months ended September 30, 2011 was $16,430.

Our net cash provided by financing activities was $300,000 in the nine months ended September 30, 2012. Our net cash provided by financing activities for the nine months ended September 30, 2011 was $2,021,995 consisting of proceeds of $1.4 million from the sale of HVC’s assets and proceeds of $670,000 from the issuance of promissory notes, which amount was offset by the repayment of $49,674 in notes payable.

The net increase in cash nine months ended September 30, 2012 was $172,290 as compared to a net increase in cash of $189,549 for the nine months ended September 30, 2011.

Secured Note and Warrant Financing

On September 24, 2012, we issued $300,000 of principal amount of 10% subordinated secured promissory notes and warrants to purchase our common stock.  The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The proceeds were used to fund the cash purchase price of the acquisition of Apache Energy Services LLC (dba AES) and for working capital requirements.  The notes are due on September 23, 2013 and bear interest of ten percent (10%). The notes are secured by our assets. The notes were issued with “Class A” warrants to purchase up to 1,800,000 shares of the our common stock at an exercise price of $0.10 per share and “Class B” warrants to purchase up to 900,000 shares of the registrant’s common stock at an exercise price of $0.10 per share. The number of Warrant Shares underlying each Class A Warrant equals to the principal amount of the Note subscribed for by a purchaser Subscriber multiplied by six (6) The Class B Warrants are exercisable beginning on the one-year anniversary of the Closing Date (the “Target Date”) and the number of warrant shares underlying the Class B Warrant equals either (A) the principal amount of note subscribed for by a purchaser multiplied by 3 shares, if the Market Price (as defined in the Class B Warrant) on the Target Date is less than $0.20 or (B) 0 shares, if the Market Price on the Target Date is at least $0.20. The Class A Warrants and Class B Warrants are exercisable until five (5) years after the closing date. The Class A Warrants and the Class B Warrants are exercisable on a cashless basis.

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

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our newly acquired subsidiary, AES, and the November 2012 line of credit facility with Crestmark Bank.  This line of credit facility will allow us to borrow up to $1 million based upon the accounts receivables of our subsidiaries.  The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness. We currently only have three employees and  lease our office space on a month to month basis.

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

Accounts receivable are comprised of unsecured amounts due from customers. AES carries it accounts receivable at their face amounts less an allowance for bad debts.  The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.

Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured.

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

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

None.

Apache Energy Services, LLC (AES)  Management Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and notes of Apache Energy Services, LLC dba AES. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, development risks for new products and services, commercialization delays and customer acceptance risks when introducing new products and services, fluctuations in market demand, pricing for raw materials as well as general conditions of the energy and oilfield marketplace.

Business of Apache Energy Services LLC

Overview

Apache Energy Services, LLC (“AES”) was organized in Nevada on January 4, 2012. AES is a water transfer services company providing turn-key water solutions for oil and gas exploration and production companies needed during hydraulic fracturing of oil and gas reservoirs, commonly known as fracing.

AES Water Transfer Services

In connection with the industry’s horizontal drilling practices of shale and other unconventional resource plays, oil and gas exploration and production (E&P) companies require up to millions of gallons of water to be delivered to frac pads and drill sites during a typical frac job.  While AES does not currently perform the frac job or provide the chemicals used in fracing, to hold sand or ceramic proppants in solution; AES does provide the above ground temporary infrastructure to transport high volumes of water to frac sites via miles of piping, pumps and related equipment. AES’ water transfer services range from drilling water wells, digging and lining water storage pits, arranging for miles of above ground pipe and high volume pumps to address all of the logistics needs of water during fracing for oilfield operators. AES’ mobile piping solutions utilize top-of-the-line environmentally safe, no-leak systems specifically designed to support water transfer in hydraulic fracing.  AES also procures water from municipalities and other public sources when needed via third party truck transport.  All independent truck contract operators are required to possess commercial driver licenses (CDL) and the trucks are registered with the U.S. Department of Transportation (DOT) and respective State agencies in which the trucks will operate. AES’ objectives include reducing road traffic while maintaining adherence to current and expected future environmental regulations, improving safety for the neighboring communities, our employees and the employees of our customers, and ultimately reducing our customers' total cost of water management.

AES currently operates in select shale and other areas in Oklahoma and Texas.  AES’ principals have  more than 50years of combined oil and gas experience, with extensive experience in operation of oil and gas wells in Texas, West Virginiaand Kentucky.AES serves customers seeking water acquisition, temporary water transmission and storage, transportation, in connection with shale oil and gas hydraulic fracturing drilling, or “hydro-fracturing,” operations.  AES does not currently provide disposal activities directly, but it will handle logistics for disposal activities with third party operators on behalf of its customers.

Hydro-fracturing is a procedure whereby packers (plugs) are set every 250 feet to 500 feet of the horizontal portion of the well bore and up to ten 2,000 horsepower hydraulic pumps deliver high pressure fluids that contain microscopic ceramic beads or sand that are utilized as proppants and keep the fissures and fractures open along the bedding-planes created by the high pressure fluids. The fissures and fractures created by the high pressure fluid and held open by sand or ceramic beads that are left behind provide a pathway to allow the gas and oil to flow into the drill hole. Each hydro-fractured well uses millions of gallons of water, depending on the particular formation and the depth of the vertical portion of the well and length of the horizontal portion. The fresh water for hydro-fracturing must be delivered and stored near the well pad for use over several weeks during the hydro-fracturing process. The water comes back to the surface beginning with the well flow-back, and continues to flow as produced water throughout the life of the well.

Shale Oil and Gas Industry

Advances in drilling technology and development of unconventional North American hydrocarbon resources—oil and gas shale fields—allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high water pressure methods (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or microscopic ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows represent the largest waste stream from these methods of hydrocarbon exploration and production.

Water issues are critical to the development of the energy industry’s unconventional reservoirs. Millions of gallons of fresh water are necessary for each drilled frac well. The United States Environmental Protections Agency (US EPA) reports that fracturing shale gas wells requires between 2.3 million and 3.8 million gallons of water per well (US EPA 2011a).  An additional 40,000 – 1,000,000 gallons is required to drill the well.  AES expects developers to drill and frac thousands of wells to retrieve the trapped natural gas, oil and other natural resources. The water must be delivered to the well site, by truck or pipeline, stored on site (generally in temporary ponds or frac tanks), and then delivered to the well head for hydro-fracturing operations. The water is injected at extremely high pressures, breaking the shale and releasing the oil and/or natural gas. The water is then returned to the surface over time: approximately 15%–20% of the water is returned as flow back water within the first two to three weeks after the hydro-fracturing has commenced, and the remaining water is generally returned to the surface as produced water over the life of the well.

The United States Energy Information Administration (US EIA), project that the United States will become increasingly reliant on natural gas.  According to the US EIA estimates released in January 2012, natural gas production is projected to increase by nearly 30% over the next 25 years, from 22 trillion cubic feet in 2010 to 28 trillion cubic feet in 2035.  Obtaining the water necessary for use in hydraulic fracturing operations can be challenging and AES believesits water transfer services provide operators with a cost-effective way to satisfy their water needs.

AES primarily offersits services in Texas and Oklahoma shale based, limestone and other unconventional tight oil plays. AES intends to strategically expand its operations into other oil- and liquids-rich shale areas in the United States.

Customers

AES’ customers include major United States exploration and production companies that have operations in Texas and Oklahoma. One customer represented 76% of our total revenues for the nine months ended September 30, 2012.AES believes it will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers. While AES has acquired new customers since September 30, 2012, in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

Competitors

AES’ focus is currently solely on water transfer services.  Many of its competitors offer other services, in addition to water transfer services, such as water recycling technologies and permanent physical plants with firms such as Heckmann Corp., and Greenhunter Energy, Inc. and service companies performing the frac jobs such as Basic Energy Services and Stallion Oilfield Services. Many of these competitors have longer industry tenure and greater resources than us. As a result, the market in which AES operates is highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, health, safety and environmental programs, legal compliance, technology, equipment, reputation and experience of the service provider.

Seasonality

AES’ water transfer services are impacted by seasonal factors. Generally, its business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, AES may not be able to move its equipment between locations, thereby reducing its ability to provide services and generate revenues. In addition, these conditions may impact AES’ customer’s operations, and, as our customers’ drilling activities are curtailed, our services may also be reduced. Weather plays less of a role in our current areas in the Southwest United States where usually the weather is less severe.

Business and Growth Strategy

AES is focused on increasing our stockholder value, operational efficiencies and financial performance by pursuing the following strategies:

•

Expand current equipment fleet in core segments through selective capital deployment. AES intends to continue growing its business through selective business and asset acquisitions and upgrading our existing assets. Historically, AES has rented the equipment and infrastructure necessary to conduct its water transfer services. AES will seek to make strategic purchases of equipment going forward to allow it to take on additional engagements and to increase its profit margin.

•

Expand within our market. AES is looking to increase our presence by offering superior turn-key service.  AES’ experience is that oilfield operators want logistical challenges solved by service companies like ours and we intend to develop a reputation as logistical reliable experts in our field.  AES expects this will instill customer loyalty and will enable it to attract new customers by demonstrating superior past performance.  AES intends to expand its presence both within its geographic markets and into new hydrocarbon-rich shale areas.

•

Add additional services.  AES’ growth strategy also includes adding new technology-oriented services that complement its current core business. AES is reviewing several water recycling technologies that are mobile and field proven to potentially provide recycling of the flow-back water returned after a frac job is completed. This potential service offering to existing customers could add to lowering customer raw water sourcing costs while adding an additional revenue line for the AES business.

Governmental Regulation

AES business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. AES expects this heightened governmental focus on regulation and enforcement to continue.

The primary United States federal statutes affecting our business are summarized below:

The Safe Drinking Water Act (SDWA) is the primary statute that governs injection wells. Although as early as the 1930s a few States had regulations concerning discharges to ground water, the regulations were primarily concerned with communication with surface water or subsurface oil reservoirs. By the mid 1960s, State agencies were actively involved with ground water pollution issues. Federal authority for ground water and injection wells began in 1972. Although ground water was not specifically addressed by the Clean Water Act of 1972, Congress required that, in order to qualify for participation in the National Pollutant Discharge Elimination System (NPDES) permitting program, States must have adequate authority to issue permits that control the “disposal of pollutants into wells.”

In 1974, with the enactment of the Safe Drinking Water Act (SDWA), the Federal government took an active role in underground injection control. During deliberations for SDWA in 1974, Congress recognized the existence of a wide variety of injection wells, and struggled to provide a statutory definition that might include all possible injection types and practices. Congress included the “deeper than wide” specification in order to distinguish injection wells from pits, ponds, and lagoons, which were the subject of a different Federal initiative.

Thus, injection through a well is defined as the subsurface emplacement of fluids through a bored, drilled, or driven well or through a dug well where the depth of the dug well is greater than the largest surface dimension; or a dug hole whose depth is greater than the largest surface dimension; or an improved sinkhole; or a subsurface distribution system.

Since 1980, more than 150 Federal Register notices have been published regarding UIC, including additional regulations, amended regulations, explanations of procedures, and guidance. The UIC program was EPA’s major tool to protect ground water until the 1986 Amendments. In 1986, Congress created a larger Federal role in the protection of all ground water from sources other than underground injection. The definition of a UIC well was updated in December 1999, and the new definition makes it clear that many systems not typically thought of at first as a “well” actually meet the definition. The updated definition includes systems such as field tile systems, large capacity septic systems, mound systems and leach beds.

SDWA was amended in 1977, 1979, 1980 and again in 1986. Additionally, Congress reauthorized and amended SDWA in 1996. Many of the changes to the Act over time were focused on procedures to be followed by EPA and/or State UIC programs. Some very significant impacts were felt in the program, however, when Section

1425 was added in 1980. Section 1425 allows a State to obtain primacy from EPA for oil and gas related injection wells, without being required to adopt the complete set of applicable Federal UIC regulations. The State must be able to demonstrate that its existing regulatory program is protecting USDWs without the State regulations being as stringent as Federal rules.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

In the course of operations, some equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or “NORM.” NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated or occupied by us have been used for oil and natural gas production operations for many years, it is possible that AES may incur costs or liabilities associated with elevated levels of NORM.

Employees

As of September 30, 2012, AES had 2 employees.  Neither of these employees is under collective bargaining agreements. AES believes that it maintains a satisfactory working relationship with its employees and has not experienced any significant labor disputes. AES uses several well-trained independent contractor work crews for jobs. Contractors and employees all are required to take training courses and in many cases customer sponsored training for associated work.

Results of Operations for the period from January 4, 2012 (Inception) to September 30, 2012 – Apache Energy Services, LLC

AES had revenues of $1,320,211 in the period from January 4, 2012 to September 30, 2012.  These revenues are attributable to water transfer services revenue generated from various oil and gas operations.  AES cost of revenues for the period from January 4, 2012 to September 30, 2012 were $802,456 consisting of $782,804 in cost of revenues associated primarily with the cost of contract labor and rental of critical equipment, and depreciation expense of $19,652 attributable to depreciation of the operating assets of AES.  AES had total operating expenses of $50,876 in the period from January 4, 2012 to September 30, 2012, of which $27,156 was attributable to selling, general and administrative expenses consisting primarily of insurance and administrative fees and $23,720 was associated with professional fees.  AES had interest expense of $2,861 during the period, which interest expense was primarily attributable to late filing of sales taxes.  Net income for the period from January 4, 2012 to September 30, 2012 was $464,018.

Liquidity and Capital Resources – Apache Energy Services, LLC

AES has financed its operations from contributions from its member, a financing loan and cash flows generated from operations.  AES had cash of $205,139 and working capital of $385,248 at September 30, 2012.

AES’ net cash provided by operating activities for the period from January 4, 2012 to September 30, 2012 was $301,175 resulting primarily from its net income of $464,018 along with adjustments for non-cash items and changes in operating assets and liabilities of $162,843.  Adjustments for non-cash items consisted of $19,652 in depreciation expense, $37,921 in accounts payable, and $15,324 in accrued liabilities and $46,910 in sales tax payable. These amounts were offset by $2,386 in gain on sale of equipment, $268,347 in accounts receivable and $11,917 in prepaid expense and other current assets.

AES’ net cash used in investing activities for the period from January 4, 2012 to September 30, 2012 was $6,256 consisting of proceeds of $52,500 received from the sale of equipment, which amount was offset by the purchase of equipment in the amount of $58,756.

AES’ net cash used in financing activities for the period from January 4, 2012 to September 30, 2012 was $89,780 consisting of $36,360 in member contributions which amount was offset by $56,130 in payments on a financing loan and $70,000 in distributions to its original members.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

On September 27, 2012, we consummated the acquisition of Apache Energy Services, LLC (“AES”).  AES’ operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect its business, financial condition, results of operations, cash flows.

Risks Related to AES’ Water Transfer Business

The majority of AES revenues are generated from one customer, and its results of operations and cash flows will be adversely affected if this customer either fails to pay on a timely basis or ceases to purchase AES’ services.

In the nine month period ended September 30, 2012, one customer accounted for approximately 76% of AES’ revenues. This customer does not have any ongoing commitment to purchase AES services. While other new customers have been sourced by AES since September 30, 2012, significant customer concentration still exists. If one of AES’ customers stops purchasing its services or defaults in its obligation to pay, AES’ results of operations as well as its cash flows will be adversely affected.

Demand for AES water transfer services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on AES’ financial condition, results of operations and cash flows.

Demand for AES water transfer services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on AES’ results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and may be affected by a variety of factors, including the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;
•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;
•	oil and gas production by non-OPEC countries;
•	the level of excess production capacity;
•	political and economic uncertainty and sociopolitical unrest;
•	the level of worldwide oil and gas exploration and production activity;
•	the cost of exploring for, producing and delivering oil and gas;
•	technological advances affecting energy consumption; and
•	weather conditions.

The oil and gas industry historically has experienced periodic downturns. A significant downturn in the oil and gas industry could result in a reduction in demand for AES water transfer services and could adversely affect AES’ financial condition, results of operations and cash flows.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for AES water transfer activities and could adversely affect our financial position, results of operations and cash flows.

Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress or at the state level. Scrutiny of hydraulic fracturing activities continues in other ways, with the U.S. Environmental Protection Agency, or the EPA, having commenced a study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available by late 2012. In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by AES customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for AES water transfer activities, which could adversely affect our financial position, results of operations and cash flows.

Adverse weather conditions, natural disasters, droughts, climate change, and other adverse natural conditions can impose significant costs and losses on AES’ business.

AES’ ability to provide water transfer services is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, but difficult to predict and may be influenced by global climate change. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on AES’ business, results of operations and financial condition.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on AES’ financial condition and results of operations.

Because AES’ business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse impact on our business, financial condition and results of operations. In addition, technological changes could decrease the quantities of water required for hydro-fracturing operations or otherwise affect demand for AES’ services.

Increased regulation of hydraulic fracturing, including regulation of the quantities, sources and methods of water use and disposal, could result in reduction in drilling and completing new oil and natural gas wells or minimize water use, which could adversely impact the demand for AES services.

Demand for AES’ services depends, in large part, on the level of exploration and production of oil and gas and the oil and gas industry’s willingness to purchase our services. AES’ customer base uses hydraulic fracturing to drill new oil and gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the Safe Drinking Water Act.

The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. The EPA is currently working on new guidance for application of the Safe Drinking Water Act permits for drilling or completing processes that use fracturing fluids or propping agents containing diesel fuels. In addition, the EPA proposed regulations under the federal Clean Air Act in July 2011 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other gas production. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the Safe Drinking Water Act. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing. The Delaware River Basin Commission is also considering regulations which may impact hydro-fracturing water practices in certain areas of Pennsylvania, New York, New Jersey and Delaware. Some local governments have also sought to restrict drilling in certain areas.

Future United States federal, state or local laws or regulations could significantly restrict, or increase costs associated with hydraulic fracturing and make it more difficult or costly for producers to conduct hydraulic fracturing operations, which could result in a decline in exploration and production. New laws and regulations, and new enforcement policies by regulatory agencies, could also expressly restrict the quantities, sources and methods of water use and disposal in hydraulic fracturing and otherwise increase our costs and our customers’ cost of compliance, which could minimize water use and disposal needs even if other limits on drilling and completing new wells were not imposed. Any decline in exploration and production or any restrictions on water use could result in a decline in demand for AES services and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Delays or restrictions in obtaining permits by AES customers for their operations or by us for AES’ operations could impair our business.

In most states, AES’ customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where our or our customers’, activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Delays or restrictions in obtaining salt water disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.

Failure to obtain and retain skilled technical personnel could impede AES’ operations.

AES requires skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on AES operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

See our Current Report on Form 8-K dated September 26, 2012 and filed with the SEC on October 2, 2012.

2.

On October 31, 2012, we issued a $50,000 10% subordinated secured promissory note to a single accredited investor.  The aggregate gross proceeds from the sale of the note were $50,000.The proceeds were used to working capital and general corporate purposes.  The notes are due on October 31, 2013 and bear interest at the ten percent (10%). The notes are secured by our assets.  The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

3.

On November 5, 2012, we, and our wholly-owned subsidiary, Apache Energy Services, LLC issued a $600,000 10% secured promissory note to a single accredited investor.  The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by Apache from Vanderra Resources LLC (see Item 5 below). The note is due on March 30, 2013 and bear interest at the ten percent (10%). The notes are secured by the Vanderra equipment purchased with the proceeds.  The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.

On November 8, 2012, our wholly owned subsidiary, Apache Energy Services, LLC purchased certain water transfer assets from Vanderra  Resources, LLC (under its Chapter 11 proceeding with the United States Bankruptcy Court for the Northern District of Texas), including trucks, trailers, piping and related equipment (the “Equipment”).  The total purchase price paid for the assets was $586,500.   Management believes the fair market value of this equipment exceeds the price paid for it.

2.

On November 8, 2012, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $1 million revolving accounts receivable based line of credit facility with Crestmark Bank.  The Line of Credit provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 80% of Eligible Accounts (as defined in the line of credit documents). The Line of Credit is paid for by the assignment of the Borrower’s accounts receivable to Crestmark and is secured by the Borrower’s assets. The Credit Line has an interest rate of 2.00% in excess of the prime rate reported by the Wall Street Journal per annum and an early termination fee of $20,000 if the line of credit is terminated prior to October 31, 2014.  We guaranteed repayment of the line of credit, which guaranty is secured by our assets.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing
4.1	10% Subordinate Secured Promissory Note dated October 31, 2012	Filed herewith.
4.2	10% Secured Promissory Note dated November 5, 2012.	Filed herewith.
4.3	Promissory Note to Crestmark Bank	Filed herewith.
10.1	Loan and Security Agreement with Crestmark Bank	Filed herewith.
10.2	Schedule to Crestmark Loan and Security Agreement.	Filed herewith.
10.3	Corporate Guaranty	Filed herewith.
10.4	Security Agreement with Crestmark Bank	Filed herewith.
10,5	Security Agreement with Reserve Financial Corp.	Filed herewith.
31.1	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

November 19, 2012	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)