Form 10-K
period 2012-12-31
HII Technologies, Inc.
filed 2013-03-25
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

HII TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
710 North Post Oak Road, Suite 400 Houston, Texas77024 (Address of principal executive offices, including zip code)

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

Non-accelerated filter   ☐

(Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2012 was approximately $922,518.

As of March 6, 2013, 43,667,483 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

2

PART I

HII Technologies, Inc., including all its subsidiaries, are collectively referred to herein as “HII Technologies,” “HII,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries, Apache Energy Services, LLC (dbas “AES Water Solutions” and “AES Safety Services”) and KMHVC, Inc. (dba “South Texas Power” and “STP”).  The Company’s total water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with millions of gallons of water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, “rigging up” with drilling activity and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs.  The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

The Company changed its name in August 2011 to HII Technologies, Inc. in connection with selling the name and assets of its oilfield valve technology it had previously developed. Since the sale of its oilfield product line in 2011, it has focused on segments of the oilfield that management believes are growing markets where the Company’s relationships with its customers, partners, supply chain and experience can provide long term stockholder value.

We currently employ 8 persons and extensively use independent contractor crews in connection with our portions of our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES), a Nevada limited liability company (“AES” or “Apache”) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the us, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers.  The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and AES. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

Launch of our Mobile Oilfield Power Business

                In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, KMHVC, Inc. dba South Texas Power, or STP.

Launch of our Contract Safety Consultant Business

                 In January 2013, we launched AES Safety Services, a division within AES that offers contract safety professionals in the field for E&P companies that prefer outsourcing their many of their safety programs.

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

Accordingly, our financial results for the year ended December 31, 2011 present the operation of HVC as discontinued operations.

Water Transfer Services Business – Apache Energy Services, LLC dba AES

On September 27, 2012, we acquired Apache Energy Services, LLC doing business as AES or AES Water Solutions.  AES is now our wholly-owned subsidiary. AES was organized in Nevada on January 4, 2012.  AES is a water transfer services company providing turn-key water solutions for oil and gas exploration and production companies during hydraulic fracturing of oil and gas reservoirs, commonly known as fracing.

AES Water Transfer Services

In connection with the industry’s horizontal drilling practices of shale and other unconventional resource plays, oil and gas exploration and production (E&P) companies require water to be delivered to frac pads and drill sites which could be millions of gallons during a typical frac job.  While AES does not currently perform the frac job or provide the chemicals used in fracing to hold sand or ceramic proppants in solution; AES does provide the above ground temporary infrastructure to transport high volumes of water to frac sites via miles of above ground piping, pumps and related equipment. AES’ water transfer services range from drilling water wells, digging and lining water storage pits, arranging for miles of above ground pipe and high volume pumps to address all of the logistics needs of water during fracing for oilfield operators. AES’ mobile piping solutions utilize top-of-the-line environmentally safe, no-leak systems specifically designed to support water transfer in hydraulic fracing.  AES also procures water from municipalities and other public sources when needed via third party truck transport.  All independent truck contract operators are required to possess commercial driver licenses (CDL) and the trucks are registered with the U.S. Department of Transportation (DOT) and respective State agencies in which the trucks will operate.  AES’ objectives include reducing road traffic while maintaining adherence to current and expected future environmental regulations, improving safety for the neighboring communities, our employees and the employees of our customers, and ultimately reducing our customers' total cost of water management.

AES currently operates in select shale and other areas in Oklahoma and Texas.  AES’ principals have more than 50 years of combined oil and gas experience, with extensive experience in operation of oil and gas wells in Texas, West Virginia and Kentucky.  AES serves customers seeking water acquisition, temporary water transmission and storage, transportation, in connection with shale oil and gas hydraulic fracturing drilling, or “hydro-fracturing,” operations.  AES does not currently provide disposal activities directly, but it will handle logistics for disposal activities with third party operators on behalf of its customers.

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

Water issues are critical to the development of the energy industry’s unconventional reservoirs. Millions of gallons of fresh water are necessary for each drilled frac well. The United States Environmental Protections Agency (US EPA) reports that fracturing shale gas wells requires between 2.3 million and 3.8 million gallons of water per well (US EPA 2011a).  An additional 40,000 – 1,000,000 gallons is required to drill the well.  AES expects developers to drill and frac thousands of wells to retrieve the trapped natural gas, oil and other natural resources. The water must be delivered to the well site, by truck or pipeline, stored on site (generally in temporary ponds or frac tanks), and then delivered to the well head for hydro-fracturing operations. The water is injected at extremely high pressures, breaking the shale and releasing the oil and/or natural gas. The water is then returned to the surface over time: approximately 20%–40% of the water is returned as flow back water within the first two to three weeks after the hydro-fracturing has commenced, and the remaining water is generally returned to the surface as produced water over the life of the well.

The United States Energy Information Administration (US EIA), project that the United States will become increasingly reliant on natural gas.  According to the US EIA estimates released in January 2012, natural gas production is projected to increase by nearly 30% over the next 25 years, from 22 trillion cubic feet in 2010 to 28 trillion cubic feet in 2035.  Obtaining the water necessary for use in hydraulic fracturing operations can be challenging and AES believes its water transfer services provide operators with a cost-effective way to satisfy their water needs.

AES primarily offers its services in Texas and Oklahoma shale based limestone and other unconventional tight oil plays. AES intends to strategically expand its operations into other oil and liquids-rich shale areas in the United States.

Customers

AES’ customers include major United States exploration and production companies as well as independent oil and gas operators that have operations in Texas and Oklahoma. Two customers represented 82% of our total revenues for the year ended December 31, 2012. AES believes it will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While AES continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

Competitors

AES’ focus is currently solely on water transfer services.  Many of its competitors offer other services, in addition to water transfer services, such as water recycling technologies, waste disposal wells and permanent physical plants. Firms such as Select Energy Services Heckmann Corp. and Greenhunter Energy, Inc. along with service companies performing hydraulic frac jobs such as Halliburton, Baker Hughes, Basic Energy Services and Stallion Oilfield Services are competitors that have longer industry tenure and greater resources than us. As a result, the market in which AES operates is highly competitive.

AES Safety Services current sole focus in on providing contractor safety professionals. While we believe this is a relatively new niche market of E&P companies starting to outsource their in-field safety professionals, we do not have a broad base of clientele and competition is anticipated by us from larger more established oilfield services companies with greater resources than us. As such, the market in which AES Safety Services operates is anticipated to be highly competitive.

South Texas Power (STP), our mobile oilfield generator rental business is limited by its fleet size. Many of its competitors are substantially more capitalized, offer a much wider array of sizes and classes of generator and light tower equipment and many of which have lower costs of capital to procure such equipment. Firms such as Light Tower Rentals (LTR) and NOV Portable Power (National Oilwell Varco) have a national presence and more established relationships than us. As a result, the market that STP operates in is highly competitive.

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

Governmental Regulation

Water Transfer Services

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

Mobile Oilfield Power Solutions and Service Business – KMHVC, Inc. dba South Texas Power (STP)

In December 2012, we launched our mobile oilfield power solutions and services division.  This division is being operated through our wholly-owned subsidiary KMHVC, Inc., dba South Texas Power, or STP.    This division is focused on providing temporary portable power and specialized equipment needs for the exploration and production industry.  STP rents mobile power supply equipment to oilfield operators usually rented on a daily-rental rate basis.

STP’s current equipment rental fleet includes mobile oilfield diesel and natural gas generators (20W to 300kW), safety cooling trailers, light towers, and related equipment. STP provides best-in-class service on its rental fleet which is a revenue source in addition to rental revenues.

Fiscal 2012 and 2013 Developments

Launch of our Contract Safety Consultant Business. In January 2013, we launched AES Safety Services, a division within AES that offers contract safety professionals in the field for E&P companies that prefer outsourcing their many of their safety programs.

Sale Leaseback.   In January 2013, AES entered into a sale-leaseback arrangement with Enterprise Financial under which it sold certain of the truck fleet it purchased in November 2012 from Vanderra Resources LLC.  The sale transaction resulted in proceeds of approximately $87,000.

Launch of Mobile Oilfield Power Unit/Strategic Alliance with Power Reserve Corp.  In December 2012, we launched our mobile oilfield power division.  This division is being operated through our wholly-owned subsidiary KMHVC, Inc., dba South Texas Power, or STP.    This division is focused on providing onsite portable power via the rental of natural gas and diesel fuel generators to exploration and production companies where power grid connectivity is lacking.    STP will rent mobile power supply equipment to oilfield operators and will be rented on a daily-rental basis. In connection with the launch of this division, STP entered into a strategic alliance agreement with Power Reserve Corp. (PRC) for an operating lease of equipment.  Under the agreement, PRC has agreed to fund the purchase of up to $3 million worth of generators and light tower equipment for STP’s rental inventory.  Net revenues under the agreement are apportioned among STP and PRC, with PRC receiving half of the rental revenues of PRC-owned equipment after fixed monthly minimum revenue is generated.   Additionally, STP retains all non-rental service revenues from its customers.

Purchase of Assets for AES.  On November 8, 2012, our wholly owned subsidiary, Apache Energy Services, LLC dba AES purchased certain water transfer assets from Vanderra Resources, LLC (under its Chapter 11 proceeding with the United States Bankruptcy Court for the Northern District of Texas), including eleven trucks, trailers, ten miles of aluminum pipe and related equipment (the “Equipment”). The total purchase price paid for the assets was $586,500. Management believes the fair market value of this equipment exceeds the price paid for it.

Acquisition of Apache Energy Services, LLC.  On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES), a Nevada limited liability company (“AES”) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the us, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers.

Our Strengths

We believe that the following strengths provide us with competitive advantages:

Expertise in Industry.  Our management team has significant experience in the markets in which they serve and our Chief Executive Officer has served as an executive officer since 2002 and developed expertise in the energy services industry from operating an oilfield machine shop from 2002 through 2008 and an industrial valve manufacturing company from 2005 through May 2011. Our AES President is a third generation oilfield executive, trained frac engineer who is an expert in hydro-fracing and its water transfer needs.  We believe this expertise will allow us to develop new service lines and products efficiently and effectively.

Substantial Relationships.  Our management team has substantial ties to the energy community resulting from their previous positions in water transfer companies, portable power, safety consulting and oilfield services companies. We believe these relationships will enhance our ability to secure customers, and hire experienced sought-after employees and identify new opportunities.

Equipment fleet.  Our firm has market leading equipment in its generator fleet and water transfer equipment. We believe this young fleet of equipment provides us a market advantage with reliability and a positive image with our customers.

 Superior Service.  The Company believes in superior service which in the oilfield means 24/7 response in our operating divisions, building a level of trust with our customers by responding timely to any concerns.

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

We intend to develop or license new technologies through our ongoing product development efforts or negotiations with technology inventors. If there is an invention, the Company would pursue intellectual property applications and patents. However, there can be no assurances of any future property developments.

Employees

We currently employ 8 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

Our principal executive offices are at 710 North Post Oak Road, Suite 400, Houston, Texas, 77024; telephone (713) 821-3157.

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Risks Related to Our Business

Our business is highly sensitive to global economic conditions and economic conditions in the industries and markets we serve.

Our results of operations are materially affected by conditions in the global economy generally and in various capital markets. The demand for our products and services tends to be cyclical and can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower levels of government and business investment. A prolonged period of slow growth may also reduce demand for our products and services. Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment.

Our operating subsidiaries are early stage companies with no significant operating history.

Our wholly owned subsidiary, Apache Energy Services (dba AES Water Solutions), is an early stage company formed in 2012 that has not had significant operations. Its primary business purpose is to manage the logistical and transportation associated with water used during the hydraulic fracturing process. Our KMHVC, Inc, (dba South Texas Power) subsidiary launched its oilfield power business in December 2012.  As early stage companies, the prospects for our operating subsidiaries are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our President and Chief Executive Officer and Brent Mulliniks, President of our AES Water Solutions subsidiary. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business.

Our line of credit with Crestmark Commercial Capital contain restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the line of credit from Crestmark Commercial Bank, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. These covenants limit our management’s discretion to operate our business.

We may need additional financing to further our business plans.

We may require additional funds to finance our business development projects.  We may not be successful in raising additional financing as and when needed. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions and manage post-closing matters such as the integration of acquired businesses. Our due diligence reviews are subject to the completeness and accuracy of disclosures made by third parties. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.

The risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•	we may experience problems in retaining customers and integrating customer bases.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction.   Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment. We compete on the basis of customer service, quality and price. There can be no assurance that we will be able to compete successfully with other companies. Thus, revenues could be reduced due to aggressive pricing pursued by competitors.  Many of our competitors are entities that are larger and have greater financial and personnel resources than we do.  If we do not compete successfully, our business and results of operations will be materially adversely affected.

We are subject to stringent environmental laws and regulations.

Our operations are subject to increasingly stringent environmental laws and regulations, including laws and regulations. We cannot provide assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Market conditions have prompted these organizations to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual report on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Risks Related to AES’ Water Transfer Business

The majority of AES revenues are generated from one customer, and its results of operations and cash flows will be adversely affected if this customer either fails to pay on a timely basis or ceases to purchase AES’ services.

In the twelve month period ended December 31, 2012, two customers accounted for approximately 82% of AES’ revenues. These customers do not have any ongoing commitment to purchase AES services. While other new customers have been sourced by the Company since December 31, 2012, significant customer concentration still exists. If one of AES’ customers stops purchasing its services or defaults in its obligation to pay, AES’ results of operations as well as its cash flows will be adversely affected.

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

Risks Related to Our Securities

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities.  During the three months preceding filing of this report, the average daily trading volume of our common stock was approximately 90,000 shares.  As of March 6, 2013, we had 394 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our officers and directors are collectively the beneficial owners of approximately 14% of the outstanding shares of our common stock as of the date of this report.  As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 250,000,000 shares of common stock and up to 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024 where we lease an executive office for $1,250 month, on a month-to-month lease. South Texas Power maintains a facility in South Texas near Goliad, Texas on a month-to-month basis for $2,500 per month. AES maintains a storage yard in

Oklahoma for $2,000 per month on a month-to-month basis.  Management believes the relationships with all of its landlords are good.

In addition, until August 10, 2011, we leased 60,000 square feet in Conroe, Texas of a manufacturing facility that is API Q1 and ISO9001 approved. The lease cost was $24,950 per month, with annual increases of 2% each May. This lease was terminated on August 10, 2011.

Item 3.   LEGAL PROCEEDINGS

As of the date of this report, we do not have any material litigation and are not aware of any threats of material consequence.

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

2011 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.050	$0.025

2012 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.08	$0.03
Second quarter	0.06	0.02
Third quarter	0.10	0.03
Fourth quarter	0.10	0.07

As of March 6, 2013, there were 43,667,683 shares of common stock outstanding, which were held by approximately 394 record stockholders.  This does not include an indeterminate number of beneficial shareholders whose shares are held by brokers in street name.  In addition, as of the date of this report, we have reserved 393,000 shares of common stock for issuance of awards under our equity compensation plans and 7,193,269 shares for issuance upon exercise of outstanding warrants.

Dividend Policy

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.

On December 14, 2012, we issued 62,500 shares of our common stock upon exercise of outstanding warrants.  We received $3,125 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

2.

On December 17, 2012, the registrant issued 10% subordinated secured promissory note in the amount of $150,000 and a warrant to purchase 550,000 shares of the registrant’s common stock. The note is due on December 17, 2013 and bear interest at the ten percent (10%).   The note is secured by the assets of the registrant.  The note is issued with a warrant to purchase 550,000 shares of the registrant’s common stock at an exercise price of $0.09 per share   The warrant is exercisable until five (5) years after the closing date.  The registrant relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

3.

On December 18, 2012, we granted an option to purchase 200,000 shares of our common stock to an employee under an employment agreement.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

4.

On January 10, 2013, the registrant issued 350,000 shares of its common stock for a purchase price of $31,500 paid in the form of a reduction of amounts due under that certain agreement with Power Reserve Corp.  The registrant relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

5.

On January 19, 2013, we granted an option to purchase 350,000 shares of our common stock to an employee under an employment agreement.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. The Company’s total water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with millions of gallons of water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, “rigging up” with drilling activity and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs.  The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

We currently employ 8 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES), a Nevada limited liability company (“AES” ) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the us, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers. The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and AES. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

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

Accordingly, our financial results for the year ended December 31, 2012 present the operation of HVC as discontinued operations.

KMHVC’s business

On October 26, 2012, KMHVC applied for a dba to do business as South Texas Power (STP) in connection with our decision to start up an oilfield generator rental business later in the year 2012.

Results of Operations for the Twelve Months Ended December 31, 2012 and 2011

Revenues. We had revenues of $1,751,434 for the year ended December 31, 2012 compared to no revenue for the year ended December 31, 2011. Our industrial valve sales operations were re-classified as Discontinued Operations for the period ended December 31, 2011 as a result of our sale of KMHVC, Inc.’s (f/k/a Hemiwedge Valve Corporation) assets in May 2011. The revenues for the year ended December 31, 2012 represent the revenues of our wholly-owned subsidiary, AES, from the date of acquisition through the end of the period.

Cost of Revenues. Cost of revenues increased to $973,819 for the year ended December 31, 2012 compared to no cost of revenues for the comparable period in 2011.  The cost of revenues during the year ended December 31, 2012 were primarily the result of contract labor of $554,000, equipment rental of $260,000 and fuel for water pumps of $105,000.

Selling, general, and administrative. Selling, general and administrative expenses increased to $684,138, or approximately 39% of revenues, for the year ended December 31, 2012, as compared to $639,787 for the comparable period in 2011. The expenses during the year ended December 31, 2012 were primarily the result of payroll of $275,775, a loss on disposal of obsolete assets of $73,321 and professional fees associated with the ongoing expenses of being a public reporting company of $229,992. These expenses were offset by a credit of $23,960 due to the reduction of a state tax accrual during the period.

Gain on Sale/lease back. We had a gain on our sale/lease back of $210,273 for the year ended December 31, 2011, as compared to no gain or loss for the year ended December 31, 2012. The gain from sale/lease back during 2011 was attributable to the termination of our 7 remaining years under our prior ten year Conroe, Texas facilities lease and the resulting gain from the amortized amounts realized during the quarter. There was no comparable transaction during 2012.

Gain on derivatives. We had a gain of $225,836 on derivatives in the year ended December 31, 2011 as compared to zero gain for the comparable period in 2012.  The gain in 2011 was primarily attributable to the fair value of the 3,500,000 warrants issued in April 2011 and cancelled in May 2011.  The fair value of $190,513 was recognized as gain when the warrants were cancelled.

Gain on extinguishment of debt. We had a gain on extinguishment of debt of $3,838,682 in the year ended December 31, 2011 as compared to zero gain in the comparable period in 2012.  The gain on extinguishment of debt for the year ended December 31, 2011 was primarily related to the settlement of certain convertible notes issued in 2007.

Gain on liability settlement. We had a gain on liability settlement of $58,975 in the year ended December 31, 2012 compared to a gain of $206,863 in the year ended December 31, 2011.  The gain on settlement for 2012 was related to the settlement with AMIN.  The gain on settlement for 2011 was primarily related to settlement of the outstanding break-up fees incurred with a failed acquisition in late 2007.

Acquisition expenses. We had acquisition expenses of $147,788 in the year ended December 31, 2012, which expenses are attributable to our acquisition of AES. We did not have any acquisition expenses in the comparable period in 2011.

Interest expense. We had interest expense of $63,715 in the year ended December 31, 2012, as compared to $456,056 for the comparable period in 2011.  The expense in 2012 is primarily attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES. The interest expense in 2011 was related to various forms of financing that were all paid in full in May 2011.

Income from discontinued operations.  Our net income from discontinued operations was $4,756,783 which includes the gain on the sale of the assets of $5,308,531 for the year ended December 31, 2011 as compared to no gain for the comparable period in 2012.  The net income from discontinued operations in year ended December 31, 2011 is primarily attributable to our sale of our valve division in May 2011.

Net income (loss). We had net loss of $59,051 for the year ended December 31, 2012 as compared to net income of $8,142,594 for the comparable period in 2011.The loss during the year ended December 31, 2012 was primarily attributable to the acquisition expenses related to the purchase of AES and the disposal of obsolete assets.  The net loss for the year ended December 31, 2012 included non-cash charges related to a loss on disposition of obsolete assets for $73,321, and charges in connection with the issuance of share-based awards of $156,373 totaling $229,694.  The net income for the year ended December 31, 2011 was primarily due to the gain on the sale of our valve division and the gain on the extinguishment of debt.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. We had cash of $379,336 and a working capital deficit of $701,345 as of December 31, 2012 as compared to cash of $76,651 and working capital of $100,965 as of December 31, 2011.

Net cash used in operating activities for year ended December 31, 2012 was $354,376 resulting primarily from the increase in accounts receivable of $1,028,756 offset by adjustments for non-cash items and an increase in payables and accrued expenses of $527,161. Adjustments in non-cash items included $128,275 in non-cash stock for services, $28,098 in amortization of debt discount and $23,442 in depreciation. By comparison, net cash used in operating activities for the year ended December 31, 2011 was $1,946,114 which included $409,021 from discontinued operations.

Net cash used in investing activities for the year ended December 31, 2012 was $561,064 resulting primarily from the acquisition of assets. By comparison, net cash used in investing activities for the year ended December 31, 2011 was $3,670.

Our net cash provided by financing activities was $1,218,125 in the year ended December 31, 2012. This consisted primarily of $1,100,000 in proceeds from the issuance of notes and $115,000 in advances from a related party. Our net cash provided by financing activities for the year ended December 31, 2011 was $2,021,995 consisting of proceeds of $1.4 million from the sale of HVC’s assets and proceeds of $670,000 from the issuance of promissory notes, which amount was offset by the repayment of $49,674 in notes payable.

The net increase in cash for the year ended December 31, 2012 was $302,685 as compared to a net increase in cash of $72,211 for the year ended December 31, 2011.

Promissory Notes - 2012

On December 17, 2012, the registrant issued 10% subordinated secured promissory note in the amount of $150,000 and a warrant to purchase 550,000 shares of the registrant’s common stock. The note is due on December 17, 2013 and bear interest at the ten percent (10%).   The note is secured by the assets of the registrant.  The note was issued with a warrant to purchase 550,000 shares of the registrant’s common stock at an exercise price of $0.09 per share   The warrant is exercisable until five (5) years after the closing date.  The registrant relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

On November 5, 2012, we, and our wholly-owned subsidiary, AES issued a $600,000 10% secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by Apache from Vanderra Resources LLC (see Footnote 5 below). The note is due on March 30, 2013 and bear interest at the ten percent (10%). The notes are secured by the Vanderra equipment purchased with the proceeds. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On October 31, 2012, we issued a $50,000 10% subordinated secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $50,000. The proceeds were used to working capital and general corporate purposes. The note is due on March 30, 2013 and bears interest at the ten percent (10%). The notes are secured by our assets. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On September 24, 2012, we issued $300,000 of principal amount of 10% subordinated secured promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The proceeds were used to fund the cash purchase price of the acquisition of AES and for working capital requirements. The notes are due on September 23, 2013 and bear interest of ten percent (10%). The notes are secured by our assets. The notes were issued with “Class A” warrants to purchase up to 1,800,000 shares of our common stock at an exercise price of $0.10 per share and “Class B” warrants to purchase up to 900,000 shares of the registrant’s common stock at an exercise price of $0.10 per share. The number of Warrant Shares underlying each Class A Warrant equals to the principal amount of the Note subscribed for by a purchaser Subscriber multiplied by six (6) The Class B Warrants are exercisable beginning on the one-year anniversary of the Closing Date (the “Target Date”) and the number of warrant shares underlying the Class B Warrant equals either (A) the principal amount of note subscribed for by a purchaser multiplied by 3 shares, if the Market Price (as defined in the Class B Warrant) on the Target Date is less than $0.20 or (B) 0 shares, if the Market Price on the Target Date is at least $0.20. The Class A Warrants and Class B Warrants are exercisable until five (5) years after the closing date. The Class A Warrants and the Class B Warrants are exercisable on a cashless basis.

Termination of Revolving Credit Facility

                On March 18, 2013, our wholly-owed subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC terminated their $1 million revolving accounts receivable based line of credit facility with Crestmark Bank which was previously entered into November 2012.  A cancellation fee of $4,100 was paid in connection with the termination.

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our newly acquired subsidiary.

The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness. We currently only have 8 employees and lease our office space and south Texas facility on a month to month basis.

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

Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.  The Company elected to have goodwill reviewed for impairment as of December 31, 2012, by an outside party which resulted in no impairment of the goodwill as recorded.

Revenue is recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured.  A job ticket that is completed by AES or STP and signed by the customer's local representative includes the date of services, the type of services and the agreed upon rate for the services.  This document meets the requirements for Items 1, 2 and 3 above.  Collectability is proven over time with any customer, but assumed to be reasonably assured unless history proves differently.

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

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

None.

Item 7A  QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.  FINANCIAL STATEMENTS – HII TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HII Technologies, Inc.

Conroe, Texas

We have audited the accompanying consolidated balance sheets of HII Technologies, Inc. and its subsidiaries (collectively, the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HII Technologies, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

March 22, 2013

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 379,336	$ 76,651
Accounts receivable	1,297,103	-
Current portion of note receivable	11,614	-
Prepaid expense and other current assets	55,515	85,389
Total current assets	1,743,568	162,040

Property and equipment, net of accumulated depreciation of $23,442	537,881	-
Note receivable, net of current portion	3,722	-
Goodwill	1,897,380	-
Total assets	$ 4,182,551	$ 162,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 364,974	$ 4,467
Accounts payable and other liabilities, related parties	340,248	-
Accrued expenses and other liabilities	323,417	56,608
Current portion of notes payable - related parties, net of discount of $13,133	520,200	-
Current portion of secured notes payable, net of discount of $103,926	896,074	-
Total current liabilities	2,444,913	61,075

Long term liabilities:
Notes payable - related parties net of current portion	866,667	-
Total liabilities	3,311,580	61,075

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
43,317,683 and 33,820,183 shares issued and outstanding	43,317	33,820
Additional paid-in-capital	26,913,135	26,093,575
Accumulated deficit	(26,085,481)	(26,026,430)
Total stockholders' equity	870,971	100,965

Total liabilities and stockholders' equity	$ 4,182,551	$ 162,040

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012 and 2011

	2012	2011

REVENUES	$ 1,751,434	$ -

COST OF REVENUES	973,819	-

GROSS PROFIT	777,615	-

OPERATING EXPENSES:
Selling, general and administrative	684,138	639,787
Gain on sale/leaseback	-	(210,273)

Total operating expenses	684,138	429,514

INCOME (LOSS) FROM CONTINUING OPERATIONS	93,477	(429,514)

OTHER INCOME (EXPENSE)
Gain on derivatives	-	225,836
Gain on extinguishment of debt	-	3,838,682
Gain on liability settlement	58,975	206,863
Acquisition expenses	(147,788)	-
Interest expense	(63,715)	(456,056)

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(59,051)	3,385,811

INCOME FROM DISCONTINUED OPERATIONS
(including gain on disposal of $5,308,531 in May 2011)	-	4,756,783

NET INCOME (LOSS)	$ (59,051)	$ 8,142,594

Basic net income (loss) per share from continuing operations	$ (0.00)	$ 0.10
Basic net income per share from discontinued operations	(0.00)	0.13
Basic net income (loss) per share	(0.00)	0.23

Diluted net income (loss) per share from continuing operations	$ (0.00)	$ 0.09
Diluted net income per share from discontinued operations	(0.00)	0.13
Diluted net income (loss) per share	(0.00)	0.23

Weighted average shares outstanding-Basic	36,952,731	35,619,523
Weighted average shares outstanding-Diluted	36,952,731	35,889,314

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2011 and 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2010	38,374,383	$ 38,374	$ 26,318,977	$(34,169,024)	$(7,811,673)

Common stock issued with debt	75,000	75	8,809	-	8,884
Common stock issued for finder's fees	1,250,000	1,250	67,625	-	68,875
Common stock issued for services	15,000	15	810	-	825
Warrant adjustment in conjunction with debt settlement	-	-	48,794	-	48,794
Repurchase and cancellation of common stock	(5,894,200)	(5,894)	(351,440)	-	(357,334)
Net loss	-	-	-	8,142,594	8,142,594

Balances at December 31, 2011	33,820,183	$ 33,820	$ 26,093,575	$(26,026,430)	$ 100,965

Common stock issued for services	2,935,000	2,935	118,835	-	121,770
Common stock issued in purchase of Apache Energy Services LLC	6,500,000	6,500	546,000	-	552,500
Warrants issued in conjunction with notes payable	-	-	145,157	-	145,157
Warrants exercised	62,500	62	3,063	-	3,125
Stock options issued for services	-	-	6,505	-	6,505
Net loss	-	-	-	(59,051)	(59,051)

Balances at December 31, 2012	43,317,683	$ 43,317	$ 26,913,135	$(26,085,481)	$ 870,971

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012 and 2011
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (59,051)	$ 8,142,594
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of assets from discontinued operations	-	(5,308,531)
Gain on extinguishment of debt	-	(3,838,682)
Gain on liability settlement	-	(206,863)
Amortization of note payable discount	28,098	203,888
Stock-based compensation	128,275	69,700
Gain on derivative liabilities	-	(225,836)
Depreciation	23,442	-
Changes in:
Accounts receivable	(1,028,756)	-
Prepaid expense and other current assets	26,455	(48,426)
Deposits	-	17,840
Accounts payable	322,586	38,402
Accounts payable and other liabilities - related parties	-	(157,350)
Accrued expenses	204,575	1,648
Deferred gain	-	(225,477)
Net cash used in continuing operations	(354,376)	(1,537,093)
Net cash used in discontinued operations	-	(409,021)
Net cash used in operating activities	(354,376)	(1,946,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of AES, net of cash received	(44,861)	-
Cash paid for purchase of property and equipment	(516,203)	-
Cash used in continuing operations	(561,064)	-
Cash used in discontinued operations	-	(3,670)
Cash used in investing activities	(561,064)	(3,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	115,000	-
Proceeds from exercise of warrants	3,125	-
Payments on notes payable	-	(49,674)
Proceeds from notes payable - related party	100,000	142,000
Proceeds from notes payable	1,000,000	528,000
Net cash provided by continuing operations	1,218,125	620,326
Net cash provided by discontinued operations	-	1,401,669
Net cash provided by financing activities	1,218,125	2,021,995

NET INCREASE IN CASH AND CASH
EQUIVALENTS	302,685	72,211

CASH AND CASH EQUIVALENTS, beginning of period	76,651	4,440

CASH AND CASH EQUIVALENTS, end of period	$ 379,336	$ 76,651

Supplemental disclosures:
Cash paid for income taxes	$ 26,088	$ -
Cash paid for interest	10,534	-

Non-cash financing transactions:
Notes issued in connection with acquisition of AES	1,300,000	-
Shares issued in connection with acquistion of AES	552,500	-
Payable related to working capital adjustment in acquisition of AES	225,248	-
Settlement of liabilities and purchase of treasury stock paid directly by buyer	-	4,630,482
Settlement of convertible notes through issuance of notes	-	500,000
Accrued interest and fees added to debt principal	-	88,886
Debt discount due to shares and warrants issued with debt	145,157	199,397
Derivative liability credited to additional paid in capital	-	48,794

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. HII Technologies, Inc. (“we”, “our”, “the Company” or “HII”) (f/k/a Hemiwedge Industries, Inc.) is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries, Apache Energy Services, LLC (dbas “AES Water Solutions” and “AES Safety Services”; collectively “AES”) and KMHVC, Inc. (dba “South Texas Power” and “STP”).  The Company’s total water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with the water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, drilling and completion activities and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs.  The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

The Company changed its name in August 2011 to HII Technologies, Inc. in connection with selling the name and assets of its oilfield valve technology it had previously developed. Since the sale of its oilfield product line in 2011, it has focused on water, power and safety market segments of oilfield services.

On February 11, 2009, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from “Shumate Industries, Inc.” to "Hemiwedge Industries, Inc." This amendment was approved and in September 2011, we changed our named to “HII Industries, Inc.” as required in connection with the May 2011 asset sale.

Principles of consolidation. The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC and Apache Energy Services, LLC, a Nevada limited liability company (dba “AES”). Significant inter-company accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012, through the date of the acquisition, September 27, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

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

Customer Concentration and Credit Risk. Two customers represented 82% of revenues for the year ended December 31, 2012. The Company believes it will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable.  Accounts receivable are comprised of unsecured amounts due from customers.  The Company carries it accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of December 31, 2012, no allowance for bad debts was required.

Property and Equipment.  Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to five years.

Long-lived Assets.  The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Goodwill.  Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.  The Company elected to have goodwill reviewed for impairment as of December 31, 2012, by an outside party which resulted in no impairment of the goodwill as recorded.

Revenue Recognition.  Revenue is recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured. AES and STP receive a verbal order from the customer for services to be rendered.

Cost of Revenues.  Cost of revenue includes all direct expenses incurred to produce the revenue for the period.  This includes, but is not limited to, employee cost, contract labor, equipment rental, equipment maintenance, and fuel.  Cost of revenues are recorded in the same period as the resulting revenue.

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

Basic and Diluted Net Income per Share.  Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the dilutive effects of common stock equivalents calculated using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  For the year ended December 31, 2012 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Adopted Accounting Standards.  No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITION

On September 27, 2012, we closed the acquisition of all of the outstanding membership interests of AES pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012, by and among the Company, AES and the members of AES (the “Purchase Agreement”).  The purchase price consisted of: (a) cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the closing occurred and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (see Note 5), and (c) 6,500,000 common shares, which shares vest pursuant to restricted stock agreements.

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

Unaudited pro forma operation results for the year ended December 31, 2012 as though the Company had acquired AES on the first day of fiscal year 2012 are set forth below.

PROFORMA STATEMENT OF OPERATIONS
For the year ended December 31, 2012
(unaudited)

REVENUES	$ 3,071,645

COST OF REVENUES	1,776,275

GROSS PROFIT	1,295,370

OPERATING EXPENSES:
Selling, general and administrative	637,973
Professional fees	23,720

Total operating expenses	661,693

NET INCOME FROM OPERATIONS	633,677

NOTE 3 – DISCONTINUED OPERATIONS

On May 10, 2011, HII’s wholly owned subsidiary HVC consummated the sale of substantially all of HVC’s assets to Chromatic Industries, Inc. (“Purchaser”). The sale was affected pursuant to an asset purchase agreement (the “Purchase Agreement”) pursuant to which HVC transferred substantially all of its assets and certain enumerated liabilities to the Purchaser. The aggregate purchase price was $7,688,174 consisting of $6,032,151 in cash and assumption by Purchaser of $1,656,023 of accounts payable and certain liabilities of HVC.

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

The results of operations are presented under the caption “Income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2012 and 2011 included the following:

	December 31, 2012	December 31, 2011

Salaries and bonus payable	84,557	$ -
Sales tax payable	124,207	-
Payable to broker for AES transaction	63,000	-
Interest payable	25,452	-
Accrued state margin tax	-	50,000
Other	26,201	6,608

Total Assets	$ 323,417	$ 56,608

NOTE 5 – NOTES PAYABLE

On September 24, 2012, we issued $300,000 of secured promissory notes to three investors, of which $50,000 was issued to a related party.  The notes bear annual interest of 10%, mature on September 23, 2013 and are secured by Company’s assets.  The notes were issued with 1,800,000 “Class A” warrants which have an exercise price of $0.10 per share and a term of 5 years and 900,000 “Class B” warrants which have an exercise price of $0.10 per share and a term of 5 years. The Class A warrants are exercisable at the date of issuance.  The Class B warrants are exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.  The relative fair value of the Class A warrants amounting to $105,059 was recognized as a debt discount and is amortized over the term of the notes.   The relative fair value of the Class B stock warrants amounting to $63,679 will be recorded once the contingency described above has been resolved.

In connection with the acquisition of AES (see Note 2), we issued $1,300,000 of subordinated secured promissory notes to the members of AES.  The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.

On October 31, 2012, the Company issued a $50,000 subordinated secured promissory note to a related party.  The note bears annual interest of 10% and matures on March 30, 2013.

On November 5, 2012, we and our wholly owned subsidiary AES issued a $600,000 secured promissory note to Reserve Financial Corp. (“RFC”).  The note bears annual interest of 10% and matures on March 30, 2013.  The proceeds were used to purchase certain water transfer assets from Vanderra Resources, LLC (under its Chapter 11 proceeding with the United States Bankruptcy Court for the Northern District of Texas), including trucks, trailers, piping and related equipment.  The total purchase price paid for the assets was $586,500.  To secure repayment of this note, AES granted Reserve Financial Corp. a first priority security interest in the assets purchased.

On December 17, 2012, the Company issued a $150,000 secured promissory note to Reserve Financial Corp.  The note bears annual interest of 10% and matures on December 17, 2013. The Company issued 550,000 warrants in conjunction with the note.  The related fair value of the warrants amounting to $40,098 was recorded as a debt discount and is amortized over the term of the note.

A summary of the activity in notes payable for the year ended December 31, 2012 is shown below:

Notes payable - related parties

Balance at January 1, 2012	$ -
Notes issued to related parties in connection with acquisition of Apache	1,300,000
Borrowings from related party	100,000
Less: note discount	(17,510)
Add: amortization of note discount	4,377
1,386,867
Less - current maturities, net - related party	(520,200)
Long-term notes payable, net December 31, 2012	$ 866,667

Notes payable - third parties

Balance at January 1, 2012	$ -
Borrowings from third parties	1,000,000
Less: note discount	(127,647)
Add: amortization of note discount	23,721
896,074
Less - current maturities, net - third parties	(896,074)
Long-term notes payable, net December 31, 2012	$ -

NOTE 6 – LINE OF CREDIT

On November 8, 2012, the Company’s wholly-owned subsidiaries, KMHVC, Inc. and AES (collectively, the “Borrower”) entered into a $1 million revolving accounts receivable based line of credit facility with Crestmark Bank.  The line of credit provides for the Borrower to have access to the lesser of (i) $1 million or (ii) 80% of Eligible Accounts (as defined in the line of credit documents). The line of credit is paid for by the assignment of the Borrower’s accounts receivable to Crestmark and is secured by the Borrower’s assets. The line of credit bears annual interest of 2.00% in excess of the prime rate reported by the Wall Street Journal per annum and an early termination fee of $20,000 if the line of credit is terminated prior to October 31, 2014.  The Company guaranteed repayment of the line of credit, which guaranty is secured by the Company’s assets.  As of December 31, 2012, the Borrower had not received any funds from the line of credit.  This line of credit was cancelled on March 18, 2013 (see Footnote 13 below).

NOTE 7 – INCOME TAXES

HII uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  HII has incurred significant net losses in past years and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $26,680,000 and $26,400,000 at December 31, 2012 and 2011, respectively, and will expire in the years 2022 through 2032.

At December 31, 2012 and 2011, deferred tax assets consisted of the following:

	December 31, 2012	December 31, 2011

Deferred tax asset	$ 9,339,000	$ 9,248,000
Valuation of allowance	(9,339,000)	(9,248,000)

Net deferred tax asset	$ -	$ -

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  HII has incurred significant ownership changes beginning in 2005 through 2012.  As the result of the ownership change, HII’s use of net operating losses through the date of change may be restricted.

NOTE 8 – COMMON STOCK

In January 2011, HII issued 75,000 shares to a note holder in connection with the loan referenced in Note 4 above.  The shares were valued and recorded at their fair value of $8,884.  This cost was recorded as debt discount and was amortized over the life of the loan using the effective interest method.

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

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the Plan is 10,000,000 shares, subject to adjustment.  As of December 31, 2012, we had 6,865,000 shares available for issuance under our 2012 Stock Incentive Plan.

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

In connection with the acquisition of AES, the Company entered into a consulting agreement for business development advisory services in which the consultant would be issued 750,000 shares of common stock under the Plan upon the close of the acquisition.  These shares have a fair value of $63,000 which was recorded as stock-based compensation expense for the year ended December 31, 2012.  Up to a maximum of 750,000 additional shares will be issued to the consultant if AES meets certain performance targets.

On October 10, 2012, HII issued 100,000 shares under the Plan for consulting services.  The fair value of the stock was recorded at $8,500.

On December 14, 2012, a warrant holder exercised warrants, issued in 2009, for 62,500 shares of common stock at an exercise price of $0.05 for a total of $3,125.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through June 30, 2012 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 8,815,140 shares have been issued through December 31, 2012, and 393,000 options are outstanding as of December 31, 2012.

During the year ended December 31, 2011, no options were granted or exercised and 915,000 expired.

During the year ended December 31, 2012, 353,000 options were granted and valued at $20,033 using the Black-Scholes pricing model.   Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             249.22%  - 407.11%

Risk free interest rate            0.78% - 0.82%

Expected dividend yield         0.00%

The 153,000 options vested immediately while the 200,000 options vest at a rate of 33.33% per year starting December 18, 2013.  Stock compensation expense recognized for the year ended December 31, 2012 related to these options amounted to $6,505. Unrecognized compensation cost as of December 31, 2012 of $13,528 is expected to be recognized over a period of 2.95 years.

Warrants

In April 2011, HII issued a 15-month common stock warrant to purchase 3,500,000 shares of our common stock at an exercise price of $0.001 per share to a single accredited investor in conjunction with a $900,000 10% secured promissory note. These warrants were cancelled in May 2011 in connection with the asset sale (see Note 3).

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

In September 2012, HII issued 1,800,000 Class A warrants and 900,000 Class B warrants with the certain promissory notes (see Note 4).  Both Class A and Class B warrants have an exercise price of $0.10 and a term of 5 years.   The Class A warrants are exercisable at the date of issuance.  The Class B Warrants are exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility                  277%

Risk free interest rate              0.66%

Expected dividend yield         0.00%

On December 17, 2012, the Company issued 550,000 warrants in conjunction with the $150,000 note (see Note 4).  The warrants have an exercise price of $0.09 and a term of 5 years.

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility                  249.22%

Risk free interest rate              0.74%

Expected dividend yield         0.00%

Summary information regarding options and warrants is as follows:

		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Weighted	Aggregate
	Options	Remaining Life	Exercise Price	Intrinsic Value	Warrants	Remaining Life	Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2010	955,000	1.85	$ 0.42	$ 4,000	6,286,547	2.15	$ 0.35	$ 46,250
Year ended December 31, 2011:
Granted	-		-		3,500,000		0.001
Exercised	-		-		-		-
Forfeited	(915,000)		0.43		(4,910,936)		0.144
Outstanding at December 31, 2011	40,000	1.96	$ 0.25	$ -	4,875,611	2.02	$ 0.27	$ -
Year ended December 31, 2012:
Granted	353,000		0.10		3,250,000		0.098
Exercised	-		-		(62,500)		0.05
Forfeited	-		-		(869,842)		0.61
Outstanding at December 31, 2012	393,000	4.20	$ 0.12	$ -	7,193,269	2.91	$ 0.15	$ 57,500

NOTE 10 – SETTLEMENT

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

As of December 31, 2012, management believes this receivable is uncollectible and has written off the balance of $14,000.

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

On June 29, 2012, we entered into a mutual release and settlement agreement with American.  Under the terms of the settlement agreement, we agreed to convey100% of all capital stock of SMW to American’s designee.  In addition, American agreed to indemnify and hold harmless any past or present officers and/or directors of SMW from payment of SMW’s IRS tax liability.  At closing, American paid us $20,000 in cash and issued a $20,000 4% promissory note, to be paid in equal monthly installments of $1,000 until paid in full.  The note was personally guaranteed by Daniel Dror, American’s CEO.  American also transferred 296,000 shares of our common stock held by it to our legal counsel in consideration of our legal expenses on the matter.  The settlement from this transaction resulted in a net gain of $48,880.  During the year ended December 31, 2012, the Company received all required payments from American according to the terms of the note.

In addition the Company settled two payables which resulted in the remaining gain of $2,580.

NOTE 11 – RELATED PARTY TRANSACTIONS

On September 24, 2012, we issued $50,000 of secured promissory note to a related party.  The notes bear annual interest of 10%, matures on September 23, 2013 and is secured by Company’s assets.

In connection with the acquisition of AES (see Note 2), we issued $1,300,000 of subordinated secured promissory notes to the members of AES.  The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.  The members received 6,500,000 shares of common stock (see Note 2) and are considered related parties based greater than 5% ownership.

On October 31, 2012, the Company issued a $50,000 subordinated secured promissory note to a related party.  The note bears annual interest of 10% and matures on March 30, 2013.

Related party notes are summarized below:

Notes payable - related parties

Balance at January 1, 2012	$ -
Notes issued to related parties in connection with acquisition of Apache	1,300,000
Borrowings from related party	100,000
Less: note discount	(17,510)
Add: amortization of note discount	4,377
1,386,867
Less - current maturities, net - related party	(520,200)
Long-term notes payable, net December 31, 2012	$ 866,667

In addition to the notes, a member of the Board provided cash advances to the Company totaling $140,000 and received $25,000 in repayment leaving a balance due as of December 31, 2012, of $115,000.

Pursuant to the Purchase Agreement described in Note 2 above a portion of the purchase price of AES was subject to a working capital adjustment calculation.  The balance due as of December 31, 2012, is $225,248.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In October 2012, the Company entered into a month-to-month lease agreement with an individual in Oklahoma for a yard facility for its equipment storage at a cost of $2,000 per month.

In November 2012, the Company entered into a month to month lease agreement with 710 Post Oak LC for executive office space at a cost of $1,250 per month.

On November 1, 2012, the Company entered into a six month lease agreement with an equipment vendor for certain of its equipment at $34,272 a month.  On February 6, 2013, the Company entered into an additional equipment lease with this same equipment vendor for a period of six months at a rate of $14,310 per month.

On December 17, 2012, the Company entered into a month-to-month lease with Phoenix Contracting LLC in South Texas for a facility and four acre yard for six months at a cost of $2,500 per month.

On December 7, 2012, the Company's subsidiary, STP, entered into a strategic alliance agreement with Power Reserve Corp. (PRC) for an operating lease of equipment.  Under the agreement, PRC has agreed to fund the purchase of generators and light tower equipment for STP's rental inventory.  Under the agreement, STP's monthly lease payments to PRC shall be calculated as 50% of monthly rental revenue earned on the leased equipment, after STP shall have deducted the fixed monthly minimum amount of $30,000.  The lease effectively started in January 2013.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company.  The Company leased 14 vehicles under this master lease with monthly lease payments totaling approximately $7,500.

NOTE 13 – SUBSEQUENT EVENTS

In January 2013, AES entered into a sale-leaseback arrangement with Enterprise Financial under which it sold certain of the truck fleet it purchased in November 2012 from Vanderra Resources LLC.  The sale transaction resulted in proceeds of approximately $87,000.  The trucks were leased back under a master lease with Enterprise Financial that will also allow the Company to lease additional trucks as needed to support the growth of the business.

On January 10, 2013, the Company issued 350,000 shares of its common stock with a fair value of $31,500 as an advance on future operating lease payments that may be due under the terms of its strategic alliance agreement with PRC (see also Note 12).

On January 23, 2013, AES entered into a 3 year employment agreement with an executive to lead its new safety services division.  The agreement includes provisions for base pay, quarterly bonuses and stock options.  The stock option agreement contains vesting triggers based on performance of the new division and could yield from zero to 350,000 shares of stock with an exercise price of $0.15 per share or 85% of the fair market value of HII stock on the date of the grant, whichever is greater.

On March 18, 2013, the Company terminated the line of credit with Crestmark Bank.  Pursuant to the terms of the agreement the Company paid a cancellation fee of $4,100.

Item 8.  FINANCIAL STATEMENTS – APACHE ENERGY SERVICES, LLC

To the Members of

Apache Energy Services, LLC

Forth Worth, Texas

We have audited the accompanying balance sheet of Apache Energy Services, LLC (the “Company”) as of September 27, 2012 and the related statements of operations, members’ equity and cash flows for the period from January 4, 2012 (inception) to September 27, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Energy Services, LLC as of September 27, 2012, and the results of its operations and its cash flows for the period from January 4, 2012 (inception) to September 27, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 6, 2012

APACHE ENERGY SERVICES, LLC
BALANCE SHEET
As of September 27, 2012

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
For the period from January 4, 2012 (inception) to September 27, 2012

REVENUES	$ 1,320,211

COST OF REVENUES	802,456

GROSS PROFIT	517,755

OPERATING EXPENSES:
Selling, general and administrative	27,156
Professional fees	23,720

Total operating expenses	50,876

INCOME FROM OPERATIONS	466,879

OTHER EXPENSE
Interest expense	(2,861)

NET INCOME	$ 464,018

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF MEMBERS' EQUITY
For the period from January 4, 2012 (inception) to September 27, 2012

	Members'	Retained	Members'
	Capital	Earnings	Equity

Capital contributions	$ 36,350	$ -	$ 36,350

Member distributions	(70,000)	-	(70,000)

Net income for the period	-	464,018	464,018

Balance at September 27, 2012	$ (33,650)	$ 464,018	$ 430,368

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF CASH FLOWS
For the period from January 4, 2012 (inception) to September 27, 2012

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

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Apache Energy Services, LLC (“AES”, “we”, “our”, “us” or the “Company”) provides water transfer services in connection with the hydraulic fracturing (“fracing”) of oil and gas reservoirs. AES arranges for up to millions of gallons to be delivered to frac pads and drill sites. The water transfer services can range from drilling water wells and digging water storage pits to arranging for miles of above ground temporary pipe and high volume pumps to address all of the logistics needs of water during fracing for an oilfield operator.  Once a frac job is completed, AES transfers the pipe, pumps and other temporary infrastructure to another location at the request of its customers.

Basis of presentation.  On September 27, 2012, HII Technologies, Inc. (“HII”) acquired all of AES outstanding membership interests pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among AES, the members of AES and HII.   AES was deemed the predecessor entity in this transaction.   The financials included herein are presented at their historical basis.

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

Accounts Receivable.  Accounts receivable are comprised of unsecured amounts due from customers. AES carries it accounts receivable at their face amounts less an allowance for bad debts.  The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of September 27, 2012, no allowance for bad debts was required for AES’ receivable accounts.

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

Impairment of Long-lived Assets.  The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Property and equipment at September 27, 2012 consists of the following:

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

NOTE 4 – MEMBERS’ EQUITY

AES was formed on January 4, 2012, by two members.  Each original member has a 50% ownership in the Company.  During the period ended September 27, 2012, the members contributed $36,350.  During the same period, the  members received distributions totaling $70,000 from the net earnings of the Company.

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

NOTE 6 – SUBSEQUENT EVENTS

AES did not have any other subsequent events through December 6, 2012, which is the date the financial statements were available to be issued for events requiring recording or disclosure in the financial statements for the period ended September 27, 2012.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation of our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits us provide only management’s report in this annual report

Limitations on Effectiveness of Controls and Procedures

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012 (2013 Proxy Statement) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 15. EXHIBITS. -

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

2.5

Asset Purchase Agreement dated May 10, 2011by and among Chromatic Industries, Inc., a Texas corporation, Hemiwedge Industries, Inc., a Delaware corporation, Hemiwedge Valve Corporation, a Texas corporation, incorporated by reference to our Registration Statement on Form 10 filed on September 14, 2011(File No. 000-30291)

2.6

Securities Purchase Agreement dated as of September 26, 2012 by and among HII Technologies, Inc., Brent Mulliniks, Billy Cox and Apache Energy Services, LLC, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

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

3.5

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 2011 incorporated by reference to our Registration Statement on Form 10 filed on September 14, 2011(File No. 000-30291)

3.6

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 31, 2011 incorporated by reference to our Registration Statement on Form 10 filed on September 14, 2011(File No. 000-30291)

4.1

Specimen Certificate of common stock, incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

4.2

Form of 5% Subordinated Secured Promissory Note issued by HII Technologies, Inc. and Apache Energy Services, LLC, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

4.3

Form of 10% Subordinated Secured Promissory Note issued by HII Technologies, Inc.,  incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

4.4

Form of Class A Warrant, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

4.5

Form of Class B Warrant, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

4.6

10% Subordinated Promissory Note dated October, 31, 2012, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

4.7

10% Secured Promissory Note dated November 5, 2012, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

4.8

Promissory Note to Crestmark Bank, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

4.9

10% Subordinated Secured Promissory Note dated December 17, 2012 (1)

4.10

Warrant dated December 17, 2012 (1)

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

10.4

2012 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on April 16, 2012 (Filed No 333-180751).

10.5

Mutual Settlement and Release Agreement, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

10.6

Security Agreement by and among HII Technologies, Inc., Apache Energy Services, LLC, Brent Mulliniks and Billy Cox, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.7                          Employment Agreement dated as of September 27, 2012 between Apache Energy Services, LLC and Brent Mulliniks, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.8                          Employment Agreement dated as of September 27, 2012 between Apache Energy Services, LLC and Billy Cox, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.9                          Registration Rights Agreement dated as of September 27, 2012, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.10                        Form of Restricted Stock Agreement, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.11                        Subscription Agreement dated as of September 26, 2012 by and among HII Technologies, Inc. and the purchaser set forth therein, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.12                        Security Agreement dated as of September 26, 2012 by and among HII Technologies, Inc. and the secured parties set forth therein, incorporated by reference to our Current Report on Form 8-K dated September 26, 2012 and filed on October 2, 2012.

10.13                        Security Agreement with Reserve Financial Corp, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

10.14                        Strategic Alliance Agreement with Power Reserve Corp. and KMHVC, Inc. dba South Texas Power (1)

10.15                        Security Agreement dated December 17, 2012 (1)

21.1                          Subsidiaries (1)

31.1                         Certification of Matthew C. Flemming pursuant to Rule 13a-14(a). (1)

32.1                         Certification of Matthew C. Flemming pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

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

/s/Matthew C. Flemming

President, Chief Executive Officer,

March 22, 2013

Matthew C. Flemming

Chief Financial Officer, Secretary,

Treasurer and Director

(Principal Executive and Financial

And Accounting Officer)

/s/ Kenton C. Chickering III

Director

March 22, 2013

Kenton C. Chickering III

/s/ Leo B. Womack

Director

March 22, 2013

Leo B. Womack

/s/ Brent Mulliniks

Director

March 22, 2013

Brent Mulliniks