Form 10-Q
period 2013-03-31
HII Technologies, Inc.
filed 2013-05-15
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes         No     X

As of May 1, 2013, 44,042,683 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2013

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 152,375	$ 379,336
Accounts receivable	2,306,770	1,297,103
Current portion of note receivable	12,484	11,614
Prepaid expense and other current assets	67,896	55,515

Total current assets	2,539,525	1,743,568

Property and equipment, net of accumulated depreciation of $34,844 and $23,442	401,643	537,881
Note receivable, net of current portion	-	3,722
Deposits	31,500	-
Goodwill	1,897,380	1,897,380

Total assets	$ 4,870,048	$ 4,182,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,041,342	$ 364,974
Accounts payable and other liabilities, related parties	379,448	340,248
Accrued expenses and other liabilities	495,368	323,417
Current portion of notes payable - related parties, net of discount of $8,756 and $13,133	524,577	520,200
Current portion of secured notes payable, net of discount of $72,012 and $103,926	862,988	896,074

Total current liabilities	3,303,723	2,444,913

Long term liabilities:
Notes payable - related parties net of current portion	758,333	866,667

Total liabilities	4,062,056	3,311,580

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,44,042,683 and 43,317,683 shares issued and outstanding	44,042	43,317
Additional paid-in-capital	26,963,820	26,913,135
Accumulated deficit	(26,199,870)	(26,085,481)

Total stockholders' equity	807,992	870,971

Total liabilities and stockholders' equity	$ 4,870,048	$ 4,182,551

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2013 and 2012
(unaudited)

	2013	2012

REVENUES	$ 2,609,773	$ -

COST OF REVENUES	2,077,481	-

GROSS PROFIT	532,292	-

OPERATING EXPENSES:
Selling, general and administrative	550,731	76,333

Total operating expenses	550,731	76,333

LOSS FROM OPERATIONS	(18,439)	(76,333)

OTHER INCOME (EXPENSE)
Interest expense	(78,451)	-

NET LOSS BEFORE INCOME TAXES	(96,890)	(76,333)

PROVISION FOR INCOME TAXES	(17,499)

NET LOSS	$ (114,389)	$ (76,333)

Basic and diluted net loss per share	$ -	$ -

Weighted average shares outstanding-Basic and diluted	43,741,294	33,820,183

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three monthes ended March 31, 2013
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2012	43,317,683	$ 43,317	$ 26,913,135	$(26,085,481)	$ 870,971

Common stock issued for lease deposit	350,000	350	31,150	-	31,500
Warrants exercised	375,000	375	18,375	-	18,750
Stock options issued for services	-	-	1,160	-	1,160
Net loss	-	-	-	(114,389)	(114,389)

Balances at March 31, 2013	44,042,683	$ 44,042	$ 26,963,820	$(26,199,870)	$ 807,992

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2013 and 2012
(unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (114,389)	$ (76,333)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	36,291	-
Stock-based compensation	1,160	6,120
Depreciation	29,374	-
Changes in:
Accounts receivable	(1,009,667)	-
Prepaid expense and other current assets	(12,381)	59,410
Other assets	2,852	-
Accounts payable	676,368	12,201
Accounts payable and other liabilities - related parties	35,000	-
Accrued expenses	171,951	16,983
Net cash provided by (used in) operating activities	(183,441)	18,381

CASH FLOWS FROM INVESTING ACTIVITY:
Cash received from the sale of property and equipment	42,776	-
Cash paid for purchase of property and equipment	(19,087)	-
Cash provided by investing activity	23,689	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from exercise of warrants	18,750	-
Proceeds from sale-leaseback transaction	87,375	-
Payments on notes payable	(173,334)	-
Net cash used in financing activity	(67,209)	-

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(226,961)	18,381

CASH AND CASH EQUIVALENTS, beginning of period	379,336	76,651

CASH AND CASH EQUIVALENTS, end of period	$ 152,375	$ 95,032

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	22,616	-

Noncash investing and financing activities
Unpaid additions to property and equipment Common stock issued for lease deposit	4,200 31,500	- -

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 contained in HII Technologies’ Form 10-K originally filed with the Securities and Exchange Commission on March 24, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2012 and 2011 as reported in the Company’s Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc. (dba “STP”) and Apache Energy Services, LLC (“AES”).  AES launched a new operating division in January 2013 providing safety consultancy services to the oilfield industry.  Significant intercompany accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012 through March 31, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

NOTE 2 – ACQUISITION

On September 27, 2012, we closed the acquisition of all of the outstanding membership interests of AES pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012, by and among the Company, AES and the members of AES (the “Purchase Agreement”).  The purchase price consisted of: (a) cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the closing occurred and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes, and (c) 6,500,000 common shares, which shares vest pursuant to restricted stock agreements.

The acquisition of AES has been accounted for as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.

NOTE 3 – NOTES PAYABLE

A summary of the activity in notes payable for the three months ended March 31, 2013 is shown below:

Note payable - related parties

Balance at January 1, 2013	$ 1,386,867
Less: payments on notes payable	(108,334)
Add: amortization of note discount	4,377
1,282,910
Less - current maturities, net - related party	(524,577)
Long-term notes payable, net March 31, 2013	$ 758,333

Notes payable -third parties

Balance at January 1, 2013	$ 896,074
Less: payments on notes payable	(65,000)
Add: amortization of note discount	31,914
862,988
Less - current maturities, net - third parties	(862,988)
Long-term notes payable, net March 31, 2013	$ -

NOTE 4 – COMMON STOCK

On January 10, 2013 and pursuant to the December 7, 2012 agreement with Power Reserve Corp. (“PRC”) the Company issued 350,000 shares of common stock to PRC as a prepayment toward future lease payments.  The shares were valued at $31,500 and are reported as deposits in the consolidated balance sheets.

On March 4, 2013, a warrant holder exercised warrants to purchase 375,000 common shares at an exercise price of $0.05, for a total of $18,750.

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2001 Stock Option Plan reserved 285,714 common shares and 300,571 stock options have been granted through June 30, 2012 of which 300,571 options have expired unexercised, and (b) the 2005 Stock Incentive Plan reserved 10,000,000 shares, of which 9,165,140 shares have been issued through March 31, 2013, and 743,000 options are outstanding as of March 31, 2013.

During the quarter ended March 31, 2013, no options were exercised or expired.

During the quarter ended March 31, 2013, 350,000 options were granted to an employee and valued at $41,720 using the Black-Scholes pricing model.   Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             245.43%

Risk free interest rate             0.76%

Expected dividend yield         0.00%

The 350,000 options will vest based on achievement of certain revenue targets, none of which have been met as of March 31, 2013.

Stock compensation expense recognized for the quarter ended March 31, 2013 related to prior issued options amounted to $1,160. Unrecognized compensation cost as of December 31, 2012 of $12,367 is expected to be recognized over a period of 2.67 years.

Warrants

On March 4, 2013, a warrant holder exercised warrants to purchase 375,000 common shares at an exercise price of $0.05, for a total of $18,750.

During the three months ended March 31, 2013, no warrants were granted or expired unexercised.

A summary of activity in options and warrants is as follows:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2012	393,000	4.20	$ 0.12	$ -	7,193,269	2.91	$ 0.15	$ 57,500

Quarter ended March 31, 2013
Granted	350,000		0.15		-		-
Exercised	-		-		(375,000)		0.05
Forfeited	-		-		-		-

Outstanding at March 31, 2013	743,000	4.36	$ 0.13	$ 24,680	6,818,269	2.71	$ 0.16	$ 276,750

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2013, a member of the Board provided cash advances to the Company totaling $35,000, resulting to an outstanding balance of $150,000 as of March 31, 2013.  In addition, a member of the Board purchased equipment for STP at a cost of $4,200 and sold it to the Company for the same cost.  This amount is outstanding as of March 31, 2013.  The outstanding amounts are included in accounts payable and other liabilities - related parties in the consolidate balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various operating leases for office and storage facilities for terms ranging from month to month to six months.  Rent expense for the three months ended March 31, 2013 for these leases amounted to $17,250.

On December 7, 2012, the Company's subsidiary, STP, entered into a strategic alliance agreement with PRC for an operating lease of equipment.  Under the agreement, PRC has agreed to fund the purchase of generators, light towers and related equipment for STP's rental fleet.  Under the agreement, STP's monthly lease payment to PRC is calculated as 50% of monthly rental revenue earned on the leased PRC equipment, after a minimum fixed monthly amount of $30,000 in STP revenues has been achieved.  The lease effectively started in January 2013, and in January 2013 the Company issued 350,000 shares of common stock as a deposit for future lease payments (see Note 4 above). In addition, the lease contained a provision for a minimum of $10,000 in payments per month for the first 3 months, which was paid by the Company.  During the quarter ended March 31, 2013, STP recognized $39,940 in lease expense.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company.  The Company leased 21 vehicles under this master lease with monthly lease payments totaling approximately $17,875.  7 of the leased vehicles resulted from a sale/leaseback transaction with Enterprise in January 2013 where Enterprise purchased 7 vehicles from the Company for $87,375 resulting in a net loss of $11,773.  $2,133 of the loss was recognized immediately and the remainder is being amortized over the life of each respective lease.

NOTE 8 – SUBSEQUENT EVENTS

On April 1, 2013, an employee was granted options for 500,000 common shares at an exercise price of $0.15 per share. The options have a term of five years and vest monthly over a period of twenty four months.  A director was also granted options for 500,000 common shares at an exercise price of $0.15 per share.  The options have a term of five years and vested immediately.

ITEM 1 –FINANCIAL INFORMATION – APACHE ENERGY SERVICES, LLC

APACHE ENERGY SERVICES, LLC
BALANCE SHEET
As of March 31, 2012
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 189,793
Accounts receivable	325,960
Prepaid expense and other current assets	3,348

Total current assets	519,101

Property and equipment, net of accumulated depreciation of $4,775	110,112

Total assets	$ 629,213

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$ 237,907
Sales tax payable	25,324
Current portion of equipment note payable	9,936

Total current liabilities	273,167

Long term liabilities:
Equipment notes payable, net of current portion	46,194

Total liabilities	319,361

Members' equity
Members' capital	36,350
Retained earnings	273,502

Total members' equity	309,852

Total liabilities and members' equity	$ 629,213

See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC
STATEMENT OF OPERATIONS
For the period from January 4, 2012 (inception) to March 31, 2012
(unaudited)

REVENUES	$ 536,371

COST OF REVENUES	249,379

GROSS PROFIT	286,992

OPERATING EXPENSES:
Selling, general and administrative	13,490

Total operating expenses	13,490

NET INCOME	$ 273,502

                  See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC
STATEMENT OF MEMBERS' EQUITY
For the period from January 4, 2012 (inception) to March 31, 2012
(unaudited)

	Members'	Retained	Members'
	Capital	Earnings	Equity

Capital contributions	$ 36,350	$ -	$ 36,350

Net income for the period	-	273,502	273,502

Balance at March 31, 2012	$ 36,350	$273,502	$309,852

           See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC
STATEMENT OF CASH FLOWS
For the period from January 4, 2012 (inception) to March 31, 2012
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 273,502
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	4,775
Changes in:
Accounts receivable	(325,960)
Prepaid expense and other current assets	(3,348)
Accounts payable	237,907
Accrued liabilities	25,324
Net cash provided by operating activities	212,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,757)
Net cash used in investing activities	(58,757)

CASH FLOWS FROM FINANCING ACTIVITY:
Members' contributions	36,350
Net cash provided by financing activity	36,350

NET INCREASE IN CASH AND CASH EQUIVALENTS	189,793

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$ 189,793

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid	$ -
Income taxes paid	-

NONCASH INVESTING ACTIVITY
Purchase of property and equipment through a financing loan	$ 56,130

                     See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Apache Energy Services, LLC (“Apache”, “AES”, “we”, “our”, “us” or the “Company”) provides water transfer services in connection with the hydraulic fracturing (“fracing”) of oil and gas reservoirs. AES arranges for up to millions of gallons to be delivered to frac pads and drill sites. The water transfer services can range from drilling water wells and digging water storage pits to arranging for miles of above ground temporary pipe and high volume pumps to address all of the logistics needs of water during fracing for an oilfield operator.  Once a frac job is completed, AES transfers the pipe, pumps and other temporary infrastructure to another location at the request of its customers.

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

Accounts Receivable.  Accounts receivable are comprised of unsecured amounts due from customers. AES carries it accounts receivable at their face amounts less an allowance for bad debts.  The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of March 31, 2012, no allowance for bad debts was required for AES’ receivable accounts.

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

Fair Value of Financial Instruments.  The carrying value of short-term instruments, including cash and cash equivalents and accounts payable approximate fair value due to the short maturities of these instruments.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 consists of the following:

	Cost	Accumulated Depreciation	Net Book Value

Road Crossings	$ 9,891	$ 276	$ 9,615
Transportation Trailers	56,130 48,866	935 3,564	55,195 45,302
	$ 114,887	$ 4,775	$ 110,112

A truck was purchased in February 2012 through standard commercial financing and was subsequently sold in September 2012 for $52,500.  The related equipment note payable was paid in full from the proceeds of the sale.  Depreciation expense for the period amounted to $4,775.

NOTE 3 – CUSTOMER CONCENTRATION

AES provides its services to relatively few oil and gas companies that have accounted for a substantial portion of AES’ revenues.  For the period ended March 31, 2012, one customer accounted for 100% of AES’ total net sales.

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

NOTE 4 – MEMBERS’ EQUITY

AES was formed on January 4, 2012, by two members.  Each original member had a 50% ownership in AES.  During the period from January 4, 2012 to March 31, 2012, the original members contributed $36,350.

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

Overview

HII Technologies, Inc. (“HIIT”) is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. The Company’s total water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with millions of gallons of water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells. AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, “rigging up” with drilling activity and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs. The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

We currently employ 8 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

Business Development – HII Technologies, Inc.

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997. In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations. In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the recent sale of assets related to our contract machining business discussed below. On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with the May 2011 asset sale by our subsidiary KMHVC, Inc.

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

KMHVC’s business

On October 26, 2012, KMHVC applied for a dba to do business as South Texas Power (STP) in connection with our decision to start up an oilfield generator rental business.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues.  HIIT revenues increased to $2,609,773 for the three months ended March 31, 2013, as compared to no revenues for the comparable period in 2012.  This increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water supply business along with the commercialization of AES Safety Services and the launch of STP’s new business in mobile oilfield power.  AES revenues for the period from January 4, 2012 (inception) to March 31, 2012 were $536,571

Selling, general, and administrative. HIIT selling, general and administrative expenses increased to $550,731 for the three months ended March 31, 2013, as compared to $76,333 for the comparable period in 2012. The increase was primarily attributable to increased wage expense of $250,400 for new employees related to the AES acquisition and launch of STP’s new business in mobile oilfield power and the cost of public reporting and holding company expenses, and the startup costs of two new operations of $111,000.  AES selling, general and administrative expenses for the period from January 4, 2012 (inception) to March 31, 2012 were $13,490.

Interest expense. We had interest expense of $78,451 in the three months ended March 31, 2013, which expense is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES.  No interest expense was incurred in the comparable period in 2012.

Net income (loss). We had net loss of $114,389 for the three months ended March 31, 2013 as compared to a net loss of $76,333 for the comparable period in 2012.  AES had net income of $273,502 for the three months ended March 31, 2012.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans and advances from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. HIIT had cash of $152,375 and a working capital deficit of $764,198 at March 31, 2013 as compared to cash of $379,336 and a working capital deficit at December 31, 2012 of $701,345. AES had cash of $189,793 and working capital of $245,934 at March 31, 2012.

Net cash used in operating activities for the three months ended March 31, 2013 was $183,441 resulting primarily from our net loss of $114,389 which was offset by an increase in accounts payable and accrued expenses of $883,319 and an increase in accounts receivable and prepaid expenses of $1,022,048.  By comparison, net cash provided by operating activities for the three months ended March 31, 2012 was $18,381.  AES had net cash provided by operating activities of $212,200 for the three months ended March 31, 2012.  This was the result of $273,502 in net income offset by an increase in accounts receivable of $325,960 and an increase in accounts payable of $237,907.

Our net cash provided by investing activities was $23,689 in the three months ended March 31, 2013 consisting primarily of proceeds from the sale of property and equipment for $42,776. There was no cash provided by investing activities for the comparable period in 2012.  AES had net cash used in investing activities of $58,757 for the three months ended March 31, 2012 due to the purchase of equipment.

Our net cash used in financing activities was $67,209 in the three months ended March 31, 2013 consisting primarily of payments on notes payable for $173,334, which was offset by $18,750 received upon the exercise of warrants and $87,375 received on the sale-leaseback transaction. There was no cash provided by financing activities for the comparable period in 2012.  AES had net cash provided by financing activities of $36,350 for the three months ended March 31, 2012, due to members’ contributions.

The net decrease in cash three months ended March 31, 2013 was $226,961 as compared to a net increase in cash of $18,381 for the three months ended March 31, 2012.  AES had a net cash increase of $189,793 for the three months ended March 31, 2012.

Promissory Notes – 2012

On December 17, 2012, we issued 10% subordinated secured promissory note in the amount of $150,000 and a warrant to purchase 550,000 shares of the registrant’s common stock. The note is due on December 17, 2013 and bears interest at the ten percent (10%). The note is secured by our assets. The note was issued with a warrant to purchase 550,000 shares of our common stock at an exercise price of $0.09 per share The warrant is exercisable until five (5) years after the closing date. The registrant relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

On November 5, 2012, we, and our wholly-owned subsidiary, AES issued a $600,000 10% secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by Apache from Vanderra Resources LLC. The note is due on March 30, 2013 and bear interest at the ten percent (10%). The notes are secured by the Vanderra equipment purchased with the proceeds. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On October 31, 2012, we issued a $50,000 10% subordinated secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $50,000. The proceeds were used to working capital and general corporate purposes. The note is due on March 30, 2013 and bears interest at ten percent (10%). The note is secured by our assets. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Termination of Revolving Credit Facility

On March 18, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC terminated their $1 million revolving accounts receivable based line of credit facility with an asset based lender which was previously entered into November 2012. A cancellation fee of $4,100 was paid in connection with the termination.

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our AES subsidiary and our cash and accounts receivables.

The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness at that time. Currently, we have 8 employees and lease our executive office space and facility in South Texas on a month to month basis.

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

Accounts receivable are comprised of unsecured amounts due from customers. AES and STP carry accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.

Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. The Company elected to have goodwill reviewed for impairment as of December 31, 2012, by an independent outside expert which resulted in no impairment of the goodwill as recorded.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On April 1, 2012, we granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.15 to an employee under an employment agreement.  The issuance was exempt under Section 4(2) of the Securities Act, as amended.

2.

On April 1, 2012, we granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.15 to a director in consideration of services rendered as a director.  The issuance was exempt under Section 4(2) of the Securities Act, as amended.

3.

On April 29, 2013, we issued 375,000 shares of common stock upon exercise of previously issued warrants with an exercise price of $0.05 per share.   We received $18,750 upon exercise of the warrants.  The proceeds were used for working capital and general corporate purposes.   The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

HII TECHNOLOGIES, INC.

May 14, 2013	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)