Form 10-Q
period 2013-06-30
HII Technologies, Inc.
filed 2013-08-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes   No     X

As of August 14, 2013, 45,187,683 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2013

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 121,962	$ 379,336
Accounts receivable, net	2,633,849	1,297,103
Current portion of note receivable	9,608	11,614
Current portion of deferred financing costs	31,850	-
Prepaid expense and other current assets	52,420	55,515
Total current assets	2,849,689	1,743,568

Property and equipment, net of accumulated depreciation of $52,911 and $23,442	372,526	537,881
Note receivable, net of current portion	-	3,722
Deposits	31,500	-
Deferred financing costs, net of current portion	31,850	-
Goodwill	1,897,380	1,897,380
Total assets	$ 5,182,945	$ 4,182,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,143,230	$ 364,974
Accounts payable and other liabilities, related parties	178,000	340,248
Accrued expenses and other liabilities	649,581	323,417
Line of credit	934,200	-
Current portion of notes payable - related parties, net of discount of $4,379 and $13,133	478,954	520,200
Current portion of secured notes payable, net of discount of $40,098 and $103,926	359,902	896,074
Total current liabilities	3,743,867	2,444,913

Long term liabilities:
Notes payable - related parties net of current portion	650,000	866,667
Total liabilities	4,393,867	3,311,580

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
45,187,683 and 43,317,683 shares issued and outstanding	45,187	43,317
Additional paid-in-capital	27,317,288	26,913,135
Accumulated deficit	(26,573,397)	(26,085,481)
Total stockholders' equity	789,078	870,971

Total liabilities and stockholders' equity	$ 5,182,945	$ 4,182,551

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2013	2012	2013	2012

REVENUES	$ 3,226,437	$ -	$ 5,836,210	$ -

COST OF REVENUES	2,361,309	-	4,438,790	-

GROSS PROFIT	865,128	-	1,397,420	-

OPERATING EXPENSES:
Selling, general and administrative	913,467	116,299	1,464,198	192,632
Bad debt expense	54,000	14,000	54,000	14,000

Total operating expenses	967,467	130,299	1,518,198	206,632

LOSS FROM OPERATIONS	(102,339)	(130,299)	(120,778)	(206,632)

OTHER INCOME (EXPENSE)
Gain (loss) on liability settlement	-	51,460	-	51,460
Loss on extinguishment of liability	(96,297)	-	(96,297)	-
Interest expense	(144,123)	-	(222,574)	-

NET LOSS BEFORE INCOME TAXES	(342,759)	(78,839)	(439,649)	(155,172)

PROVISION FOR INCOME TAXES	(30,768)	-	(48,267)	-

NET LOSS	$ (373,527)	$ (78,839)	$ (487,916)	$ (155,172)

Basic and diluted net loss per share	$ (0.01)	$ -	$ (0.01)	$ -

Weighted average shares outstanding-Basic and diluted	44,429,551	34,598,864	44,087,324	34,209,524

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six monthes ended June 30, 2013
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2012	43,317,683	$43,317	$26,913,135	$(26,085,481)	$870,971

Common stock issued for lease deposit	350,000	350	31,150	-	31,500
Warrants exercised	700,000	700	49,300	-	50,000
Common stock issued for services	820,000	820	165,980	-	166,800
Warrants issued for extension of secured note	-	-	55,154	-	55,154
Stock options issued for services	-	-	102,569	-	102,569
Net loss	-	-	-	(487,916)	(487,916)

Balances at June 30, 2013	45,187,683	$45,187	$27,317,288	$(26,573,397)	$789,078

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013 and 2012
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (487,916)	$ (155,172)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	72,582	-
Stock-based compensation	269,369	41,390
Depreciation	50,899	-
Loss on extinguishment of liability	96,297	-
Warrants issued for extension of secured note	55,154	-
Bad debt expense	54,000	-
Loss on asset sale	4,029	-
Changes in:
Accounts receivable	(1,390,746)	-
Notes receivable	-	(20,000)
Prepaid expense and other current assets	40,323	41,362
Other assets	(31,500)	-
Accounts payable	778,256	37,690
Accounts payable and other liabilities - related parties	(162,248)	-
Accrued expenses	229,867	14,307
Net cash used in operating activities	(421,634)	(40,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	71,754	-
Cash paid for purchase of property and equipment	(48,702)	-
Cash provided by investing activities	23,052	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	50,000	-
Proceeds from sale-leaseback transaction	87,375	-
Payments for deferred financing costs	(14,500)
Proceeds from line of credit, net	372,400	-
Payments on notes payable	(354,067)	-
Net cash provided by financing activities	141,208	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(257,374)	(40,423)

CASH AND CASH EQUIVALENTS, beginning of period	379,336	76,651

CASH AND CASH EQUIVALENTS, end of period	$ 121,962	$ 36,228

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	62,846	-

Noncash investing and financing activities

Payment on secured note paid directly from line of credit	512,600	-
Deferred financing costs paid directly from line of credit	49,200	-
Common stock issued for lease deposit	31,500	-

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 contained in HII Technologies’ Form 10-K originally filed with the Securities and Exchange Commission on March 24, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the years ended December 31, 2012 and 2011 as reported in the Company’s Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc. (dba “South Texas Power”) and Apache Energy Services, LLC (“AES”).  AES launched a new operating division in January 2013 doing business as AES Safety Services providing safety consultancy services to the oilfield industry. Significant intercompany accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012 through June 30, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

NOTE 2 – ACQUISITION

On September 27, 2012, we closed the acquisition of all of the outstanding membership interests of AES, pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012, by and among the Company, AES and the members of AES (the “Purchase Agreement”).  The purchase price consisted of: (a) cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the closing occurred and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes, and (c) 6,500,000 common shares, which shares vest pursuant to restricted stock agreements.

The acquisition of AES has been accounted for as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.

NOTE 3 – NOTES PAYABLE

A summary of the activity in notes payable for the six months ended June 30, 2013 is shown below:

Notes payable - related parties

Balance at January 1, 2013	$ 1,386,867
Less: payments on notes payable	(266,667)
Add: amortization of note discount	8,754
1,128,954
Less - current maturities, net - related parties	(478,954)
Long-term notes payable, net June 30, 2013	$ 650,000

Notes payable - third parties

Balance at January 1, 2013	$ 896,074
Less: payments on notes payable	(600,000)
Add: amortization of note discount	63,828
359,902
Less - current maturities, net - third parties	(359,902)
Long-term notes payable, net June 30, 2013	$ -

NOTE 4 – LINE OF CREDIT

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and AES (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal (“Rosenthal”). The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum. The interest rate increases to the prime rate plus 7.00% for any borrowings in excess of 85% of the Borrower’s Net Amount of Eligible Receivables. In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years, expiring on June 30, 2015, and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.

During the six months ended June 30, 2013, the Company made draws, net of expenses of $934,200, as of June 30, 2013.

Pursuant to the terms of the financing facility, the Company is required to maintain at the end of each quarter, tangible net worth in an amount not less than negative $1,000,000 and working capital of not less than negative $2,000,000.

The Company paid a total of $63,700 in various financing fees which will be amortized over the two year life of the line of credit.  A summary is shown below:

Balance at January 1, 2013	$ -
Add: financing fees paid	63,700
Less: amortization of deferred financing costs	-
63,700
Less: current maturities	(31,850)
Long-term deferred financing costs	$ 31,850

NOTE 5 – COMMON STOCK

On January 10, 2013 and pursuant to the December 7, 2012 agreement with Power Reserve Corp. (“PRC”) the Company issued 350,000 shares of common stock to PRC as a prepayment toward future lease payments.  The shares were valued at $31,500 and are reported as deposits in the consolidated balance sheets.

On March 4, 2013, a warrant holder exercised warrants to purchase 375,000 common shares at an exercise price of $0.05, for total proceeds of $18,750.

On May 23, 2013, a warrant holder exercised warrants to purchase 300,000 common shares at an exercise price of $0.10, for total proceeds of $30,000.

In connection with the acquisition of AES, the Company entered into a consulting agreement for business development advisory services in which the consultant would be issued up to a maximum of 750,000 common shares if AES met certain performance targets.  These performance targets were met and as such, on May 31, 2013, the Company issued 750,000 common shares to the consultant.  The shares were recorded at their fair value of $150,000. The Company recognized a loss on extinguishment of this liability of $87,000 which is the difference between the liability accrued of $63,000 and the fair value of the stock.

On June 3, 2013, a warrant holder exercised warrants to purchase 25,000 common shares at an exercise price of $0.05, for total proceeds of $1,250.

On June 21, 2013, the Company issued 70,000 common shares for consulting services.  The Company recognized a loss on extinguishment of liability of $9,297 which is the difference between the liability accrued of $7,503 and the fair value of the shares of $16,800.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through April 9, 2012, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 1,550,000 stock options have been granted through June 30, 2013.  As of June 30, 2013, there are 1,743,000 options outstanding.

During the six months ended June 30, 2013, no options were exercised or expired.

During the six months ended June 30, 2013, 350,000 options were granted to an employee and valued at $41,720 using the Black-Scholes pricing model.   The 350,000 options will vest based on achievement of certain revenue targets, none of which have been met as of June 30, 2013

During the six months ended June 30, 2013, 1,000,000 options were granted to an employee and director and valued at $178,237 using the Black-Scholes pricing model.   The 500,000 options issued to the director vested immediately while the remaining 500,000 options vest monthly over a period of 24 months.

Significant assumptions used in the valuation of the above options include the following:

Expected term

5 years

Expected volatility

227.64% - 245.43%

Risk free interest rate

0.70%  - 0.76%

Expected dividend yield

0.00%

Stock compensation expense recognized for the six months ended June 30, 2013 related to the above options and options granted in the prior year amounted to $102,569.  Unrecognized compensation cost as of June 30, 2013 of $89,573 is expected to be recognized over a period of 2.5 years.

Warrants

On March 4, 2013, a warrant holder exercised warrants to purchase 375,000 common shares at an exercise price of $0.05, for total proceeds of $18,750.

On May 23, 2013, a warrant holder exercised warrants to purchase 300,000 common shares at an exercise price of $0.10, for total proceeds of $30,000.

On June 3, 2013, a warrant holder exercised warrants to purchase 25,000 common shares at an exercise price of $0.05, for total proceeds of $1,250.

On June 21, 2013, the Company issued 200,000 warrants in conjunction with the forbearance of a noteholder concerning the note being paid in full two-months after the due date.  The warrants have an exercise price of $0.28 and a term of 5 years.

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term

5 years

Expected volatility

215.84%

Risk free interest rate

1.42%

Expected dividend yield

0.00%

The fair value of the warrants of $55,154 was immediately recorded as interest expense since the note was fully paid as of June 30, 2013.

During the six months ended June 30, 2013, 100,000 warrants expired unexercised.

A summary of activity in options and warrants is as follows:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2012	393,000	4.20	$ 0.12	$ -	7,193,269	2.91	$ 0.15	$ 57,500

Six months ended June 30, 2013
Granted	1,350,000		0.15		200,000		0.28
Exercised	-		-		(700,000)		0.07
Forfeited	-		-		(100,000)		0.25

Outstanding at June 30, 2013	1,743,000	4.49	$ 0.14	$240,240	6,593,269	2.50	$ 0.16	$ 776,298

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, a member of the Board provided cash advances to the Company totaling $63,000, resulting to an outstanding balance of $178,000 as of June 30, 2013.  In addition, a member of the Board purchased equipment for STP at a cost of $4,200 and sold it to the Company for the same cost.    This amount has been paid as of June 30, 2013. The outstanding amounts are included in accounts payable and other liabilities – related parties in the consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various operating leases for office and storage facilities for terms ranging from month to month to six months.  Rent expense for the six months ended June 30, 2013 for these leases amounted to $28,155.

On December 7, 2012, as amended on July 19, 2013, the Company's subsidiary, STP, entered into a strategic alliance agreement with PRC for an operating lease of equipment.  Under the agreement, PRC agreed to fund the purchase of generators, light towers and related equipment for STP's rental fleet.  Under the agreement, STP's monthly lease payment to PRC is calculated as 50% of monthly rental revenue earned on the leased PRC equipment.  The lease effectively started in January 2013, and in January 2013 the Company issued 350,000 shares of common stock as a deposit for future lease payments (see Note 5 above).  In addition, the lease contained a provision for a minimum of $10,000 in payments per month for the first 3 months, which was paid by the Company.  During the six months ended June 30, 2013, STP recognized $59,710 in lease expense.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company which is being accounted for as an operating lease.  As of June 30, 2013 the Company leases 24 vehicles and two trailers under this master lease with monthly lease payments totaling approximately $25,215.  7 of the leased vehicles resulted from a sale/leaseback transaction with Enterprise in January 2013 where Enterprise purchased 7 vehicles from the Company for $87,375 resulting in a net loss of $11,773.  $2,133 of the loss was recognized immediately and the remainder is being amortized over the life of each respective lease.

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2013, the Company agreed to take a secured note for $290,000 for a past due accounts receivable from a customer. The terms of the note are 5% interest per annum, with principal and interest due on July 31, 2014.

ITEM 1 –FINANCIAL INFORMATION – APACHE ENERGY SERVICES, LLC

APACHE ENERGY SERVICES, LLC
BALANCE SHEET
As of June 30, 2012
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 123,947
Accounts receivable	455,978
Prepaid expense and other current assets	3,242

Total current assets	583,167

Property and equipment, net of accumulated depreciation of $12,478	102,408

Total assets	$ 685,575

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$ 49,736
Sales tax payable	56,386
Current portion of equipment note payable	10,084

Total current liabilities	116,206

Long term liabilities:
Equipment notes payable, net of current portion	42,794

Total liabilities	159,000

Members' equity
Members' capital	36,350
Retained earnings	490,225

Total members' equity	526,575

Total liabilities and members' equity	$ 685,575

See accompanying notes to unaudited financial statements

APACHE ENERGY SERVICES, LLC

STATEMENT OF OPERATIONS

(unaudited)

	For the Three months ended June 30, 2012	From inception, January 4, 2012 to June 30, 2012

REVENUES	$ 449,737	$ 986,108

COST OF REVENUES	193,165	442,544

GROSS PROFIT	256,572	543,564

OPERATING EXPENSES:
Selling, general and administrative	9,849	23,339

Total operating expenses	9,849	23,339

NET INCOME	$ 246,723	$ 520,225

See accompanying notes to unaudited financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF MEMBERS' EQUITY
For the period from January 4, 2012 (inception) to June 30, 2012
(unaudited)

	Members'	Retained	Members'
	Capital	Earnings	Equity

Capital contributions	$ 36,350	$ -	$ 36,350

Distributions	-	(30,000)	(30,000)

Net income for the period	-	520,225	520,225

Balance at June 30, 2012	$ 36,350	$ 490,225	$ 526,575

See accompanying notes to unaudited financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF CASH FLOWS
For the period from January 4, 2012 (inception) to June 30, 2012
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 520,225
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	12,478
Changes in:
Accounts receivable	(455,978)
Prepaid expense and other current assets	(3,242)
Accounts payable	49,736
Accrued liabilities	56,386
Net cash provided by operating activities	179,605

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(58,757)
Net cash used in investing activity	(58,757)

CASH FLOWS FROM FINANCING ACTIVITY:
Payments on financing loan	(3,251)
Members' contributions	36,350
Members' distributions	(30,000)
Net cash provided by financing activities	3,099

NET INCREASE IN CASH AND CASH EQUIVALENTS	123,947

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$ 123,947

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid	$ -
Income taxes paid	-

NONCASH INVESTING ACTIVITY
Purchase of property and equipment through a financing loan	$ 56,130

See accompanying notes to unaudited financial statements

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment at June 31, 2012 consists of the following:

		Accumulated	Net Book
	Cost	Depreciation	Value

Road Crossings	$ 9,891	$ 1,104	$ 8,787
Transportation	56,130	3,740	52,390
Trailers	48,866	7,635	41,231
	$ 114,887	$ 12,479	$ 102,408

A truck was purchased in February 2012 through standard commercial financing and was subsequently sold in September 2012 for $52,500.  The related equipment note payable was paid in full from the proceeds of the sale.  Depreciation expense for the period amounted to $12,478.

NOTE 3 – CUSTOMER CONCENTRATION

AES provides its services to relatively few oil and gas companies that have accounted for a substantial portion of AES’ revenues.  For the period ended June 30, 2012, two customers accounted for 100% of AES’ total net sales.

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

NOTE 4 – MEMBERS’ EQUITY

AES was formed on January 4, 2012, by two members.  Each original member had a 50% ownership in AES.  During the period from January 4, 2012 to June 30, 2012, the original members contributed $36,350 and received distributions of $30,000.

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

Overview

HII Technologies, Inc. (“HIIT”) is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. The Company’s total water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with millions of gallons of water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells. AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, “drilling completion” with drilling activity and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs. The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

We currently employ 9 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues.  HIIT revenues increased to $3,226,437 for the three months ended June 30, 2013, as compared to no revenues for the comparable period in 2012. This increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water supply business along with the commercialization of AES Safety Services and STP’s mobile oilfield power and lighting business. AES revenues for the three months ended June 30, 2012 were $449,737.

Selling, general, and administrative. HIIT selling, general and administrative expenses increased to $909,438, or 28% of revenue, for the three months ended June 30, 2013, as compared to $116,299 for the comparable period in 2012. The increase was primarily attributable to increased wage expense of $302,248 for new employees related to the AES acquisition and launch of STP’s new business in mobile oilfield power and the cost of public reporting and holding company expenses, and the testing and development costs related to water recycling technologies of $151,993. AES selling, general and administrative expenses for the three months ended June 30, 2012 were $9,849.

Loss on extinguishment of liability.  We had loss on extinguishment of liabilities of $96,297 in the three months ended June 30, 2013, which expense is primarily attributable to the extinguishment of $63,000 for a consulting agreement for business development advisory services with Company stock with a fair value of $150,000. No loss on extinguishment of liabilities was incurred in the comparable period in 2012.

Interest expense.  We had interest expense of $144,123 in the three months ended June 30, 2013, which expense is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES. No interest expense was incurred in the comparable period in 2012.

Net income (loss). We had a net loss of $373,527 for the three months ended June 30, 2013 as compared to a net loss of $78,839 for the comparable period in 2012. AES had net income of $246,723 for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenues.  HIIT revenues increased to $5,836,210 for the six months ended June 30, 2013, as compared to no revenues for the comparable period in 2012. This increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water supply business along with the commercialization of AES Safety Services and the growth of STP’s business in mobile oilfield power. AES revenues for the period from January 4, 2012 (inception) to June 30, 2012 were $986,108.

Selling, general, and administrative. HIIT selling, general and administrative expenses increased to $1,460,169, or 25% of revenue, for the six months ended June 30, 2013, as compared to $192,632 for the comparable period in 2012. The increase was primarily attributable to increased wage expense of $511,079 for new employees related to the AES acquisition and growth of STP’s business in mobile oilfield power and the cost of public reporting and holding company expenses, and the testing and development costs related to water recycling technologies of $151,993. AES selling, general and administrative expenses for the period from January 4, 2012 (inception) to June 30, 2012 were $23,339.

Loss on extinguishment of liability.  We had loss on extinguishment of liabilities of $96,297 in the six months ended June 30, 2013, which expense is primarily attributable to the extinguishment of $63,000 for a consulting agreement for business development advisory services with Company stock with a fair value of $150,000. No loss on extinguishment of liabilities was incurred in the comparable period in 2012.

Interest expense.  We had interest expense of $222,574 in the six months ended June 30, 2013, which expense is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES. No interest expense was incurred in the comparable period in 2012.

Net income (loss). We had a net loss of $487,916 for the six months ended June 30, 2013 as compared to a net loss of $155,172 for the comparable period in 2012. AES had net income of $520,225 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans and advances from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. HIIT had cash of $121,962 and a working capital deficit of $894,178 at June 30, 2013 as compared to cash of $379,336 and a working capital deficit at December 31, 2012 of $701,345. AES had cash of $123,947 and working capital of $466,961 at June 30, 2012.

Net cash used in operating activities for the six months ended June 30, 2013 was $421,634 resulting primarily from our net loss of $487,916 which was offset by an increase in accounts payable and accrued expenses of $845,875 and an increase in accounts receivable and prepaid expenses of $1,350,423. By comparison, net cash used in operating activities for the six months ended June 30, 2012 was $40,423. AES had net cash provided by operating activities of $179,605 for the six months ended June 30, 2012. This was the result of $520,225 in net income offset by an increase in accounts receivable of $455,978 and an increase in accounts payable and accrued liabilities of $106,122.

Our net cash provided by investing activities was $23,052 in the six months ended June 30, 2013 consisting primarily of proceeds from the sale of property and equipment for $71,754 which was offset by $48,702 for the purchase of equipment. There was no cash provided by investing activities for the comparable period in 2012. AES had net cash used in investing activities of $58,757 for the six months ended June 30, 2012 due to the purchase of equipment.

Our net cash provided by financing activities was $141,208 in the six months ended June 30, 2013 consisting primarily of draws net of expenses on the line of credit of $372,400, $50,000 received upon the exercise of warrants and $87,375 received on the sale-leaseback transaction offset by payments on notes payable for $354,067. There was no cash provided by financing activities for the comparable period in 2012. AES had net cash provided by financing activities of $3,099 for the six months ended June 30, 2012, due to members’ contributions of $36,350 offset by distributions of $30,000.

The net decrease in cash for the six months ended June 30, 2013 was $257,374 as compared to a net decrease in cash of $40,423 for the six months ended June 30, 2012. AES had a net cash increase of $123,947 for the six months ended June 30, 2012.

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

On November 5, 2012, we, and our wholly-owned subsidiary, AES issued a $600,000 10% secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by AES from an asset sale. The note is due on March 30, 2013 and bear interest at the ten percent (10%). The notes are secured by this equipment purchased with the proceeds. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.  This note was paid in full on June 27, 2013.

On October 31, 2012, we issued a $50,000 10% subordinated secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $50,000. The proceeds were used to working capital and general corporate purposes. The note matured on March 30, 2013 and bears interest at ten percent (10%). The note is secured by our assets. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.  This note was paid in full on May 24, 2013.

On September 24, 2012, we issued $300,000 of principal amount of 10% subordinated secured promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The proceeds were used to fund the cash purchase price of the acquisition of AES and for working capital requirements. The notes are due on September 23, 2013 and bear interest of ten percent (10%). The notes are secured by our assets. The notes were issued with “Class A” warrants to purchase up to 1,800,000 shares of our common stock at an exercise price of $0.10 per share and “Class B” warrants to purchase up to 900,000 shares of the registrant’s common stock at an exercise price of $0.10 per share. The number of Warrant Shares underlying each Class A Warrant equals to the principal amount of the Note subscribed for by a purchaser multiplied by six (6) The Class B Warrants are exercisable beginning on the one-year anniversary of the Closing Date (the “Target Date”) and the number of warrant shares underlying the Class B Warrant equals either (A) the principal amount of note subscribed for by a purchaser multiplied by 3 shares, if the Market Price (as defined in the Class B Warrant) on the Target Date is less than $0.20 or (B) 0 shares, if the Market Price on the Target Date is at least $0.20. The Class A Warrants and Class B Warrants are exercisable until five (5) years after the closing date. The Class A Warrants and the Class B Warrants are exercisable on a cashless basis.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2013, in consideration of secured noteholder’s forbearance under a secured note issued by us, including the noteholder’s rights to foreclose on certain of our collateral securing its interest under the Note, we issued such noteholder a 5-year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.28 per share. We did not receive any proceeds from the issuance of the warrant.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.

See our Current Report on Form 8-K dated June 17, 2013 and filed with the SEC on June 19, 2013 for a discussion of the results of the matters voted on at our annual meeting of stockholders held on June 17, 2013.

2.

See our Current Report on Form 8-K dated June 26, 2013 and filed with the SEC on July 1, 2013 for a discussion of the $2 million revolving accounts receivable financing facility entered into with Rosenthal & Rosenthal by our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC.

ITEM 6 – EXHIBITS

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

HII TECHNOLOGIES, INC.

August 14, 2013	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)