Form 10-Q
period 2013-09-30
HII Technologies, Inc.
filed 2013-11-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

HII TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
710 North Post Oak Road, Suite 400 Houston, Texas 77024 (Address of principal executive offices)

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

Yes         No     X

As of November 14, 2013, 48,351,379 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2013

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 132,021	$ 379,336
Accounts receivable, net	2,372,928	1,297,103
Current portion of note receivable	296,699	11,614
Current portion of deferred financing costs	33,949	-
Prepaid expense and other current assets	66,084	55,515

Total current assets	2,901,681	1,743,568

Property and equipment, net of accumulated depreciation of $83,863 and $23,442	674,990	537,881
Note receivable, net of current portion	-	3,722
Deposits	33,960	-
Deferred financing costs, net of current portion	25,462	-
Goodwill	1,897,380	1,897,380

Total assets	$ 5,533,473	$ 4,182,551
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,336,303	$ 364,974
Accounts payable and other liabilities, related parties	158,000	340,248
Accrued expenses and other liabilities	538,661	323,417
Line of credit	1,436,273	-
Current portion of notes payable - related parties, net of discount of $0 and $13,133	483,333	520,200
Current portion of secured notes payable, net of discount of $8,187 and $103,926	222,013	896,074

Total current liabilities	4,174,583	2,444,913

Long term liabilities:
Notes payable - related parties net of current portion	541,667	866,667

Total liabilities	4,716,250	3,311,580

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
46,907,683 and 43,317,683 shares issued and outstanding	46,907	43,317
Additional paid-in-capital	27,518,924	26,913,135
Accumulated deficit	(26,748,608)	(26,085,481)

Total stockholders' equity	817,223	870,971

Total liabilities and stockholders' equity	$ 5,533,473	$ 4,182,551

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2013	2012	2013	2012

REVENUES	$ 3,931,716	$ 104,579	$ 9,767,926	$ 104,579

COST OF REVENUES	2,794,829	10,651	7,233,619	10,651

GROSS PROFIT	1,136,887	93,928	2,534,307	93,928

OPERATING EXPENSES:
Selling, general and administrative	1,129,584	56,847	2,593,782	249,479
Bad debt expense	77,021	-	131,021	-

Total operating expenses	1,206,605	56,847	2,724,803	249,479

INCOME (LOSS) FROM OPERATIONS	(69,718)	37,081	(190,496)	(155,551)

OTHER INCOME (EXPENSE)
Gain on liability settlement	-	-	-	37,460
Loss on extinguishment of liability	-	-	(96,297)	-
Acquisition expenses	-	(146,302)	-	(146,302)
Interest expense	(97,327)	(1,007)	(319,901)	(1,007)

NET LOSS BEFORE INCOME TAXES	(167,045)	(110,228)	(606,694)	(265,400)

PROVISION FOR INCOME TAXES	(8,166)	-	(56,433)	-

NET LOSS	$ (175,211)	$ (110,228)	$ (663,127)	$ (265,400)

Basic and diluted net loss per share	$ -	$ -	$ (0.01)	$ (0.01)

Weighted average shares outstanding-Basic and diluted	45,187,683	36,076,379	44,458,141	34,836,351

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2013
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2012	43,317,683	$ 43,317	$26,913,135	$(26,085,481)	$ 870,971

Common stock issued for lease deposit	350,000	350	31,150	-	31,500
Warrants exercised	700,000	700	49,300	-	50,000
Warrants exercised and applied to debt reductions	1,720,000	1,720	168,080	-	169,800
Common stock issued for services	820,000	820	165,980	-	166,800
Warrants issued for extension of secured note	-	-	55,154	-	55,154
Stock options issued for services	-	-	136,125	-	136,125
Net loss	-	-	-	(663,127)	(663,127)

Balances at September 30, 2013	46,907,683	$46,907	$27,518,924	$(26,748,608)	$ 817,223

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (663,127)	$ (265,400)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	108,872	-
Amortization of deferred finance costs	8,487	-
Stock-based compensation	302,925	119,390
Depreciation	81,851	-
Loss on extinguishment of liability	96,297	-
Warrants issued for extension of secured note	55,154	-
Bad debt expense	131,021	-
Loss on asset sale	6,440	-
Changes in:
Accounts receivable	(1,496,846)	(112,745)
Notes receivable	-	-
Prepaid expense and other current assets	(10,569)	53,270
Deposits	(2,460)	-
Accounts payable	971,329	82,293
Accounts payable and other liabilities - related parties	(225,248)	-
Accrued expenses and other liabilities	118,947	58,510
Net cash used in operating activities	(516,927)	(64,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	86,674	-
Cash paid for purchase of AES net of cash received	-	(44,861)
Notes receivable	8,637	(18,167)
Cash paid for purchase of property and equipment	(399,449)	-
Cash used in investing activities	(304,138)	(63,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	50,000	-
Proceeds from sale-leaseback transaction	87,375	-
Proceeds from advances - related party	63,000	-
Payments against advances - related party	(20,000)	-
Payments for deferred financing costs	(18,698)	-
Proceeds from notes payable - related party	-	50,000
Proceeds from notes payable	-	250,000
Proceeds from line of credit, net	874,473	-
Payments on notes payable	(462,400)	-
Net cash provided by financing activities	573,750	300,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,315)	172,290
CASH AND CASH EQUIVALENTS, beginning of period	379,336	76,651
CASH AND CASH EQUIVALENTS, end of period	$ 132,021	$ 248,941
Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	99,708	-
Noncash investing and financing activities
Notes issued in conjunction with purchase of equity interest	-	1,300,000
Shares issued in connection with acquisition of AES	-	552,500
Payable related to working capital adjustment in acquisition of AES	-	225,248
Debt discount due to shares and warrants issued with debt	-	105,059
Payment on secured note paid directly from line of credit	512,600	-
Note receivable received for accounts receivable due	290,000	-
Debt reduction from the exercise of warrants	169,800	-
Deferred financing costs paid directly from line of credit	49,200	-
Common stock issued for lease deposit	31,500	-

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

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc. (dba “South Texas Power”) and Apache Energy Services, LLC (“AES”).  AES launched a new operating division in January 2013 doing business as AES Safety Services providing safety consultancy services to the oilfield industry. Significant intercompany accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012 through September 30, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

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

NOTE 3 - NOTE RECEIVABLE

On August 1, 2013, the Company agreed to take a secured note for $290,000 for a past due accounts receivable from a customer.  The note is subject to annual interest of 5% with principal and interest due on July 31, 2014.

NOTE 4 – NOTES PAYABLE

A summary of the activity in notes payable for the nine months ended September 30, 2013 is shown below:

Notes payable - related parties

Balance at January 1, 2013	$ 1,386,867
Less: payments on notes payable	(375,000)
Add: amortization of note discount	13,133
1,025,000
Less - current maturities, net - related parties	(483,333)
Long-term notes payable, net September 30, 2013	$ 541,667

Notes payable - third parties

Balance at January 1, 2013	$ 896,074
Less: payments on notes payable	(600,000)
Less: reduction in notes payable due to the exercise of warrants	(169,800)
Add: amortization of note discount	95,739
222,013
Less - current maturities, net - third parties	(222,013)
Long-term notes payable, net September 30, 2013	$ -

On September 23, 2013, the Company entered into an amendment to the secured promissory note of $50,000 dated September 24, 2012, with a related party.  The amendment extended the maturity date from September 24, 3013 to February 23, 2014.  In addition a payment plan was added for $5,000 bi-weekly beginning October 7, 2013 until paid with all accrued interest due on the maturity date.  The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinquishment.

On September 25, 2013 warrant holders exercised warrants to purchase 1,720,000  shares of our common stock for a total consideration of $169,800 which consideration was paid by reduction of indebtedness for each warrant holder by the amount equal to their exercise price under outstanding notes payable to such warrant holders.

As of September 30, 2013, a certain secured promissory note of $200,000 in original principal dated September 25, 2012, had been reduced by $120,000 by the warrant exercise mentioned above.  The remaining principal due of $80,000 and accrued interest was in default as of September 30, 2013.  The full principal and interest was paid on October 3, 2013.

As of September 30, 2013, a certain secured promissory note of $50,000 in original principal dated September 25, 2012, had been reduced by $49,800 by the warrant exercise mentioned above.  An additional $20 of principal and all accrued interest was paid on September 25, 2013.  The remaining principal due of $180 was paid on November 1, 2013.

NOTE 5 – LINE OF CREDIT

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and AES (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal (“Rosenthal”). The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum. The interest rate increases to the prime rate plus 7.00% for any borrowings in excess of 85% of the Borrower’s Net Amount of Eligible Receivables. In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of 1% of the maximum credit facility and a monthly administration fee of $1,000 as well as monthly minimum interest charges of not less than $2,000. The financing facility is for an initial term of two-years, expiring on June 30, 2015, and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.

During the nine months ended September 30, 2013, the Company made draws, net of expenses, of $1,436,273.

Pursuant to the terms of the financing facility, the Company is required to maintain at the end of each quarter, tangible net worth in an amount not less than negative $1,000,000 and working capital of not less than negative $2,000,000.  The Company was in compliance with these covenants as of September 30, 2013.

The Company paid a total of $67,898 in various financing fees which are amortized over the two year life of the line of credit.  A summary is shown below:

Balance at January 1, 2013	$ -
Add: financing fees paid	67,898
Less: amortization of deferred financing costs	(8,487)
59,411
Less: current maturities	(33,949)
Long-term deferred financing costs	$ 25,462

NOTE 6 – COMMON STOCK

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

On September 25, 2013, two warrant holders exercised warrants to purchase 1,720,000 shares of our common stock for a total consideration of $169,800  (see also Note 4).

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through April 9, 2012, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 1,586,000 stock options have been granted through September 30, 2013.  As of September 30, 2013, there are 1,779,000 options outstanding.

During the nine months ended September 30, 2013, no options were exercised or expired.

During the nine months ended September 30, 2013, 350,000 options were granted to an employee and valued at $41,720 using the Black-Scholes pricing model.   The options vest upon achievement of certain revenue targets, some of which were met during the nine months ended September 30, 2013, resulting in 175,000 options vesting.

During the nine months ended September 30, 2013, 1,000,000 options were granted to an employee and director and valued at $178,237 using the Black-Scholes pricing model.   The 500,000 options issued to the director vested immediately while the remaining 500,000 options vest monthly over a period of 24 months.

During the nine months ended September 30, 2013, 36,000 options were granted to an employee and valued at $9,522 using the Black-Scholes pricing model.  The 36,000 options vest monthly over a 36 month period.

Significant assumptions used in the valuation of the above options include the following:

Expected term

5 years

Expected volatility

206.88% - 245.43%

Risk free interest rate

0.70% -  1.39%

Expected dividend yield

0.00%

Stock compensation expense recognized for the nine months ended September 30, 2013 related to the above options and options granted in the prior year amounted to $136,125.  Unrecognized compensation cost as of September 30, 2013 of $65,539 is expected to be recognized over a period of 3.0 years.

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

On September 25, 2013, two warrant holders exercised warrants to purchase 1,720,000 common shares for a total consideration of $169,800.

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

During the nine months ended September 30, 2013, 100,000 warrants expired unexercised.

In September 2012, HII issued 900,000 Class B warrants.  The Class B Warrants were exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.  The Company’s stock price on the target date exceeded the $0.20 and the 900,000 warrants were cancelled in September 2013.

A summary of activity in options and warrants is as follows:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2012	393,000	4.20	$ 0.12	$ -	7,193,269	2.91	$ 0.15	$ 57,500

Nine months ended September 30, 2013
Granted	1,386,000		0.15		200,000		0.28
Exercised	-		-		(2,420,000)		0.09
Forfeited	-		-		(1,000,000)		0.12

Outstanding at September 30, 2013	1,779,000	4.25	$ 0.14	$240,240	3,973,269	1.09	$ 0.20	$ 302,498

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, a member of the Board provided cash advances to the Company totaling $63,000, and the Company made repayments totaling $20,000.  As of September 30, 2013, the outstanding balance payable to this related party amounted to $158,000.  In addition, a member of the Board purchased equipment for STP at a cost of $4,200 and sold it to the Company for the same cost.    This amount has been paid as of September 30, 2013. The outstanding amounts are included in accounts payable and other liabilities – related parties in the consolidated balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various operating leases for office and storage facilities for terms ranging from month to month to six months.  Rent expense for the nine months ended September 30, 2013 for these leases amounted to $73,415.

On December 7, 2012, as amended on July 19, 2013, the Company's subsidiary, STP, entered into a strategic alliance agreement with PRC for an operating lease of equipment.  Under the agreement, PRC agreed to fund the purchase of generators, light towers and related equipment for STP's rental fleet.  Under the agreement, STP's monthly lease payment to PRC is calculated as 50% of monthly rental revenue earned on the leased PRC equipment.  The lease effectively started in January 2013, and in January 2013 the Company issued 350,000 shares of common stock as a deposit for future lease payments (see Note 5 above).  In addition, the lease contained a provision for a minimum of $10,000 in payments per month for the first 3 months, which was paid by the Company.  During the nine months ended September 30, 2013, STP recognized $153,978 in lease expense.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company for its rolling stock which is being accounted for as an operating lease.  As of September 30, 2013 the Company leases 30 vehicles and 10 trailers under this master lease with monthly lease payments totaling approximately $44,556.  7 of the leased vehicles resulted from a sale/leaseback transaction with Enterprise in January 2013 where Enterprise purchased 7 vehicles from the Company for $87,375 resulting in a net loss of $11,773.  $2,133 of the loss was recognized immediately and the remainder is being amortized over the life of each respective lease.

NOTE 10 – SUBSEQUENT EVENTS

From October 31, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $750,000 to six accredited investors.   We received net proceeds of $600,000 from the issuance of these notes.  The difference of $150,000 was used to cancel a secured promissory note dated December 17, 2012 in the amount of $150,000.  The notes have a two-year term from the issuance date.   The outstanding principal may be converted into our common stock at a fixed conversion price of $0.50 per share.  The proceeds will be used to fund the cash consideration for our acquisition of Aqua Handling of Texas, LLC (“and for working capital and general corporate purposes.

On November 12, 2013, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Aqua Handling of Texas LLC, a Texas limited liability company  (“Aqua”) pursuant to the terms of s a Securities Purchase Agreement dated November 11, 2013 by and among the registrant, Aqua and the members of Aqua (the “Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 1,443,696 shares (the “Shares”) of the registrant’s common stock ($500,000 value based on the trailing 30-day average of the registrant’s common stock).  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and have a maturity date of November 1, 2016.  The Notes are secured by the assets of the Aqua.  In addition, there exists a working adjustment provision whereby we would be required pay the Aqua members additional cash equal to the amount of any working capital of Aqua at closing; provided, however, that in the event that Aqua has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former Aqua members at closing   The purchase agreement contains 3-year non-compete/non-solicitation provisions for Chris George and Branden Brewer, the former members of Aqua.    The registrant relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the shares.

On November 12, 2013, the Company issued 250,000 options to an office of Aqua.  The options vest monthly over a 3 year period.

APACHE ENERGY SERVICES, LLC
BALANCE SHEET
As of September 30, 2012 (unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 205,139
Accounts receivable	268,347
Prepaid expense and other current assets	11,917

Total current assets	485,403

Property and equipment, net of accumulated depreciation of $13,637	45,120

Total assets	$ 530,523

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$ 37,921
Sales tax payable	15,324
Current portion of equipment note payable	46,910

Total liabilities	100,155

Members' equity
Members' capital	(33,650)
Retained earnings	464,018

Total members' equity	430,368

Total liabilities and members' equity	$ 530,523

See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2012	From inception, January 4, 2012 to September 30, 2012

REVENUES	$ 334,103	$ 1,320,211

COST OF REVENUES	359,912	802,456

GROSS PROFIT (LOSS)	(25,809)	517,755

OPERATING EXPENSES:
Selling, general and administrative	3,817	27,156
Professional fees	23,720	23,720

Total operating expenses	27,537	50,876

INCOME (LOSS) FROM OPERATIONS	(53,346)	466,879

OTHER EXPENSE
Interest expense	(2,861)	(2,861)

NET INCOME (LOSS)	$ (56,207)	$ 464,018

See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC
STATEMENT OF MEMBERS' EQUITY
For the period from January 4, 2012 (inception) to September 30, 2012 (unaudited)

	Members'	Retained	Members'
	Capital	Earnings	Equity

Capital contributions	$ 36,350	$ -	$ 36,350

Distributions	(70,000)	-	(70,000)

Net income for the period	-	464,018	464,018

Balance at September 30, 2012	$ (33,650)	$ 464,018	$430,368

See accompanying notes to unaudited financial statements

APACHE ENERGY SERVICES, LLC
STATEMENT OF CASH FLOWS
For the period from January 4, 2012 (inception) to September 30, 2012 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 464,018
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	19,652
Gain on sale of property and equipment	(2,386)
Changes in:
Accounts receivable	(268,347)
Prepaid expense and other current assets	(11,917)
Accounts payable	37,921
Accrued liabilities	15,324
Sales tax payable	46,910
Net cash provided by operating activities	301,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,756)
Proceeds received from sale of property and equipment	52,500
Net cash used in investing activities	(6,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing loan	(56,130)
Members' contributions	36,350
Members' distributions	(70,000)
Net cash provided by financing activities	(89,780)

NET INCREASE IN CASH AND CASH EQUIVALENTS	205,139

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$ 205,139

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense paid	$ 2,861
Income taxes paid	-

NONCASH INVESTING ACTIVITY
Purchase of property and equipment through a financing loan	$ 56,130

See accompanying notes to unaudited financial statements.

APACHE ENERGY SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

We currently employ 14 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues. HIIT revenues increased to $3,931,716 for the three months ended September 30, 2013, as compared to $104,579 for the comparable period in 2012. This increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water supply business (acquired in September 2012) along with the commercialization of AES Safety Services division (commencing January 2013) and STP’s mobile oilfield power and lighting business (beginning December 2012). All three divisions benefitted from the continued activity in horizontal drilling and it related hydraulic fracing.  AES revenues for the three months ended September 30, 2012 were $334,103.

Selling, general, and administrative. HIIT selling, general and administrative expenses increased to $1,129,584, or 29% of revenue, for the three months ended September 30, 2013, as compared to $56,847 for the comparable period in 2012. The increase was primarily attributable to increased wage expense of $338,285 for new employees related to the AES acquisition in September 2012, the launch of STP’s new business in mobile oilfield power in December 2012, the cost of public reporting and holding company expenses, and the testing and development costs related to water recycling technologies of $83,371. AES selling, general and administrative expenses for the three months ended September 30, 2012 were $3,817.

Bad debt expense.  We incurred $77,021 in bad debt expense in the three months ended September 30, 2013 with no such expense in the comparable 2012 period.  Our bad debt expense is attributable to the write-off of one customer’s receivable along with management’s estimate of potential future bad debt.

Acquisition expense. We had no acquisition expenses for the three months ended September 30, 2013, as compared to $146,302 for the comparable period in 2012.  These expenses in 2012 were related to the acquisition of AES.  AES had no acquisition expenses for the three months ended September 30, 2012.

Interest expense. We had interest expense of $97,327 in the three months ended September 30, 2013, as compared to $1,007 for the comparable period in 2012.  The increase is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES and the line of credit. AES had interest expense of $2,861 for the three months ended September 30, 2012.

Net loss. We had a net loss of $175,211 for the three months ended September 30, 2013 as compared to a net loss of $110,228 for the comparable period in 2012. AES had a net loss of $56,207 for the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenues. HIIT revenues increased to $9,767,926 for the nine months ended September 30, 2013, as compared to $104,579 for the comparable period in 2012. This increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water supply business (acquired in September 2012) along with the commercialization of AES Safety Services (commencing January 2013) and the growth of STP’s business in mobile oilfield power (beginning December 2012). All three divisions benefitted from the continued activity in horizontal drilling and it related hydraulic fracing.  AES revenues for the period from January 4, 2012 (inception) to September 30, 2012 were $1,320,211.

Selling, general, and administrative. HIIT selling, general and administrative expenses increased to $2,593,782, or 27% of revenue, for the nine months ended September 30, 2013, as compared to $249,479 for the comparable period in 2012. The increase was primarily attributable to increased wage expense of $849,364 for new employees related to the AES acquisition in September 2012, the growth of STP’s business in mobile oilfield power in December 2012, the cost of public reporting and holding company expenses, and the testing and development costs related to water recycling technologies of $235,364. AES selling, general and administrative expenses for the period from January 4, 2012 (inception) to September 30, 2012 were $27,156.

Bad debt expense.  We incurred $131,021 in bad debt expense in the nine months ended September 30, 2013 with no such expense in the comparable 2012 period.  Our bad debt expense is attributable to the write-off of one customer’s receivable along with management’s estimate of potential future bad debt.

Loss on extinguishment of liability. We had loss on extinguishment of liabilities of $96,297 in the nine months ended September 30, 2013, which expense is primarily attributable to the extinguishment of $63,000 for a consulting agreement for business development advisory services with Company stock with a fair value of $150,000. No loss on extinguishment of liabilities was incurred in the comparable period in 2012.

Acquisition expense. We had no acquisition expenses for the nine months ended September 30, 2013, as compared to $146,302 for the comparable period in 2012.  These expenses in 2012 were related to the acquisition of AES.  AES had no acquisition expenses for the period from January 4, 2012 (inception) to September 30, 2012.

Interest expense. We had interest expense of $319,901 in the nine months ended September 30, 2013, as compared to $1,007 for the comparable period in 2012.  The increase is attributable to the promissory notes we issued in our September 2012 financing as well as the notes issued in connection with our acquisition of AES. AES had interest expense of $2,861 for the period from January 4, 2012 (inception) to September 30, 2012.

Net loss. We had a net loss of $663,127 for the nine months ended September 30, 2013 as compared to a net loss of $265,400 for the comparable period in 2012. AES had net income of $464,018 for the period from January 4, 2012 (inception) to September 30, 2012.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans and advances from officers, and issuance of equity securities. In addition, we sold substantially all of our assets in May 2011 and used the proceeds to retire all outstanding indebtedness and retain net cash of approximately $300,000. HIIT had cash of $132,021 and a working capital deficit of $1,272,902 at September 30, 2013 as compared to cash of $379,336 and a working capital deficit of $701,345 at December 31, 2012. AES had cash of $205,139 and working capital of $385,248 at September 30, 2012.

Net cash used in operating activities for the nine months ended September 30, 2013 was $516,927 resulting primarily from our net loss of $663,127 which was offset by an increase in accounts payable and accrued expenses of $865,028 and an increase in accounts receivable and prepaid expenses of $1,509,875. By comparison, net cash used in operating activities for the period from January 4, 2012 (inception) to September 30, 2012 was $64,682. AES had net cash provided by operating activities of $301,175 for the nine months ended September 30, 2012. This was the result of $464,018 in net income offset by an increase in accounts receivable and prepaid expenses of $280,264 and an increase in accounts payable and accrued liabilities of $100,155.

Our net cash used in investing activities was $304,138 in the nine months ended September 30, 2013 consisting of proceeds from the sale of property and equipment for $86,674 and payments received on notes receivable of $8,637 which was offset by $399,449 for the purchase of equipment. By comparison, net cash used in investing activities for the period from January 4, 2012 (inception) to September 30, 2012 was $63,028.  AES had net cash used in investing activities of $6,256 for the nine months ended September 30, 2012 due to the purchase of equipment for $58,756 offset by the proceeds from the sale of equipment of $52,500.

Our net cash provided by financing activities was $573,750 in the nine months ended September 30, 2013 consisting primarily of draws net of expenses on the line of credit of $874,473, $50,000 received upon the exercise of warrants, $87,375 received on the sale-leaseback transaction and advances from a related party of $63,000 offset by payments on notes payable for $462,400, payments for deferred financing costs of $18,698 and payments against related party advances of $20,000. By comparison, net cash provided by financing activities for the nine months ended September 30, 2012 was $300,000.  AES had net cash used in financing activities of $89,780 for the period from January 4, 2012 (inception) to September 30, 2012, due to members’ contributions of $36,350 offset by distributions of $70,000 and payments on loans of $56,130.

The net decrease in cash for the nine months ended September 30, 2013 was $247,315 as compared to a net increase in cash of $172,290 for the nine months ended September 30, 2012. AES had a net cash increase of $205,139 for the period from January 4, 2012 (inception) to September 30, 2012.

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

On September 24, 2012, we issued $300,000 of principal amount of 10% subordinated secured promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The proceeds were used to fund the cash purchase price of the acquisition of AES and for working capital requirements. The notes are due on September 23, 2013 and bear interest of ten percent (10%). The notes are secured by our assets. The notes were issued with “Class A” warrants to purchase up to 1,800,000 shares of our common stock at an exercise price of $0.10 per share and “Class B” warrants to purchase up to 900,000 shares of the registrant’s common stock at an exercise price of $0.10 per share. The number of Warrant Shares underlying each Class A Warrant equals to the principal amount of the Note subscribed for by a purchaser multiplied by six (6) The Class B Warrants are exercisable beginning on the one-year anniversary of the Closing Date (the “Target Date”) and the number of warrant shares underlying the Class B Warrant equals either (A) the principal amount of note subscribed for by a purchaser multiplied by 3 shares, if the Market Price (as defined in the Class B Warrant) on the Target Date is less than $0.20 or (B) 0 shares, if the Market Price on the Target Date is at least $0.20. The Class A Warrants and Class B Warrants are exercisable until five (5) years after the closing date. The Class A Warrants and the Class B Warrants are exercisable on a cashless basis.  As of the Target Date the Market Price was greater than $0.20 and the Class B Warrants were cancelled.

Termination of Revolving Credit Facility

On March 18, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC terminated their $1 million revolving accounts receivable based line of credit facility with an asset based lender which was previously entered into November 2012 but never initiated by HIIT. A cancellation fee of $4,100 was paid in connection with the termination.

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our AES subsidiary and our cash and accounts receivables.

The closing of our sale of the Hemiwedge valve assets on May 10, 2011, allowed us to repay all outstanding indebtedness at that time. Currently, we have 14 employees and lease our executive office space and facility in South Texas on a month to month basis.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On August 12, 2013, we granted an option to purchase 36,000 shares of our common stock at an exercise price of $0.28 to an employee under an employment agreement. The issuance was exempt under Section 4(2) of the Securities Act, as amended.

2.

On September 30, 2013, we issued 1,200,000 shares of common stock upon exercise of previously issued warrants with an exercise price of $0.10 per shares.  In consideration of the exercise price, the warrant holder agreed to cancel and extinguish $120,000 of indebtedness under an outstanding promissory note.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

3.

On September 30, 2013, we issued 300,000 shares of common stock upon exercise of previously issued warrants with an exercise price of $0.10 per shares.  In consideration of the exercise price, the warrant holder agreed to cancel and extinguish $30,000 of indebtedness under an outstanding promissory note.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

4.

On September 30, 2013, we issued 220,000 shares of common stock upon exercise of previously issued warrants with an exercise price of $0.09 per shares.  In consideration of the exercise price, the warrant holder agreed to cancel and extinguish $19,800 of indebtedness under an outstanding promissory note.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

5.

On June 21, 2013, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.28 per shares in consideration of a noteholder’s forbearance on an outstanding promissory note, including its rights to foreclose on certain of our collateral securing its interest under such note.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

6.       On October 31, 2013 we issued 10% convertible promissory notes in the aggregate principal amount of $750,000 to six accredited investors.   We received net proceeds of $600,000 from the issuance of these notes.  The notes have a two-year term from the issuance date.   The notes are convertible into our common stock at a fixed conversion price of $0.50 per share.  The proceeds will be used to fund the cash consideration for our acquisition of Aqua Handling of Texas, LLC and for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the convertible notes.

7.       On November 12, 2013, we issued 1,443,696 shares of our common stock to the former members of Aqua Handling of Texas, LLC as partial consideration for our acquisition of Aqua.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended for the offer and sale of these shares.

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

HII TECHNOLOGIES, INC.

November 14, 2013	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)