Form 10-K
period 2013-12-31
HII Technologies, Inc.
filed 2014-03-31
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

                                                                                                  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                            [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐

Accelerated filter ☐

Non-accelerated filter   ☐(Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                                                                               Yes        No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2013 was approximately $10,441,819.

As of March  26, 2014, 48,591,957 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

PART I

HII Technologies, Inc., including all its subsidiaries, are collectively referred to herein as “HII Technologies,” “HII,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries. The table below provides an overview of our current subsidiaries and their oilfield service activities:

Name	Doing Business As (dba):	Business
Apache Energy Services, LLC	AES Water Solutions	Frac Water Management Solutions
	AES Safety Services	Safety Services
Aqua Handling of Texas, LLC	AquaTex	Frac Water Management Solutions
KMHVC, Inc.	South Texas Power, STP	Portable Power

The Company changed its name in August 2011 to HII Technologies, Inc. in connection with selling the name and assets of its oilfield valve technology it had previously developed. Since the sale of its oilfield product line in 2011, it has focused on the high value market segments of Water, Power and Safety in the oilfield that management believes are growing markets where the Company’s relationships with its customers, partners, and experience can provide long term stockholder value.

We currently employ 41 persons and also extensively use independent contractor crews in connection with portions of our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

Business Development

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997. In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations. In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the October 2008 sale of assets related to our contract machining business. On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with our May 2011 sale of our valve product technology and assets.

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services, LLC (dba AES Water Solutions), a Nevada limited liability company (“AES”) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among us, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers.  The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and AES. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

Launch of our Mobile Oilfield Power Business

In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, KMHVC, Inc. (dba South Texas Power, “STP”).

Launch of our Contract Safety Consultant Business

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety professionals, training and inspection services in the field for E&P companies that prefer outsourcing their safety programs or are required by state regulation.

Acquisition of Aqua Handling of Texas, LLC. (dba “AquaTex”).

On November 12, 2013, we consummated the acquisition of all of the outstanding membership interests of AquaTex pursuant to the terms of a Securities Purchase Agreement dated November 11, 2013 by and among the registrant, AquaTex and the members of AquaTex (the “Purchase Agreement”).  The purchase price consisted of: (a) Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 1,443,696 shares of the registrant’s common stock ($500,000 value based on the trailing 30-day average of the registrant’s common stock).  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and have a maturity date of November 1, 2016.  The Notes are secured by the assets of the AquaTex.  In addition, there exists a working capital adjustment provision whereby we would be required pay the AquaTex members additional cash equal to the amount of any working capital of AquaTex at closing; provided, however, that in the event that AquaTex has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former AquaTex members at closing   The purchase agreement contains 3-year non-compete/non-solicitation provisions for Messer’s George and Brewer, the former members of AquaTex.

Our Services:

We focus on providing the following oilfield services to E&P companies in the United States:

1.

Frac Water Management Services;

2.

Safety Services; and

3.

Portable Power

Frac Water Management Services

We began offering services to the frac water industry upon consummation of our purchase of Apache Energy Services, LLC on September 27, 2012 and further strengthened its presence in this business with our November 12, 2013 acquisition of Aqua Handling of Texas, LLC which had contracts with nationally recognized exploration & production companies in the Eagle Ford Shale and South Texas areas.  We offer our services in this line of business under the trade names “AES Water Solutions” and “AquaTex”.  Initially, we provided only water transfer services.  However, in the past 18 months, we have expanded our services and now provide total frac water management services providing turn-key water solutions for oil and gas exploration and production companies during hydraulic fracturing of oil and gas reservoirs, commonly known as fracing.  In 2013, our water management services division accounted for 71% of our total revenues. While we do not currently perform the frac job itself nor provide the chemicals used in fracing to hold sand or ceramic proppants in the solution; we do provide the above ground temporary infrastructure to transfer and store high volumes of water to frac sites via miles of above ground piping, pumps and related equipment. Our turn-key  services range from drilling water wells, digging and lining water storage pits, renting rapid deployment above ground storage tanks, transporting the water via miles of temporary above ground pipe and high volume pumps to address all of the logistics needs of water during fracing for oilfield operators. We typically work in concert with frac completion companies such as Halliburton, Schlumberger and Baker Hughes (sometimes referred to as “The Big 3”) to send large volumes of water via our top-of-the-line environmentally safe, no-leak pipe and hose systems specifically designed to support water transfer in hydraulic fracing.  Post-frac, we also provide flow back and well testing services typically required by the Operator during the first three or four weeks after the frac to route water and separate frac sand/proppants and gas returning from the frac, herein, “Flow Back”. We also provide high volume frac water recycling with proprietary equipment that can process up to 20,000 barrels of water per day to be reused in frac processes, usually for a cost cheaper than the price of trucking and disposing of the flow back and waste water. When an Operator is finished at a well site or location and requires large volume waste water removal, we offer evaporation services that reduce the trucks needed to haul off remaining waste water usually held in large open pits at location.  These services have been developed to offer a turnkey solution for E&P operators, reduce transportation costs and cut the costs and risks of trucking.

Advances in drilling technology and development of unconventional North American hydrocarbon resources—oil and gas shale fields—allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high water pressure methods (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or microscopic ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows represent the largest waste stream from these methods of hydrocarbon exploration and production. The U.S. Energy Information Administration’s (EIA) Annual Energy Outlook for 2014  projects that shale and unconventional oil production will peak in 2021 at 4.8m barrels per day (bbl/day) or 51% of the total US Crude Output and projects that total US oil production will rise to 8.2m bbl/day in 2014.  EIA forecasts that horizontal well count will increase 8% in 2014.

In connection with the industry’s horizontal drilling practices of shale and other unconventional resource plays, oil and gas exploration and production (E&P) companies require up to millions of gallons of water to be delivered to frac pads and drill sites during a typical frac job.  According to Lux Research Inc. the water-related services in oil and gas shale fracturing operations is expects to increase by a multiple of about 15 through 2020.  Spending worldwide for frac-related water management will increase from $1 Billion to approximately $15 Billion annually by 2020.  According to energy research experts at IHS, water management challenges, as well as the market for water management services, will grow significantly in many plays in the U.S. during the next ten years. A new report, The Future of Water in Unconventionals, compiled by Sarah Fletcher, Senior Research Analyst, IHS, says it expects continental U.S. oilfield water management market to grow to $38 billion by 2022, with demand for water management services in high-activity shale gas and tight oil plays to grow by nearly 40 percent by 2022, to roughly $11.2 billion.

We currently operate in active shale and unconventional resource basins in Oklahoma and Texas such as Eagle Ford Shale, EagleBind, Permian Basin, Delaware Basin, Granite Wash, Mississippian Lime and Woodford.  Our principals have more than 50 years of combined oil and gas experience, with extensive experience in the operation of oil and gas wells in Texas, West Virginia and Kentucky.  We serve customers seeking water acquisition, temporary water transmission and storage, and transportation in connection with shale oil and gas hydraulic fracturing drilling, or “hydro-fracturing,” operations.  We do not currently provide disposal activities such as salt water disposal wells and do not operate large water hauling trucks directly. While we can arrange for those services when requested by third parties, our business focus is to address needs onsite through our services.

Safety Services

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety professionals, training and inspection services in the field for E&P companies that prefer outsourcing many of their safety programs or is required by state regulation.  Our oilfield safety division provides experienced trained safety personnel such as contract safety engineers during oilfield operation from site preparation “rigging up” to drilling and completion for E&P customers. AES Safety Services provides the flexibility as outsourced safety consultants, training and inspection to its customers and can move quickly in key locations.

Due to increased regulations and safety requirements, Oil and Gas operator companies will be requiring specific safety training which will provide an overview of the safety hazards and day to day operations which are unique to the oil and gas industry.  Oil and gas companies’ spending to address health, safety and environment (HSE) are expected to increase to $56 billion in 2030 up from $35 billion in 2011, as heavily publicized environmental disasters have increased regulatory scrutiny, according to Lux Research.  AES Safety Services has consultant engineers and trainers who are accredited to provide the necessary training courses to comply to the specific state rules and regulations.  Our Safety Services division revenues accounted for 17% of our total revenues in 2013 and are expected to grow in 2014.

Portable Power

In December 2012, we launched our portable power solutions and services division.  This division is being operated through our wholly-owned subsidiary KMHVC, Inc., dba South Texas Power, or STP.    Our Power division is focused on providing temporary portable power and related equipment such as light towers for the exploration and production industry. We rent mobile power supply equipment to oilfield operators usually rented on a daily-rental rate basis where field operations are typically remote and no electricity grid exists.

The utility sector is the largest user of temporary power.  The second largest user is the oil and gas industry and North America is the largest market.  Increased power demand, lack of grid stability and support and tendency to lease instead of buying are the major driving factors of the power rental market.  As the number of drill site activity increase, we expect the need for power equipment to increase.  In our experience, companies are becoming inclined to rent equipment rather than purchase for several reasons.  This is driven, in part, by issues such as tax treatment of capital assets and the growing awareness and acceptance of outsources manpower and equipment.

Our current equipment rental fleet includes mobile oilfield diesel and natural gas generators (20W to 300kW), safety cooling trailers, light towers, and related equipment. We provide best-in-class service on its rental fleet which is a revenue source in addition to rental revenues. In 2013, our portable power division accounted for 12 % of our total revenues.   We expect our revenues for this division to increase in 2014.

Customers

For all three divisions of Water, Power and Safety, our customers include major United States exploration and production companies as well as independent oil and gas operators that have operations in Texas, Oklahoma, Ohio and West Virginia.  During fiscal year 2013, two of the Company’s customers collectively accounted for more than 50% of our total gross revenues, with one customer accounting for 39% and another accounting for approximately 11%.  No other customers exceeded 10% of revenues during 2013. During fiscal year 2012, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 79%; no other customers exceeded 10% of revenues during 2012. We believe we will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While we continue to acquire new customers in an effort to grow and reduce our customer concentration risks, management believes these risks will continue for the foreseeable future.

Competitors

AquaTex and AES Water Solutions’ focus is on total frac water management services. Currently, larger better capitalized private companies such as Select Energy Services, Rockwater Energy Solutions and Stallion Oilfield

Services possess larger equipment fleets, more manpower and are competitors that have longer industry tenure and greater resources than us. As a result, the market in which AquaTex and AES operates is highly competitive.

AES Safety Services’ current focus is on providing contractor safety engineers and professionals, training classes and onsite inspection services. We have identified Total Safety as a larger more capitalized competitor as well as local operating contractors. While we believe this safety service is a relatively new niche market of E&P companies starting to outsource their field safety professionals, we do not have a broad base of clientele and competition is anticipated by us from larger more established oilfield services companies with greater resources than us. As such, the market in which AES Safety Services operates is anticipated to be highly competitive.

South Texas Power (STP), our mobile oilfield generator rental business is limited by its fleet size and regional geographic scope. Many of its competitors are substantially more capitalized, offer a much wider array of sizes and classes of generator and light tower equipment and many of which have lower costs of capital to procure such equipment. Firms such as Light Tower Rentals (LTR) and NOV Portable Power (National Oilwell Varco) have a national presence and more established relationships than us. As a result, the market that STP operates in is highly competitive.

Competition is influenced by such factors as price, capacity, availability of work crews, health, safety and environmental programs, legal compliance, technology, equipment, reputation and experience of the service provider.

Seasonality

While our water transfer services are primarily offered in Oklahoma and Texas, and our portable power rentals just in Texas; they can be impacted by seasonal factors. Generally, its business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, our customers may temporarily cease operations or our equipment may not be readily available thereby reducing our ability to provide services and generate revenues. In addition, these conditions may impact our customer’s operations, and, as our customers’ drilling activities are curtailed, our services may also be reduced. Weather plays less of a role in our current areas in the Southwest United States where usually the weather is less severe.

Governmental Regulation

Frac Water Management Services

Our Water Management Services business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. AES expects this heightened governmental focus on regulation and enforcement to continue.

The primary United States federal statutes affecting our business are summarized below:

The Clean Water Act (the “CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (the “EPA”) or an analogous state agency. The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) is the primary statute that governs injection wells. Although as early as the 1930s a few States had regulations concerning discharges to ground water, the regulations were primarily concerned with communication with surface water or subsurface oil reservoirs. By the mid-1960s, state agencies were actively involved with ground water pollution issues. Federal authority for ground water and injection wells began in 1972. Although ground water was not specifically addressed by the Clean Water Act of 1972, Congress required that, in order to qualify for participation in the National Pollutant Discharge Elimination System (NPDES) permitting program, States must have adequate authority to issue permits that control the “disposal of pollutants into wells.”

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

In the course of operations, some equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or “NORM.” NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated or occupied by us have been used for oil and natural gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of NORM.

Fiscal 2013 and 2014 Developments

License of High Volume Frac Water Recycling System.   In February 2014, we licensed a high volume frac water recycling system to recycle flow back and produced water at the well sites during the completion process.  This recycling system consists of a mobile unit that cleans up to 20,000 barrels per day of frac flow back water to acceptable frac reuse standards. The technology produces high volumes of polished brine or clean saltwater that is virtually free of total suspended solids (TSS) and is reusable in today's typical fracs and in many cases is cheaper than the cost to transport and dispose of the flow back water.

Acquisition of Aqua Handling of Texas, LLC. (dba AquaTex).  On November 12, 2013, we consummated the acquisition of all of the outstanding membership interests of AquaTex pursuant to the terms of a Securities Purchase Agreement dated November 11, 2013 by and among the registrant, AquaTex and the members of AquaTex (the “Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 1,443,696 shares of the registrant’s common stock ($500,000 value based on the trailing 30-day average of the registrant’s common stock).  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and have a maturity date of November 1, 2016.  The Notes are secured by the assets of the AquaTex.  In addition, there exists a working capital adjustment provision whereby we would be required pay the AquaTex members additional cash equal to the amount of any working capital of AquaTex at closing; provided, however, that in the event that AquaTex has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former AquaTex members at closing.  The purchase agreement contains 3-year non-compete/non-solicitation provisions for Messer’s George and Brewer, the former members of AquaTex.

Accounts Receivable Financing Facility.

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal. The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum.  In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  On November 20, 2013, our wholly-owned subsidiary, Aqua Handling of Texas, LLC (dba AquaTex) entered into an Assumption Agreement Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, the Lender increased the maximum amount available under the facility to $3 million.  In January 2014, the Lender increased the maximum amount available under the facility to $4 million.

Sale Leaseback.

In February 2013, AES entered into a sale-leaseback arrangement with Enterprise Financial under which it sold certain vehicles of the truck fleet which it had purchased in November 2012 from a third party. The sale transaction resulted in proceeds of approximately $175,000.  We used the proceeds to repay the lender of the funds used to purchase the equipment.

Launch of our Oilfield Safety Consultant Business.

In January 2013, we launched AES Safety Services, our safety division that offers contract safety engineers and professionals in the field, safety training classes and certifications as well as onsite safety inspection services for E&P companies that prefer outsourcing their many of their safety programs or our complying with state regulations.

Our Strengths

We believe that the following strengths provide us with competitive advantages:

Focus on Critical Oilfield Services.  We have a strategic commitment to three key areas of oilfield services market; Water, Safety and Power. We have a full suite of frac water services from water sourcing, above-ground storage tanks, water transfer to frac site, flow back services post-frac, recycling and reclamation evaporation services to provide turn-key solutions for our customers. We believe these services are critical for current industry practice of horizontal drilling and its related hydraulic fracturing.

Established Position in Core Oilfield Markets.  We have an established presence and believe we are well positioned in active oilfield markets including Permian Basin, Delaware Basin, Eagle Ford Shale, Eaglebine, Granite Wash, Woodford and Mississippian Lime.

Innovative Green Technology.  We have brought via licensing and strategic arrangements innovative approaches to frac water management including onsite high volume recycling performed usually cheaper than the alternative of trucking and disposal. We offer evaporation services to oilfield operators during site location wind-down where the large volume open pits’ water can be rapidly evaporated in lieu of trucking and disposal of waste water reducing expenses for operators.

Expertise in Industry.  Our management team has significant experience in the markets in which they serve and our Chief Executive Officer has served as an executive officer since 2002 and developed expertise in the energy services industry from operating an oilfield machining and manufacturing operation from 2002 through 2008 and an oilfield valve product line company from 2005 through May 2011. Our AES President is a third generation oilfield executive, degreed petroleum engineer, and trained frac engineer who is an expert in hydro-fracing and its water transfer needs.  We believe this expertise will allow us to develop new service lines and products efficiently and effectively.

Substantial Relationships.  Our management team has substantial ties to the energy community resulting from their previous positions in water transfer companies, portable power, safety consulting and oilfield services companies. We believe these relationships will enhance our ability to secure customers, and hire experienced sought-after employees and identify new opportunities.

Equipment fleet.  Our firm has market leading oilfield customized equipment in its generator fleet and water transfer equipment. We believe this young fleet of equipment provides us a market advantage with reliability and a positive image with our customers.

Superior Service.  The Company believes in superior service which in the oilfield means 24/7 response in our operating divisions, building a level of trust with our customers by responding timely to any concerns.

Our Safety

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

Employees

We currently employ 41 persons and also extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Our wholly owned subsidiaries, Apache Energy Services and Aqua Handling of Texas are early stage companies, both formed in 2012 and have not had long term operations. Their primary business purpose is to manage the logistics and transportation associated with water used during the hydraulic fracturing process. Our KMHVC, Inc., (dba South Texas Power) subsidiary launched its oilfield power business in December 2012.  As early stage companies, the prospects for our operating subsidiaries are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience and efforts of our people.  We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our President and Chief Executive Officer and Brent Mulliniks, President of our AES Water Solutions subsidiary. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

Our line of credit with Rosenthal contains restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the line of credit from Rosenthal, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities.  We were not in compliance with the working capital covenant under the Rosenthal line of credit requiring us to maintain working capital of not less than negative $2,000,000 for the period ended December 31, 2013.  Rosenthal issued a waiver for this period. Effective March 26, 2014, Section 6.10 of our Financing Agreement with Rosenthal was amended to provide that we are required to maintain working capital in future periods of not less than negative $4,500,000.  There can be no assurance that we will be in compliance with these covenants in future periods or that Rosenthal will issue a waiver for any future periods in which we are not in compliance with these covenants.  Any failure to comply with the covenants included in the Rosenthal line of credit could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, Rosenthal could seek to foreclose on our assets in an effort to seek repayment under the loans.  If Rosenthal were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

Our business strategy includes growth through the acquisitions of other businesses in the areas of water treatment, Power and Safety.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefit such as administrative or operational synergy or earnings obtained that was expected from such acquisitions which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.

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

•

we may experience problems in retaining customers and integrating customer bases; and

•

we may experience complexities associated with managing the combined businesses and consolidating multiple physical locations.

We believe that we have sufficient resources to integrate these acquisitions successfully, such integration involves a number of significant risks, including management’s diversion of attention and resources.  There can be no assurance as to the extent to which the anticipated benefits of these acquisitions will be realized, if at all, or that significant time and cost beyond that anticipated will not be required with the integration of new acquisitions to the existing business.  If we are unable to accomplish the integration and management successfully, or achieve a substantial portion of the anticipated benefits of these acquisitions within the time frames anticipated by management and within budget, it could have a material adverse effect on our business.

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

We are vulnerable to the potential difficulties associated with rapid growth

We believe that our future success depends on our ability to manage the rapid growth that we are experiencing and the continued growth that we expect to experience organically through acquisitions.  Our growth places additional demands and responsibilities on our management to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems.  The following could present difficulties

•

Lack of sufficient executive level personnel

•

Increased administrative burden,

•

Availability of suitable acquisitions

•

Additional equipment to satisfy customer requirements

•

The ability to provide focused service attention to our customers in the areas of water treatment and management, power and safety

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment. We expect competition to intensify in the future.  We compete on the basis of customer service, quality and price. There can be no assurance that we will be able to compete successfully with other companies. Thus, revenues could be reduced due to aggressive pricing pursued by competitors. Many of our competitors are entities that are more- established, larger and have greater financial and personnel resources than we do.  If we do not compete successfully, our business and results of operations will be materially adversely affected.

We are subject to stringent environmental laws and regulations.

We are subject to increasingly stringent laws and regulations relating to use of hazardous materials and environmental protection including laws and regulations governing air emissions, water discharges and waste management. We may incur capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances.   Stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and cash available for operations. We believe we are currently in substantial compliance with environmental laws and regulations. We cannot provide assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

Compliance with climate change legislation or initiatives could negatively impact our business.

The U.S. Congress has considered legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or may be in the process of implementing, similar legislation. Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the Clean Air Act, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations.  These expenditures could have a material adverse impact on our financial condition, results of operations, or cash flows.

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

The loss of key contracts could adversely impact our financial condition and results of operations.

Contracts with customers of our core businesses generally have initial terms with renewal options and early termination clauses. Although we have experienced growth in the number of companies using our services the loss or material reduction of business could adversely affect our financial condition and results of operations. We cannot assure that our existing contracts will continue or be extended or renewed and that existing customers will continue to use our services at current levels or that we will be successful in obtaining new contracts.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of major and independent oil and natural gas companies. During fiscal year 2013, two of the Company’s customers collectively accounted for more than 50% of our total gross revenues, with one customer accounting for 39% and another accounting for approximately 11%.  No other customers exceeded 10% of revenues during 2013. During fiscal year 2012, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 79%; no other customers exceeded 10% of revenues during 2012. These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2013, significant customer concentration still exists.  The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should these large customers default in their obligation to pay, our results of operations and cash flows could be adversely affected.

Demand for our water transfer services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our water transfer services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on AES’ results of operations and cash flows.

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

The oil and gas industry historically has experienced periodic downturns. A significant downturn in the oil and gas industry could result in a reduction in demand for our water transfer services and could adversely affect our financial condition, results of operations and cash flows.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our water transfer activities and could adversely affect our financial position, results of operations and cash flows.

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

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our water transfer activities, which could adversely affect our financial position, results of operations and cash flows.

Adverse weather conditions, natural disasters, droughts, climate change, and other adverse natural conditions can impose significant costs and losses on our business.

Our ability to provide water transfer services is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, but difficult to predict and may be influenced by global climate change. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on AES’ business, results of operations and financial condition.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse impact on our business, financial condition and results of operations. In addition, technological changes could decrease the quantities of water required for hydro-fracturing operations or otherwise affect demand for our services.

Increased regulation of hydraulic fracturing, including regulation of the quantities, sources and methods of water use and disposal, could result in reduction in drilling and completing new oil and natural gas wells or minimize water use, which could adversely impact the demand for our services.

Demand for our services depends, in large part, on the level of exploration and production of oil and gas and the oil and gas industry’s willingness to purchase our services. Our customer base uses hydraulic fracturing to drill new oil and gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the Safe Drinking Water Act.

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

Future United States federal, state or local laws or regulations could significantly restrict, or increase costs associated with hydraulic fracturing and make it more difficult or costly for producers to conduct hydraulic fracturing operations, which could result in a decline in exploration and production. New laws and regulations, and new enforcement policies by regulatory agencies, could also expressly restrict the quantities, sources and methods of water use and disposal in hydraulic fracturing and otherwise increase our costs and our customers’ cost of compliance, which could minimize water use and disposal needs even if other limits on drilling and completing new wells were not imposed. Any decline in exploration and production or any restrictions on water use could result in a decline in demand for our services and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Delays or restrictions in obtaining permits by our customers for their operations or by us for our operations could impair our business.

In most states, our customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where our or our customers’, activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Delays or restrictions in obtaining salt water disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

▪	Personal injury or loss of life,

▪	Damage to or destruction of property, equipment and the environment, and

▪	Suspension of operations by our customers.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

The Company maintains insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

Our ability to use net operating loss carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of issuances of equity related to acquisitions or otherwise.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

As of December 31, 2013, we had approximately $28.4 million of federal and state NOL carry-forwards. It is possible that the issuance of equity to in connection with recent acquisitions and additional acquisitions (if any) occurring during the testing period as well as issuances to employees and consultants within the testing period, could result in an ownership change. Even if the issuances related to acquisitions and employees/consultants do not result in an ownership change, such equity issuances would significantly increase the likelihood that there would be an  ownership change in the future (which ownership change could occur as a result of transactions involving our stock that are outside of our control).

The occurrence of an ownership change could limit the ability to utilize NOLs that are not currently subject to limitation. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.  Similar rules and limitations may apply for state income tax purposes.

Risks Related to Our Securities

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three months preceding filing of this report, the average daily trading volume of our common stock was approximately 56,413 shares.  As of March 26, 2014, we had 383 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Our officers and directors are collectively the beneficial owners of approximately 18% of the outstanding shares of our common stock as of the date of this report.  As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one's OTC Marketplace trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock.  Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our Common Stock, due to the manual nature of the market.  Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTC Marketplace

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately.  Further, purchasers of shares of our Common Stock may incur an immediate "paper" loss due to the price spread.  Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets.  Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our executive offices are located at 710 North Post Oak Road, Suite 100 (mailing address of Suite 400), Houston, Texas 77024 where we lease an executive office for $4,059 a month, on a one year lease expiring in January 2015. South Texas Power and AquaTex maintain a facility in South Texas near Tuletta, Texas for $3,500 per month on a one year lease expiring in January 2015. AES Water Solutions maintains several storage yards and facilities in Oklahoma and Texas for a total of approximately $3,500 per month on a month-to-month basis. AES Safety Solutions has a lease in Ohio for $1,295 per month and one in South Texas for $2,500 per month, each on a month to month basis. Management believes the relationships with all of its landlords are good.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, we do not have any material litigation and are not aware of any threats of material consequence.

Item 4.  MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY

On January 13, 2012 FINRA assigned our common stock the trading symbol “HIIT.” Our stock is quoted on the OTC Markets (QB Marketplace Tier).  The shares of our common stock commenced trading on February 29, 2012.

Our common was stock traded on the OTC Bulletin Board under the symbol “HWEG.OB” from February 19, 2009 until February 9, 2011, the date on which the Securities and Exchange Commission issued its order revoking the registration of the common stock of HII Technologies, Inc. due to our failure to comply with Section 13(a) and Rules 13a-1 and 12a-13 of the Securities Exchange Act of 1934 because we did not file any periodic reports with the Securities and Exchange Commission since the period ended March 31, 2009.  Our failure to file financial reports was a direct result of capital constraints.  Selling our assets in May 2011 provided additional working capital while reducing substantially all indebtedness.  We are registering our securities at this time as we believe having publicly traded securities will provide certain benefits, such as: (i) the ability to use public securities to make acquisitions of assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) enhanced ability to raise capital; and (v) compensation of key employees through stock options.  We may seek to have our securities quoted on the OTCBB in the future.  Before that date our common stock traded on the OTC Bulletin Board under the symbol “SHMT.OB” October 20, 2005.  Prior to February 19, 2009, our common stock traded on the OTC Bulletin Board under the symbol “EXCB.OB” since June 10, 2002.  Before that date, our common stock traded on the OTC Bulletin Board under the symbol “GRMA.OB,” and before that, it traded on the OTC Bulletin Board under the symbol “GRMG.OB.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2013 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2013 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.21	$0.10
Second quarter	0.29	0.15
Third quarter	0.32	0.24
Fourth quarter	0.62	0.28

2012 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.08	$0.03
Second quarter	0.06	0.02
Third quarter	0.10	0.03
Fourth quarter	0.10	0.07

As of March 26, 2014, there were 48,591,957 shares of common stock outstanding, which were held by approximately 383 record stockholders.  This does not include an indeterminate number of beneficial shareholders whose shares are held by brokers in street name.  In addition, as of the date of this report, we have reserved 2,553,000 shares of common stock for issuance of awards under our equity compensation plans and 1,228,000 shares for issuance upon exercise of outstanding warrants.

Dividend Policy

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.

On February 17, 2014, we issued a 10% promissory note in the amount of $130,000 to a single accredited investor.  The note is due on July 15, 2014 and bears an interest at ten percent (10%).  The proceeds were used for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note.

2.    On January 30, 2014, we issued 25,000 shares of our common stock upon exercise of outstanding warrants. We received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.  We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

3.

On January 23, 2014, we issued 58,035 shares of our common stock upon exercise of outstanding warrants. The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 66,965 shares withheld by the registrant at the market price of $0.56 per share less the exercise price of $0.30 per share to fund the exercise price.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

4.

On January 23, 2014, we issued 59,210 shares of our common stock upon exercise of outstanding warrants. The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 65,790 shares withheld by the registrant at the market price of $0.57 per share less the exercise price of $0.30 per share to fund the exercise price.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

5.

On January 15, 2014, we, and our wholly owned subsidiary Apache Energy Services issued a 10% promissory note in the amount of $370,000 to a single accredited investor. The note is due on July 15, 2014 and bears interest at ten percent (10%).  The note was issued as partial consideration under a sublease.  We did not receive any proceeds.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note.

6.

On January 7, 2014, we issued 25,000 shares of our common stock to one of our directors upon exercise of outstanding warrants.  We received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

7.

On December 13, 2013, we issued 23,333 shares of our common stock to our chief executive officer upon exercise of outstanding options.  The option was issued to purchase 40,000 shares and was exercised in full on a cashless basis and accordingly 16,667 shares withheld by the registrant at the market price of $0.60 per share less the exercise price of $0.25 per share to fund the exercise price.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

8.

On December 5 2013, we issued 50,000 shares of common stock to a consultant in consideration of services rendered.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

9.

From November 15, 2013 to November 29, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $250,000 to four accredited investors.  The notes have a two-year term from the issuance date.  The notes are convertible into our common stock at a fixed conversion price of $0.50 per share.  The proceeds were used for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the convertible notes.

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

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries, Aqua Handling of Texas, LLC. (dba “AquaTex”), Apache Energy Services, LLC (dbas “AES Water Solutions” and “AES Safety Services”) and KMHVC, Inc. (dba “South Texas Power” and “STP”).  The Company’s total frac water management services division does business as AquaTex and AES Water Solutions and provides total frac water management solutions associated with the needed millions of gallons of water typically used during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s oilfield safety consultancy providing experienced trained safety personnel such as contract safety engineers during oilfield operation from site preparation “rigging up” to drilling and completion for E&P customers. AES Safety Services provides the flexibility as outsourced safety consultants, training and inspection to its customers to move quickly in key locations.  The Company’s oilfield mobile power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power rental where remote locations provide little or no existing electrical infrastructure.

We currently employ 41 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

Business Development – HII Technologies, Inc.

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997.  In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.” in connection with merging with the Excalibur operations. In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the October 2008 sale of assets related to our contract machining business. On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with our May 2011 sale of our valve product technology and assets.

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES Water Solutions), a Nevada limited liability company (“AES” ) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the us, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers. The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and AES. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

Launch of our Mobile Oilfield Power Business

In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, KMHVC, Inc. dba South Texas Power, or STP.

Launch of our Contract Safety Consultant Business

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety engineers and professionals, safety training and onsite safety inspection services for E&P companies that prefer outsourcing their many of their safety programs or are required to by state regulation.

Acquisition of Aqua Handling of Texas, LLC.

On November 12, 2013, we consummated the acquisition of all of the outstanding membership interests of Acquisition of Aqua Handling of Texas, LLC. (dba AquaTex) pursuant to the terms of a Securities Purchase Agreement dated November 11, 2013 by and among the registrant, AquaTex and the members of Aqua (the “Purchase Agreement”). The purchase price consisted of: (a)  Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 1,443,696 shares of the registrant’s common stock ($500,000 value based on the trailing 30-day average of the registrant’s common stock).  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and have a maturity date of November 1, 2016.  The Notes are secured by the assets of the AquaTex.  In addition, there exists a working capital adjustment provision whereby we would be required pay the AquaTex members additional cash equal to the amount of any working capital of AquaTex at closing; provided, however, that in the event that AquaTex has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former AquaTex members at closing  The purchase agreement contains 3-year non-compete/non-solicitation provisions for Messer’s George and Brewer, the former members of AquaTex.

Results of Operations for the Twelve Months Ended December 31, 2013 and 2012

Revenues. We had revenues of $14,558,152 for the year ended December 31, 2013 compared to revenues of $1,751,434 for the year ended December 31, 2012.  This 731% increase was primarily attributable to the continued growth of our wholly owned subsidiary AES’ frac water management business (acquired in September 2012) with added revenue from frac water supply business from AquaTex (acquired in November 2013).  Additional revenue increase came from organic growth from the commercialization of AES Safety Services (commencing January 2013) and the organic growth of STP’s business in mobile oilfield power (beginning December 2012). All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing.  By comparison, AES revenues for the period from January 4, 2012 (inception) to September 30, 2012 were $1,320,211.

Cost of Revenues. Cost of revenues increased to $10,735,064 for the fiscal year ended December 31, 2013, or 73% of revenues, compared to cost of revenues of $973,819, or 56% of revenues for the fiscal year ended December 31, 2012.  The cost of revenues during the year ended December 31, 2013 were primarily the result of contract labor of $5,349,002, frac water pipe and pump rental of $1,906,181, equipment and truck rental of $1,404,520 and fuel costs of $1,393,404.  The increase in cost of revenues as a percentage of sales was the result of the additional revenues of the two newer divisions of Safety and Power not present during fiscal 2012 as well as higher equipment rental costs needed for increased field activities. The cost of revenues during the year ended December 31, 2012 were primarily the result of contract labor of $554,000, equipment rental of $260,000 and fuel for water pumps of $105,000.

Selling, general, and administrative. Selling, general and administrative (“S,G&A”) expenses increased to $4,395,617, or approximately 30% of revenues, for the year ended December 31, 2013, as compared to $684,138 or approximately 39 % of revenues for the comparable period in 2012. The increase was primarily attributable to increased compensation expense for newly added employees related to the our growth, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2013. AES’ selling, general and administrative expenses for the period from January 4, 2012 (inception) to September 30, 2012 were $27,156.

Gain on liability settlement. We had a gain on liability settlement of $58,975 in the year ended December 31, 2012 compared to no gain in the year ended December 31, 2013.  The gain on settlement for 2012 was related to a settlement with a third party discussed in the notes to the financial statements.

Acquisition expenses. We had acquisition expenses of $147,788 in the year ended December 31, 2012, which expenses are attributable to our acquisition of AES Water Solutions. We had acquisition expenses of approximately $17,000 in the year ended December 31, 2013, which expenses are attributable to our acquisition of AquaTex.

Interest expense. We had interest expense of $405,951 in the year ended December 31, 2013, as compared to $63,715 for the comparable period in 2012.  The increase was attributable to the interest accrued on the promissory notes we issued in our September 2012 and October 2013 financings as well as accrued interest on the notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013. AES had interest expense of $2,861 for the period from January 4, 2012 (inception) to September 30, 2012.

Net income (loss). We had net loss of $1,198,134 for the year ended December 31, 2013 as compared to net loss of $59,051 for the comparable period in 2012. The loss for the year ended December 31, 2013 included bad debt expense of $162,243, charges in connection with the issuance of share-based awards of $357,937 and the amortization of note payable discount and deferred financing costs of $143,467 combined.  In addition the company incurred $427,080 in expenses from the testing and development costs related to water recycling technologies. The loss during the year ended December 31, 2012 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.  The net loss for the year ended December 31, 2012 included non-cash charges related to a loss on disposition of obsolete assets for $73,321, and charges in connection with the issuance of share-based awards of $156,373 totaling $229,694.  AES Water Solutions had net income of $464,018 for the period from January 4, 2012 (inception) to September 30, 2012.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities.  We had cash of $866,035 and a working capital deficit of $2,578,883 as of December 31, 2013 as compared to cash of $379,336 and a working capital deficit of $701,345 as of December 31, 2012.

Net cash used in operating activities for the year ended December 31, 2013 was $89,152 resulting primarily from our net loss of $1,198,134 plus increases in accounts receivable of $2,265,326, prepaid expenses of $20,410, deposits of $33,960  and accounts payable—related parties of $225,248, which amounts were offset by an increase in accounts payable of $2,487,242 and adjustments in non-cash items including $357,937 in non-cash stock for services, $117,059 in amortization of debt discount, $162,243 in bad debt expense, $131,069 in depreciation, $26,408 in amortization of deferred finance costs, $96,297 of loss on extinguishment of liability, $55,154 of warrants issued in extension of a secured note and $8,851 of loss on asset sale. By comparison, net cash used in operating activities for year ended December 31, 2012 was $354,376 resulting primarily our net loss of $59,051plus the increase in accounts receivable of $1,028,756 which was offset by an increase in payables and accrued expenses of $527,161, an increase in prepaid expenses of $26,455 and adjustments in non-cash items including $128,275 in non-cash stock for services, $28,098 in amortization of debt discount and $23,442 in depreciation.

Net cash used in investing activities for the year ended December 31, 2013 was $1,893,410 resulting primarily from $1,957,683 related to our acquisition of assets which was offset by $64,273 in cash received from our sale of property and equipment. By comparison, net cash used in investing activities for the year ended December 31, 2012 was $561,064 related to our acquisition of assets.

Our net cash provided by financing activities was $2,469,261 for the year ended December 31, 2013. This consisted of $850,000 in proceeds from the issuance of notes, $2,117,192 in proceeds from our line of credit, $50,000 in proceeds from warrant exercises, $109,775 in proceeds from our sale-leaseback transaction and $63,000 in related party advances which amounts were offset by payments on notes payable of $670,008, $20,000 in repayments on related party advances and $30,698 in payments for deferred financing costs.  Our net cash provided by financing activities was $1,218,125 in the year ended December 31, 2012. This consisted primarily of $1,000,000 in proceeds from the issuance of notes  plus $100,000 for the issuance of related party notes, $115,000 in related party advances and $3,125 in proceeds from warrant exercises.

The net increase in cash for the year ended December 31, 2013 was $486,699 as compared to a net increase in cash of $302,685 for the year ended December 31, 2012.

Convertible Debenture 2013

From October 31, 2013 through November 30, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $1,000,000 to ten accredited investors.  We received cash proceeds of $850,000 from the issuance of these notes and $150,000 of these notes were issued in consideration of an investor’s cancellation of an existing promissory note dated December 17, 2012 in the principal amount of $150,000.  The notes have 2 year term.  The notes are convertible into our common stock at a fixed conversion price of $0.50 per share. The proceeds were used to fund the cash consideration for our acquisition of Aqua Handling of Texas, LLC and for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the convertible notes.

Promissory Notes - 2012

On December 17, 2012, the registrant issued a 10% subordinated secured promissory note in the amount of $150,000 with a warrant to purchase 550,000 shares of the registrant’s common stock. The aggregate gross proceeds from the sale of the note and warrant was $150,000. The note is due on December 17, 2013 and bears interest at the ten percent (10%).  The note is secured by the assets of the registrant.  The notes was issued with a warrant to purchase 550,000 shares of the registrant’s common stock at an exercise price of $0.09 per share   The warrant is exercisable until five (5) years after the closing date.  The registrant relied on the exemption from registration provided by Rule

506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.  This note was cancelled in exchange for $150,000 of 10% convertible promissory notes issued on October 31, 2013.

On November 5, 2012, we, and our wholly-owned subsidiary, Apache Energy Services, LLC issued a $600,000 10% secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by AES from a third party (see Item 5 below). The note is due on March 30, 2013 and bears interest at the ten percent (10%). The notes are secured by the Vanderra equipment purchased with the proceeds. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.  This note was paid in full on June 27, 2013.

On October 31, 2012, we issued a $50,000 10% subordinated secured promissory note to a related party. The aggregate gross proceeds from the sale of the note were $50,000.  The proceeds were used for working capital and general corporate purposes. The note is due on March 30, 2013 and bears interest at ten percent (10%). The note is secured by our assets. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.  This note was paid on May 24, 2013.

On September 24, 2012, we issued $300,000 of principal amount of 10% subordinated secured promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The proceeds were used to fund the cash purchase price of the acquisition of Apache Energy Services LLC (dba AES Water Solutions) and for working capital requirements. The notes are due on September 23, 2013 and bear interest of ten percent (10%). The notes are secured by our assets. The notes were issued with “Class A” warrants to purchase up to 1,800,000 shares of the our common stock at an exercise price of $0.10 per share and “Class B” warrants to purchase up to 900,000 shares of the registrant’s common stock at an exercise price of $0.10 per share. The number of Warrant Shares underlying each Class A Warrant equals to the principal amount of the Note subscribed for by a purchaser Subscriber multiplied by six (6) The Class B Warrants are exercisable beginning on the one-year anniversary of the Closing Date (the “Target Date”) and the number of warrant shares underlying the Class B Warrant equals either (A) the principal amount of note subscribed for by a purchaser multiplied by 3 shares, if the Market Price (as defined in the Class B Warrant) on the Target Date is less than $0.20 or (B) 0 shares, if the Market Price on the Target Date is at least $0.20. The Class A Warrants and Class B Warrants are exercisable until five (5) years after the closing date. The Class A Warrants and the Class B Warrants are exercisable on a cashless basis. In September 2013, the Class B Warrant did not vest on the Target Date based on the Market Price and were effectively forfeited.  On September 25, 2013 warrant holders exercised warrants to purchase 1,720,000 shares of our common stock for a total consideration of $169,800 which consideration was paid by reduction of indebtedness for each warrant holder by the amount equal to their exercise price under the outstanding note. The remaining principal balance of $130,200 and accrued interest was paid between September 25, 2013 and February 21, 2014.

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our three divisions and our senior revolving line of credit for accounts receivables.

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

Item 8.  FINANCIAL STATEMENTS – HII TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HII Technologies, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of HII Technologies, Inc. and its subsidiaries (collectively, the “Company”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HII Technologies, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 28, 2014

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$ 866,035	$ 379,336
Accounts receivable, net of allowance of $79,116 and $0	3,708,012	1,297,103
Current portion of note receivable	294,755	11,614
Current portion of deferred financing costs	33,541	-
Prepaid expense and other current assets	111,147	55,515
Total current assets	5,013,490	1,743,568

Property and equipment, net of accumulated depreciation of $133,081 and $23,442	2,076,512	537,881
Note receivable, net of current portion	-	3,722
Deposits	33,960	-
Deferred financing costs, net of current portion	19,949	-
Intangible asset	227,000	-
Goodwill	2,852,107	1,897,380
Total assets	$ 10,223,018	$ 4,182,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,421,153	$ 364,974
Accounts payable and other liabilities, related parties	158,000	340,248
Accrued expenses and other liabilities	703,302	323,417
Line of credit	2,678,992	-
Current portion of notes payable - related parties, net of discount of $0 and $13,133	545,926	520,200
Current portion of secured notes payable, net of discount of $0 and $103,926	85,000	896,074
Total current liabilities	7,592,373	2,444,913

Long term liabilities:
Notes payable	1,158,855	-
Notes payable - related parties net of current portion	585,958	866,667
Total liabilities	9,337,186	3,311,580

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
48,424,712 and 43,317,683 shares issued and outstanding	48,424	43,317
Additional paid-in-capital	28,121,023	26,913,135
Accumulated deficit	(27,283,615)	(26,085,481)
Total stockholders' equity	885,832	870,971

Total liabilities and stockholders' equity	$ 10,223,018	$ 4,182,551

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	2013	2012

REVENUES	$ 14,551,695	$ 1,751,434

COST OF REVENUES	10,735,064	973,819

GROSS PROFIT	3,816,631	777,615

OPERATING EXPENSES:
Selling, general and administrative	4,233,374	684,138
Bad debt expense	162,243	-

Total operating expenses	4,395,617	684,138

INCOME (LOSS) FROM OPERATIONS	(578,986)	93,477

OTHER INCOME (EXPENSE)
Gain on liability settlement	-	58,975
Loss on extinguishment of liability	(96,297)	-
Acquisition expenses	(17,000)	(147,788)
Interest income	6,457	-
Interest expense	(405,951)	(63,715)

NET LOSS BEFORE INCOME TAXES	(1,091,777)	(59,051)

PROVISION FOR INCOME TAXES	(106,357)	-

NET LOSS	$ (1,198,134)	$ (59,051)

Basic and diluted net loss per share	$ (0.03)	$ -

Weighted average shares outstanding-Basic and diluted	45,277,518	36,952,731

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2011	33,820,183	$33,820	$26,093,575	$(26,026,430)	$ 100,965

Common stock issued for services	2,935,000	2,935	118,835	-	121,770
Common stock issued in purchase of Apache Energy Services LLC	6,500,000	6,500	546,000	-	552,500
Warrants issued in conjunction with notes payable	-	-	145,157	-	145,157
Warrants exercised	62,500	62	3,063	-	3,125
Stock options issued for services	-	-	6,505	-	6,505
Net loss	-	-	-	(59,051)	(59,051)

Balances at December 31, 2012	43,317,683	$ 43,317	$ 26,913,135	$ (26,085,481)	$ 870,971

Common stock issued for lease deposit	350,000	350	31,150	-	31,500
Common stock issued for services	870,000	870	193,930	-	194,800
Common stock issued in purchase of Aqua Handling of Texas LLC	1,443,696	1,444	547,160	-	548,604
Warrants exercised	700,000	700	49,300	-	50,000
Warrants exercised and applied to debt reductions	1,720,000	1,720	168,080	-	169,800
Warrants issued for extension of secured note	-	-	55,154	-	55,154
Stock options exercised using cashless provision	23,333	23	(23)	-	-
Stock options issued for services	-	-	163,137	-	163,137
Net loss	-	-	-	(1,198,134)	(1,198,134)

Balances at December 31, 2013	48,424,712	$ 48,424	$ 28,121,023	$ (27,283,615)	$ 885,832

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,198,134)	$ (59,051)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	117,059	28,098
Amortization of deferred finance costs	26,408	-
Stock-based compensation	163,137	6,505
Stock issued for services	194,800	121,770
Depreciation	131,069	23,442
Loss on extinguishment of liability	96,297	-
Warrants issued for extension of secured note	55,154	-
Bad debt expense	162,243	-
Loss on asset sale	8,851	-
Changes in:
Accounts receivable	(2,265,326)	(1,028,756)
Notes receivable	6,859
Prepaid expense and other current assets	(20,410)	26,455
Deposits	(33,960)	-
Accounts payable	2,487,242	322,586
Accounts payable and other liabilities - related parties	(225,248)	-
Accrued expenses and other liabilities	204,807	204,575
Net cash used in operating activities	(89,152)	(354,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	64,273	-
Cash paid for purchase of AES net of cash received	-	(44,861)
Cash paid for purchase of AquaTex net of cash received	(271,962)
Cash paid for purchase of property and equipment	(1,685,721)	(516,203)
Net cash used in investing activities	(1,893,410)	(561,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	50,000	3,125
Proceeds from sale-leaseback transaction	109,775	-
Proceeds from advances - related party	63,000	115,000
Payments against advances - related party	(20,000)	-
Payments for deferred financing costs	(30,698)	-
Proceeds from notes payable - related party	-	100,000
Proceeds from notes payable	850,000	1,000,000
Proceeds from line of credit, net	2,117,192	-
Payments on notes payable	(670,008)	-
Net cash provided by financing activities	2,469,261	1,218,125
NET INCREASE IN CASH AND CASH
EQUIVALENTS	486,699	302,685
CASH AND CASH EQUIVALENTS, beginning of period	379,336	76,651
CASH AND CASH EQUIVALENTS, end of period	$ 866,035	$ 379,336
Supplemental disclosures:
Cash paid for income taxes	$ -	$ 26,088
Cash paid for interest	187,816	10,534
Noncash investing and financing activities
Notes issued in connection with acquisitions	500,000	1,300,000
Shares issued in connection with acquisitions	548,604	552,500
Working capital adjustment in connection with acquisitions	(21,853)	225,248
Debt discount due to shares and warrants issued with debt	-	145,157
Payment on secured note paid directly from line of credit	512,600	-
Note receivable received for accounts receivable due	290,000	-
Debt reduction from the exercise of warrants	169,800	-
Deferred financing costs paid directly from line of credit	49,200	-
Common stock issued for lease deposit	31,500	-
See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business. HII Technologies, Inc. (“we”, “our”, “the Company” or “HII”) (f/k/a Hemiwedge Industries, Inc.) is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in frac water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries, Apache Energy Services, LLC (dbas “AES Water Solutions” and “AES Safety Services”; collectively “AES”), Aqua Handling of Texas, LLC (“AquaTex”) and KMHVC, Inc. (dba “South Texas Power” and “STP”).  The Company’s total frac water management services subsidiary does business as AES Water Solutions and manages the logistical and transportation associated with the water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, drilling and completion activities and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs.  The Company’s oilfield power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

Principles of consolidation. The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, AquaTex and Apache Energy Services, LLC, a Nevada limited liability company (dba “AES”). Significant inter-company accounts and transactions have been eliminated.  A separate set of financials for AES from inception, January 4, 2012, through the date of the acquisition, September 27, 2012, are presented following those of HII as AES satisfies the requirements for predecessor reporting.

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

Acquisition Accounting.  The Company’s acquisitions are accounted for under the acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The consolidated statements of operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Customer Concentration and Credit Risk. Two customers represented 50% of revenues for the year ended December 31, 2013 and one customer represented 79% of revenues for the year ended December 31, 2012. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future.

The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Cash and Cash Equivalents.  For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable.  Accounts receivable are comprised of unsecured amounts due from customers.  The Company carries it accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.  As of December 31, 2013, the allowance for bad debts was $79,116. As of December 31, 2012, no allowance for bad debts was required.

Deferred Financing Costs.  Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Amortization of deferred financing costs charged to expense for the years ended December 31, 2013 and 2012 were $26,408 and $0, respectively.

Property and Equipment.  Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to ten years.

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

Intangible Assets.  Intangible assets acquired in a business acquisition are initially measured at their fair value.  The intangible assets are amortized over their estimated useful lives using the straight-line method.

Goodwill.  Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. The Company performs its goodwill impairment testing at the reporting unit level.  There was no impairment of goodwill as of December 31, 2013 and 2012.

Revenue Recognition.  Revenue is recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured. AES, AquaTex and STP receive verbal orders from customers for services to be rendered.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and 2012.

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

Fair Value of Financial Instruments.  The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments.  The long-term debt approximate fair value since the related rates of interest approximate current market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2:

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Basic and Diluted Net Loss per Share.  Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the dilutive effects of common stock equivalents calculated using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.  For the year ended December 31, 2013 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Adopted Accounting Standards.  No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

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

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price
Cash at closing	$ 250,000
Working capital adjustment - cash due	225,248
Notes	1,300,000
Stock	552,500
Total purchase price	$2,327,748

Purchase Price Allocation
Cash	$ 205,139
Accounts receivable	268,347
Prepaids	11,917
Property and equipment, net	45,120
Accounts payable	(37,921)
Accrued expenses	(15,324)
Sales tax payable	(46,910)
Goodwill	1,897,380
Total purchase price	$2,327,748

Unaudited pro forma operation results for the year ended December 31, 2012 as though the Company had acquired AES on the first day of fiscal year 2012 are set forth below.

PROFORMA STATEMENT OF OPERATIONS
For the year ended December 31, 2012
(unaudited)

REVENUES	$ 3,071,645

COST OF REVENUES	1,776,275

GROSS PROFIT	1,295,370

OPERATING EXPENSES:
Selling, general and administrative	637,973
Professional fees	23,720

Total operating expenses	661,693

NET INCOME FROM OPERATIONS	$ 633,677

On November 12, 2013, we consummated the acquisition  of all of the outstanding membership interests of AquaTex  pursuant to the terms of a Securities Purchase Agreement dated November 11, 2013 by and among the Company, AquaTex and the members of AquaTex . The purchase price consisted of: (a) Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) $500,000 in common stock based upon the trailing 30-day average of the Company’s common stock which resulted in the issuance of 1,443,696 shares (the “Shares”) of the Company’s common stock which had a fair value of $548,604.  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and mature on November 1, 2016.  The Notes are secured by the assets of AquaTex.  In addition, there exists a working capital adjustment provision whereby the Company would be required to pay the AquaTex members additional cash equal to the amount of any working capital of AquaTex at closing; provided, however, that in the event that AquaTex has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former AquaTex members at closing.  The purchase agreement contains a 3-year non-compete/non-solicitation provisions for Messer’s George and Brewer, the former members of AquaTex.

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price
Cash at closing	$ 300,000
Notes	500,000
Working capital adjustment to Notes	(21,853)
Stock	548,604
Total purchase price	$1,326,751

Purchase Price Allocation
Cash	$ 28,038
Accounts receivable	597,825
Intangible assets	227,000
Property and equipment, net	166,877
Accounts payable	(568,936)
Accrued expenses	(78,780)
Goodwill	954,727
Total purchase price	$1,326,751

The identifiable intangible asset consisted of customer relationships of $227,000 and was valued using an income approach and amortized over a period of seven years.

Unaudited pro forma operation results for the year ended December 31, 2013 as though the Company had acquired AquaTex on the first day of fiscal year 2013 are set forth below.

PROFORMA STATEMENT OF OPERATIONS
For the year ended December 31, 2013
(unaudited)

REVENUES	$ 16,696,334

COST OF REVENUES	12,050,906

GROSS PROFIT	4,645,428

OPERATING EXPENSES:
Selling, general and administrative	5,043,070
Professional fees	162,243

Total operating expenses	5,205,313

LOSS FROM CONTINUING OPERATIONS	(559,885)

OTHER EXPENSE
Loss on extinguishment of liability	(96,297)
Interest expense	(412,576)

NET LOSS BEFORE INCOME TAXES	(1,068,758)

PROVISION FOR INCOME TAXES	(106,357)

NET LOSS	$ (1,175,115)

NOTE 3 – NOTE RECEIVABLE

On August 1, 2013, the Company agreed to take a secured note for $290,000 for a past due accounts receivable from a customer.  The note is subject to annual interest of 5% with principal and interest due on July 31, 2014. The note is secured by interests owned under an oil and gas lease.

On June 29, 2012 the Company agreed to take a promissory note for $20,000 in conjunction with a legal settlement. The note is personally guaranteed. The note is subject to annual interest of 4% with principal and interest due March 1, 2014. The balance outstanding at December 31, 2013 was $4,755.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2013 and 2012 included the following:

	December 31, 2013	December 31, 2012

Salaries and bonus payable	$ 76,047	$ 84,557
Sales tax payable	212,645	124,207
Payable to broker for AES transaction	-	63,000
Interest payable	42,357	25,452
Accrued state margin tax	95,927	-
Other	276,326	26,201

Total accrued expenses	$ 703,302	$ 323,417

NOTE 5 – NOTES PAYABLE

On September 24, 2012, we issued $300,000 of secured promissory notes to three investors, of which $50,000 was issued to a related party.  The notes bear annual interest of 10%, mature on September 23, 2013 and are secured by Company’s assets.  The notes were issued with 1,800,000 “Class A” warrants which have an exercise price of $0.10 per share and a term of 5 years and 900,000 “Class B” warrants which have an exercise price of $0.10 per share and a term of 5 years. The Class A warrants are exercisable at the date of issuance.  The Class B warrants are exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.  The relative fair value of the Class A warrants amounting to $105,059 was recognized as a debt discount and is amortized over the term of the notes.   In September 2013, the Class B Warrant did not vest on the Target Date based on the Market Price and were effectively forfeited. On September 25, 2013 warrant holders exercised warrants to purchase 1,720,000 shares of our common stock for a total consideration of $169,800 which consideration was paid by reduction of indebtedness for each warrant holder by the amount equal to their exercise price under the outstanding note. The remaining principal balance of $130,200 and accrued interest was paid between September 25, 2013 and February 21, 2014.

In connection with the acquisition of AES (see Note 2), we issued $1,300,000 of subordinated secured promissory notes to the members of AES.  The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.

On September 23, 2013, the Company entered into an amendment to the secured promissory note of $50,000 dated September 24, 2012, with a related party.  The amendment extended the maturity date from September 24, 3013 to February 23, 2014.  In addition a payment plan was added for $5,000 bi-weekly beginning October 7, 2013 until paid with all accrued interest due on the maturity date. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.  The note and all accrued interest was paid in full by February 21, 2014.

On November 5, 2012, we and our wholly owned subsidiary AES issued a $600,000 secured promissory note to Reserve Financial Corp. (“RFC”).  The note bears annual interest of 10% and matures on March 30, 2013.  The proceeds were used to purchase certain water transfer assets from Vanderra Resources, LLC (under its Chapter 11 proceeding with the United States Bankruptcy Court for the Northern District of Texas), including trucks, trailers, piping and related equipment.  The total purchase price paid for the assets was $586,500.  To secure repayment of this note, AES granted Reserve Financial Corp. a first priority security interest in the assets purchased. This note was paid in full on June 27, 2013.

On December 17, 2012, the Company issued a $150,000 secured promissory note to Reserve Financial Corp.  The note bears annual interest of 10% and matures on December 17, 2013. The Company issued 550,000 warrants in conjunction with the note.  The related fair value of the warrants amounting to $40,098 was recorded as a debt discount and is amortized over the term of the note. This note was cancelled in exchange for $150,000 of 10% convertible promissory notes issued on October 31, 2013.

On November 12, 2013, in connection with the acquisition of AquaTex we issued $500,000 in 5% subordinated secured promissory notes.  The notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and mature on November 1, 2016.  The Notes are secured by the assets of AquaTex.

From October 31, 2013 through November 30, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $1,000,000 to ten accredited investors.  We received cash proceeds of $850,000 from the issuance of these notes and $150,000 of these notes were issued in consideration of an investor’s cancellation of an existing promissory note dated December 17, 2012 in the principal amount of $150,000.  The notes have a two year term and are convertible to the Company’s common stock at a fixed conversion price of $0.50 per share.  The Company evaluated whether a beneficial conversion feature exists on the notes and determined that there were none.

A summary of the activity in notes payable for the year ended December 31, 2013 is shown below:

Notes payable - related parties

Balance at January 1, 2013		$ 1,386,867
Note issued to related party in connection with acquistion of AquaTex		245,000
Working capital adjustment on related party note issued for AquaTex		(10,708)
Less: payments on notes payable		(502,408)
Add: amortization of note discount		13,133
		1,131,884
Less - current maturities, net - related parties		(545,926)
Long-term notes payable, net December 31, 2013		$ 585,958

Notes payable - third parties

Balance at January 1, 2013		$ 896,074
Convertible promissory notes		850,000
Note issued in connection with acquisition of AquaTex		255,000
Working capital adjustment on note issued for AquaTex		(11,145)
Less: payments on notes payable		(680,200)
Less: reduction in notes payable due to the exercise of warrants		(169,800)
Add: amortization of note discount		103,926
		1,243,855
Less - current maturities, net - third parties		(85,000)
Long-term notes payable, net December 31, 2013		$ 1,158,855

Future maturities of notes payable are as follows as of December 31, 2013

2014	$ 630,926
2015	1,600,000
2016	144,813

	$ 2,375,739

NOTE 6 – LINE OF CREDIT

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

During the year ended December 31, 2013, the Company made draws, net of expenses, of $2,117,192.

Pursuant to the terms of the financing facility, the Company is required to maintain at the end of each quarter, tangible net worth in an amount not less than negative $1,000,000 and working capital of not less than negative $2,000,000.  The Company was not in compliance with the working capital covenant as of December 31, 2013. The lender issued a waiver for the period.

The Company paid a total of $79,898 in various financing fees which are amortized over the two year life of the line of credit.  A summary is shown below:

Balance at January 1, 2013	$ -
Add: financing fees incurred	79,898
Less: amortization of deferred financing costs	(26,408)
53,490
Less: current maturities	(33,541)
Long-term deferred financing costs	$ 19,949

NOTE 7 – INCOME TAXES

HII uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  HII has incurred significant net losses in past years and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $28,440,000 and $27,717,443 at December 31, 2013 and 2012, respectively, and will expire in the years 2022 through 2032.

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	December 31, 2013	December 31, 2012

Deferred tax asset	$ 9,954,000	$ 9,339,000
Valuation of allowance	(9,954,000)	(9,339,000)

Net deferred tax asset	$ -	$ -

Internal Revenue Section 382 restricts the ability to use these carry-forwards whenever an ownership change as defined occurs.  HII has incurred significant ownership changes beginning in 2005 through 2013.  As the result of the ownership change, HII’s use of net operating losses through the date of change may be restricted.

NOTE 8 – COMMON STOCK

On April 9, 2012, our board of directors adopted the 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the Plan is 10,000,000 shares, subject to adjustment.  As of December 31, 2013, we had 4,409,000 shares available for issuance under our 2012 Stock Incentive Plan.

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

On September 25, 2013, two warrant holders’ exercised warrants to purchase 1,720,000 shares of our common stock for a total consideration of $169,800 (see also Note 5).

In connection with the acquisition of AquaTex (see Note 2), we issued 1,443,696 shares of the Company’s common stock which was valued at $548,604.

On December 6, 2013, the Company issued 50,000 common shares for consulting services in connection with the acquisition of AquaTex.  The shares were valued at $28,000.

On December 13, 2013, an officer exercised 40,000 options using the cashless provision of the option agreement for net shares issued of 23,333.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through December 31, 2013 and 153,000 options are outstanding at December 31, 2013, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 1,836,000 stock options have been granted through December 31, 2013 and 1,836,000 options are outstanding at December 31, 2013.

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

During the year ended December 31, 2013, 350,000 options were granted to an employee and valued at $41,720 using the Black-Scholes pricing model.   The options vest upon achievement of certain revenue targets, some of which were met during the year ended December 31, 2013, resulting in 262,500 options vesting.

During the year ended December 31, 2013, 1,000,000 options were granted to an employee and director and valued at $178,237 using the Black-Scholes pricing model.   The 500,000 options issued to the director vested immediately while the remaining 500,000 options vest monthly over a period of 24 months with 166,664 options vested as of December 31, 2013.

During the year ended December 31, 2013, 286,000 options were granted to employees and valued at $93,241 using the Black-Scholes pricing model.  The 286,000 options vest monthly over a 36 month period with 10,944 options vested as of December 31, 2013

Significant assumptions used in the valuation of the above options include the following:

Expected term                                   3 - 5 years

Expected volatility                            192.35% - 245.43%

Risk free interest rate                        0.70% - 1.47%

Expected dividend yield                   0.00%

Stock compensation expense recognized for the year ended December 31, 2013 related to the above options and options granted in the prior year amounted to $163,137.  Unrecognized compensation cost as of December 31, 2013 of $157,277 is expected to be recognized over a period of 3 years.

During the year ended December 31, 2013, no options expired.  On December 13, 2013, an officer exercised 40,000 options using the cashless provision of the option agreement for net shares issued of 23,333.

Warrants

In September 2012, HII issued 1,800,000 Class A warrants and 900,000 Class B warrants with the certain promissory notes (see Note 5).  Both Class A and Class B warrants have an exercise price of $0.10 and a term of 5 years.   The Class A warrants are exercisable at the date of issuance.  The Class B Warrants are exercisable beginning on the one-year anniversary from the issuance date (“Target date”) if the Company’s stock price on or after the Target date through September 24, 2017 is less than $0.20, however, if the Company’s stock price on or after the Target date and through September 24, 2017 is at least $0.20, no shares are issuable under the Class B warrants.  The Company’s stock price on the Target date exceeded $0.20 and the 900,000 warrants were effectively forfeited.

The Class A warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                         5 years

Expected volatility                  277%

Risk free interest rate              0.66%

Expected dividend yield         0.00%

On December 17, 2012, the Company issued 550,000 warrants in conjunction with the $150,000 note (see Note 5).  The warrants have an exercise price of $0.09 and a term of 5 years.

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

On June 21, 2013, the Company issued 200,000 warrants in conjunction with the forbearance of a note holder concerning the note being paid in full two-months after the due date.  The warrants have an exercise price of $0.28 and a term of 5 years.

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include the following:

Expected term                                                 5 years

Expected volatility                                          215.84%

Risk free interest rate                                      1.42%

Expected dividend yield                                 0.00%

The fair value of the warrants of $55,154 was immediately recorded as interest expense since the note was fully paid as of June 30, 2013.

During the year ended December 31, 2013, 2,553,269 warrants expired unexercised.

Summary information regarding options and warrants is as follows:

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
	Options	Remaining Life	Exercise Price	Value	Warrants	Remaining Life	Exercise Price	Value

Outstanding at December 31, 2011	40,000	1.96	$ 0.25	$ -	4,875,611	2.02	$ 0.27	$ -

Year ended December 31, 2012:
Granted	353,000		0.10		3,250,000		0.098
Exercised	-		-		(62,500)		0.05
Forfeited and cancelled	-		-		(869,842)		0.61

Outstanding at December 31, 2012	393,000	4.20	$ 0.12	$ -	7,193,269	2.91	$ 0.15	$ 57,500

Year ended December 31, 2013:
Granted	1,636,000		0.19		200,000		0.28
Exercised	(40,000)		0.25		(2,422,000)		0.09
Forfeited and cancelled	-		-		(3,443,269)		0.21

Outstanding at December 31, 2013	1,989,000	4.19	$ 0.17	$701,345	1,528,000	2.51	$ 0.14	$ 590,680

NOTE 10 – RELATED PARTY TRANSACTIONS

On September 24, 2012, we issued $50,000 of secured promissory note to a related party. The notes bear annual interest of 10%, matured on September 23, 2013 and is secured by Company’s assets.  On September 23, 2013, the Company amended the secured promissory note to extend the maturity date from September 24, 3013 to February 23, 2014.  The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.  The note and all accrued interest was paid in full by February 21, 2014.

In connection with the acquisition of AES (see Note 2), we issued $1,300,000 of subordinated secured promissory notes to the members of AES.  The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.  The members received 6,500,000 shares of common stock (see Note 2) and are considered related parties based due to their greater than 5% ownership.

On November 12, 2013, in connection with the acquisition of AquaTex we issued $245,000 in 5% subordinated secured promissory notes.  Under the terms of the purchase agreement, in the event that AquaTex had negative working capital at closing, that amount would be offset against the notes. This resulted in a reduction to this note of $10,708.  The notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and mature on November 1, 2016.

In addition to the notes, a member of the Board provided cash advances to the Company during the year ended December 31, 2012, totaling $140,000 and received $25,000 in repayment leaving a balance due as of December 31, 2012, of $115,000.  During the year ended December 31, 2013, a member of the Board provided additional cash advances of $63,000 and received $20,000 in repayment leaving a balance due as of December 31, 2013, of $158,000.  In addition, a member of the Board purchased equipment for STP at a cost of $4,200 and sold it to the Company for the same cost.   This amount has been paid as of December 31, 2013. The outstanding amounts are included in accounts payable and other liabilities – related parties in the consolidated balance sheets.

Pursuant to the acquisitions described in Note 2 above, a portion of the purchase price of AES and AquaTex was subject to a working capital adjustment calculation.  The working capital adjustment for AES was $225,248 and for AquaTex it was $(21,853).

NOTE 11– COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various operating leases for office and storage facilities for terms ranging from month to month to six months.  Rent expense for years ended December 31, 2013 and 2012 for these leases amounted to $118,156 and $14,984, respectively.

On December 7, 2012, as amended on July 19, 2013, the Company's subsidiary, STP, entered into a strategic alliance agreement with PRC for an operating lease of equipment.  Under the agreement, PRC agreed to fund the purchase of generators, light towers and related equipment for STP's rental fleet.  Under the agreement, STP's monthly lease payment to PRC is calculated as 50% of monthly rental revenue earned on the leased PRC equipment.  The lease effectively started in January 2013, and in January 2013 the Company issued 350,000 shares of common stock as a deposit for future lease payments (see Note 8 above).  During the year ended December 31, 2013, STP recognized $274,015 in lease expense.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company (“Enterprise”) for its rolling stock which is being accounted for as an operating lease.  As of December 31, 2013 the Company leases 36 vehicles and 12 trailers under this master lease with monthly lease payments totaling approximately $54,291.  7 of the leased vehicles resulted from a sale/leaseback transaction with Enterprise in January 2013 where Enterprise purchased 7 vehicles from the Company for $87,375 resulting in a net loss of $11,773.  $2,133 of the loss was recognized immediately and the remainder is being amortized over the life of each respective lease.

NOTE 12 – SUBSEQUENT EVENTS

On March 26, 2014, the Company’s wholly-owned subsidiaries, AquaTex, AES, and STP entered into a waiver and amendment agreement with Rosenthal & Rosenthal, Inc. under which Rosenthal waived our non- compliance with the covenant to maintain working capital of not less than negative $2,000,000 for the period ended December 31, 2013.  Additionally, Section 6.10 of our Financing Agreement with Rosenthal & Rosenthal, Inc. was amended to provide that we are required to maintain working capital of not less than negative $4,500,000 in future periods.

On February 17, 2014, the Company issued a 10% promissory note in the amount of $130,000 to a single accredited investor. The note is due on July 15, 2014 and bears an interest at the ten percent (10%).  The proceeds were used for working capital and general corporate purposes.

On January 30, 2014, the Company issued 25,000 shares of its common stock upon exercise of outstanding warrants.  We received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.

On January 27, 2014 the Company’s wholly-owned subsidiaries, AquaTex, AES, and STP entered into an amendment to certain June 2013 Financing Agreement with Rosenthal & Rosenthal, Inc. as Lender (the “Amendment”).  Pursuant to the Amendment, the maximum amount available for borrowing under the facility was increased to $4 million.

On January 23, 2014, we issued 58,035 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 66,965 shares withheld by the registrant at the market price of $0.56 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 23, 2014, we issued 59,210 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 65,790 shares withheld by the registrant at the market price of $0.57 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 15, 2014, the Company, and its wholly owned subsidiary AES issued a 10% promissory note in the amount of $370,000 to a single accredited investor. The note is due on July 15, 2014 and bears interest at the ten percent (10%).  The note was issued as partial consideration to fund a licensing fee.

On January 7, 2014, the Company issued 25,000 shares of its common stock to one of our directors upon exercise of outstanding warrants.  The Company received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.

Item 8.  FINANCIAL STATEMENTS – APACHE ENERGY SERVICES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Houston , Texas

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

See accompanying notes to financial statements

APACHE ENERGY SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Apache Energy Services, LLC (“AES”, “we”, “our”, “us” or the “Company”) provides frac water transfer services in connection with the hydraulic fracturing (“fracing”) of oil and gas reservoirs. AES arranges for up to millions of gallons to be delivered to frac pads and drill sites. The water transfer services can range from drilling water wells and digging water storage pits to arranging for miles of above ground temporary pipe and high volume pumps to address all of the logistics needs of water during fracing for an oilfield operator.  Once a frac job is completed, AES transfers the pipe, pumps and other temporary infrastructure to another location at the request of its customers.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (2014 Proxy Statement) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

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

2.7

Securities Purchase Agreement dated as of November 11, 2013 by and among HII Technologies, Inc., Branden Brewer, Chris George and Aqua Handling of Texas, LLC, incorporated by reference ot our Current Report on Form 8-K dated October 31, 2013 and filed on November 13, 2013.

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

4.6

10% Secured Promissory Note dated November 5, 2012, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

4.7

10% Subordinated Secured Promissory Note dated December 17, 2012, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

4.8

Warrant dated December 17, 2012, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

4.9

Form of 10% Convertible Note, incorporated by reference to our Current Report on Form 8-K dated October 31, 2013 and filed on November 13, 2013

4.10

Form of 5% Subordinated Secured Promissory Note issued by HII Technologies, Aqua Handling of Texas, LLC, incorporated by reference to our Current Report on Form 8-K dated October 31, 2013 and filed on November 13, 2013.

4.11

10% Promissory Note dated January 15, 2014 issued by HII Technologies, Inc. and Apache Energy Services, LLC in the amount of $370,000 (1).

4.12

10% Promissory Note dated February 17, 2014 issued by HII Technologies, Inc. in the principal amount of $130.000. (1)

10.1

2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.2

2005 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.3

Employment Agreement dated January 30, 2014 between Matthew C. Flemming and Technologies, Inc. (1)

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

10.14

Strategic Alliance Agreement with Reserve Financial Corp. incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.15

Security Agreement dated December 17, 2012 incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.16

Financing Agreement dated June 26, 2013 between Apache Energy Services, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.17

Equipment Security Agreement dated June 26, 2013 between Apache Energy Services, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.18

Guarantee dated June 26, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc. , incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.19

General Security Agreement dated June 26, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc. , incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.20

Security Agreement dated as of November 12, 2013 by and among HII Technologies, Inc. Aqua Handling of Texas, LLC and the secured parties set forth therein, incorporated by reference to our Current Report on Form 8-K dated October 31, 2013 and filed on November 12, 2013.

10.21

Employment Agreement dated November 12, 2013 between Chris George and Aqua Handling of Texas, LLC, incorporated by reference to our Current Report on Form 8-K dated October 31, 2013 and filed on November 12, 2013.

10.22

Assumption Agreement dated November 20, 2013 made by Aqua Handling of Texas, LLC in favor of Rosenthal and Rosenthal, incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed in November 26, 2013.

10.23

Equipment Security Agreement dated November 20, 2013 between Aqua Handling of Texas LLC and Rosenthal & Rosenthal, incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed on November 26, 2013.

10.24

Guarantee dated November 20, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc.,, incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed on November 26, 2013.

10.25

Amendment to Financing Agreement dated January 27, 2014 between Apache Energy Services LLC, Aqua Handling of Texas, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, incorporated by reference to our Current Report on Form 8-K dated January 27, 2014 and filed on January 30, 2014

10.26

Waiver and Amendment Agreement dated March 26, 2014 by and among Apache Energy Services, LLC, Aqua Handling of Texas, LLC, KMHVC, Inc. and Rosenthal & Rosenthal. (1)

21.1

Subsidiaries (1)

23.

Consent of MaloneBaileyLLP (1)

31.1

Certification of Matthew C. Flemming  pursuant to Rule 13a-14(a). (1)

31.2                          Certification of Matthew C. Flemming pursuant to 18 U.S.C. Section 1350, as adopted pursuant                                           to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

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

March 28, 2014

Matthew C. Flemming

Chief Financial Officer, Secretary,

Treasurer and Director

(Principal Executive and Financial

And Accounting Officer)

/s/ Kenton C. Chickering III

Director

March 28, 2014

Kenton C. Chickering III

/s/ Leo B. Womack

Director

March 28, 2014

Leo B. Womack

/s/ Brent Mulliniks

Director

March 28, 2014

Brent Mulliniks