Form 10-Q
period 2014-03-31
HII Technologies, Inc.
filed 2014-05-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

                                                                                                                                                        Yes   X     No __

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

                                                                                                                                                        Yes        No    X

As of May 14, 2014, 49,118,556 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2014

ITEM 1 –FINANCIAL STATEMENTS (UNAUDITED)

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$ 56,747	$ 866,035
Accounts receivable, net of allowance of $79,116 and $79,116	6,493,584	3,708,012
Note receivable	291,790	294,755
Current portion of deferred financing costs	33,818	33,541
Prepaid expense and other current assets	162,432	111,147
Total current assets	7,038,371	5,013,490

Property and equipment, net of accumulated depreciation of $233,344 and $133,081	3,168,675	2,076,512
Deposits	33,960	33,960
Deferred financing costs, net of current portion	4,980	19,949
Intangible assets, net of accumulated amortization of $20,138 and $0	576,862	227,000
Goodwill	2,852,107	2,852,107
Total assets	$ 13,674,955	$ 10,223,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,635,907	$ 3,421,153
Accounts payable and other liabilities, related parties	233,000	158,000
Accrued expenses and other liabilities	1,387,512	703,302
Line of credit	3,688,134	2,678,992
Current portion of notes payable - related parties	515,000	545,926
Current portion of unsecured notes payable	500,000	-
Current portion of secured notes payable	192,669	85,000
Total current liabilities	11,152,222	7,592,373

Long term liabilities:
Notes payable - unsecured	1,000,000	1,000,000
Notes payable - secured	137,604	158,855
Notes payable - related parties net of current portion	457,208	585,958
Total liabilities	12,747,034	9,337,186

Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
48,591,957 and 48,424,712 shares issued and outstanding	48,591	48,424
Additional paid-in-capital	28,187,796	28,121,023
Accumulated deficit	(27,308,466)	(27,283,615)
Total stockholders' equity	927,921	885,832
Total liabilities and stockholders' equity	$ 13,674,955	$ 10,223,018

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2014 and 2013
(unaudited)
	March 31,	December 31,
	2014	2013

REVENUES	$ 7,505,061	$ 2,609,773

COST OF REVENUES	5,383,228	2,077,481

GROSS PROFIT	2,121,833	532,292

OPERATING EXPENSES:
Selling, general and administrative	1,987,070	550,731

Total operating expenses	1,987,070	550,731

INCOME (LOSS) FROM OPERATIONS	134,763	(18,439)

OTHER INCOME (EXPENSE)
Interest expense	(139,810)	(78,451)

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,047)	(96,890)

PROVISION FOR INCOME TAXES	(19,804)	(17,499)

NET LOSS	$ (24,851)	$ (114,389)

Basic and diluted net loss per share	$ -	$ -

Weighted average shares outstanding-Basic and diluted	48,558,106	43,741,294

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2013	48,424,712	$ 48,424	$ 28,121,023	$ (27,283,615)	$ 885,832

Warrants exercised	50,000	50	12,450	-	12,500
Warrants exercised using cashless provisions	117,245	117	(117)	-	-
Stock options issued for services	-	-	54,440	-	54,440
Net loss	-	-	-	(24,851)	(24,851)

Balances at March 31, 2014	48,591,957	$ 48,591	$ 28,187,796	$ (27,308,466)	$ 927,921

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(unaudited)

	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (24,851)	$ (114,389)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	-	36,291
Amortization of deferred finance costs	18,859	-
Stock-based compensation	54,440	1,160
Depreciation and amortization	123,580	29,374
Loss on asset disposal	8,275	-
Changes in:
Accounts receivable	(2,785,573)	(1,009,667)
Prepaid expense and other current assets	(48,857)	(12,381)
Other assets	-	2,852
Accounts payable	1,214,754	676,368
Accounts payable and other liabilities - related parties	75,000	35,000
Accrued expenses and other liabilities	684,210	171,951
Net cash used in operating activities	(680,163)	(183,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	-	42,776
Cash paid for purchase of property and equipment	(1,086,222)	(19,087)
Net cash provided by (used in) investing activities	(1,086,222)	23,689
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	12,500	18,750
Proceeds from sale-leaseback transaction	-	87,375
Payments for deferred financing costs	(4,167)	-
Proceeds from notes payable	130,000	-
Proceeds from line of credit, net	1,009,142	-
Payments on notes payable	(190,378)	(173,334)
Net cash provided by (used in) financing activities	957,097	(67,209)
NET DECREASE IN CASH AND CASH
EQUIVALENTS	(809,288)	(226,961)
CASH AND CASH EQUIVALENTS, beginning of period	866,035	379,336
CASH AND CASH EQUIVALENTS, end of period	$ 56,747	$ 152,375

Supplemental disclosures:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	115,634	22,616
Noncash investing and financing activities
Notes issued in consideration for property and equipment	117,120	-
Notes issued in consideration for intangible assets	370,000	-
Cashless exercise of warrants	117	-
Unpaid additions to property and equipment	-	4,200
Common stock issued for lease deposit	-	31,500

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012 contained in HII Technologies’ Form 10-K originally filed with the Securities and Exchange Commission on March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for years ended December 31, 2013 and 2012 as reported in the Company’s Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc., a Texas corporation (dba “South Texas Power”, “KMHVC”), Aqua Handling of Texas, LLC, a Texas limited liability company (dba “AquaTex”) and Apache Energy Services, LLC, a Nevada limited liability company (dba’s “AES Water Solutions” and “AES Safety Services”, herein “AES”). Significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2014	December 31, 2013
Technology license	$370,000	$ -
Customer relationships	227,000	227,000
	597,000	227,000

Less – accumulated amortization	(20,138)	-
	$576,862	$ 227,000

On January 15, 2014, the Company’s wholly owned subsidiary, AES Water Services, entered into a sublicense agreement granting exclusive use of licensed water recycling technology and the associated water treatment platform unit.  AES paid a sublicense fee of $370,000, which fee was paid via issuance of a 10% promissory note by both the Company and AES. The note is due on July 15, 2014 and bears annual interest of 10%. The agreement remains in force on an exclusive basis for so long as AES Water Services or its designees continue to use the water recycling technology.  In addition, the sublicense will be terminated upon a default of the promissory note.

NOTE 3 – NOTES PAYABLE

On January 15, 2014, the Company, and its wholly owned subsidiary AES issued a promissory note in the amount of $370,000 to a single accredited investor. The note is due on July 15, 2014 and bears annual interest of 10%.  The note was issued as consideration to fund a technology licensing fee.

On February 17, 2014, the Company issued a promissory note in the amount of $130,000 to a single accredited investor. The note is due on July 15, 2014 and bears annual interest of 10%.  The proceeds were used for working capital and general corporate purposes.

On February 27, 2014, the Company’s wholly-owned subsidiary KMHVC entered into a Security Agreement –Conditional Sales Contract with a third-party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract/promissory note of $122,579.  To secure payment, under this conditional sales contract/promissory note, KMHVC granted the equipment seller a purchase money security interest in the equipment sold.   The conditional sales contract/promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.

A summary of the activity in notes payable for the three months ended March 31, 2014 is shown below:

Notes payable - related parties

Balance at January 1, 2014	$ 1,131,884
Less: payments on notes payable	(159,676)
972,208
Less - current maturities, net - related parties	(515,000)
Long-term notes payable, net March 31, 2014	$ 457,208

Notes payable - third parties
Balance at January 1, 2014	$ 1,243,855
Note issued in consideration for intangible assets	370,000
Note issued in connection with purchase of property and equipment	117,120
Unsecured promissory note	130,000
Less: payments on notes payable	(30,702)
1,830,273
Less - current maturities, net - third parties	(692,669)
Long-term notes payable, net March 31, 2014	$ 1,137,604

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

On November 20, 2013, our wholly-owned subsidiary, AquaTex entered into an Assumption Agreement with Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, Rosenthal increased the maximum amount available under the facility to $3 million.  In January 2014, Rosenthal increased the maximum amount available under the facility to $4 million.  In April 2014, Rosenthal increased the maximum amount available under the facility to $5 million. Pursuant to the terms of the financing facility, the Company was required to maintain at the end of each quarter, tangible net worth in an amount not less than negative $1,000,000 and working capital of not less than negative $2,000,000.

On March 26, 2014, the Company’s wholly-owned subsidiaries, AquaTex, AES, and STP entered into a waiver and amendment agreement with Rosenthal & Rosenthal, Inc. under which Rosenthal waived our non- compliance with the covenant to maintain working capital of not less than negative $2,000,000 for the period ended December 31, 2013.  Additionally, Section 6.10 of our Financing Agreement with Rosenthal & Rosenthal, Inc. was amended to provide that we are required to maintain working capital of not less than negative $4,500,000 in future periods.  The Company was not in compliance with the amended working capital covenant requiring to maintain a negative working capital of not less than $4,500,000 for the period ended March 31, 2014. The lender issued a waiver for this period on May 9, 2014.

During the three months ended March 31, 2014, the Company made draws, net of expenses of $1,009,142.

The Company paid a total of $84,064 in various financing fees which will be amortized over the two year life of the line of credit.  A summary is shown below:

Balance at January 1, 2014	$ 53,490
Add: financing fees paid	4,167
Less: amortization of deferred financing costs	(18,859)
38,798
Less: current maturities	(33,818)
Long-term deferred financing costs	$ 4,980

NOTE 5 – COMMON STOCK

On January 7, 2014, the Company issued 25,000 shares of its common stock to one of our directors upon exercise of outstanding warrants.  The Company received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.

On January 23, 2014, we issued 59,210 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 65,790 shares were withheld by the Company at the market price of $0.57 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 23, 2014, we issued 58,035 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 66,965 shares were withheld by the Company at the market price of $0.56 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 30, 2014, the Company issued 25,000 shares of its common stock upon exercise of outstanding warrants. We received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through March 31, 2014 and 153,000 options are outstanding at March 31, 2014, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 2,500,000 stock options have been granted through March 31, 2014 and 2,500,000 options are outstanding at March 31, 2014.

During the quarter ended March 31, 2014, no options were exercised or expired.

During the quarter ended March 31, 2014, 564,000 options were granted to employees and valued at $278,022 using the Black-Scholes pricing model. The 564,000 options vest over a period of 36 months.

Significant assumptions used in the valuation include the following:

Expected term                       7 years

Expected volatility              186.00%

Risk free interest rate             2.13%

Expected dividend yield         0.00%

During the quarter ended March 31, 2014, 100,000 options were granted to two directors and valued at $50,972 using the Black-Scholes pricing model.  The 100,000 options vest over a 12 month period.

Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility              185.66%

Risk free interest rate             1.46%

Expected dividend yield         0.00%

Stock compensation expense recognized for the quarter ended March 31, 2014 related to the above options including those issued in the prior year amounted to $54,440. Unrecognized compensation cost as of March 31, 2014 of $406,474 is expected to be recognized over a period of 2.83 years.

Warrants

During the quarter ended March 31, 2014, 50,000 warrants were exercised for cash and 250,000 warrants were exercised on a cashless basis (see Note 5).

A summary of activity in options and warrants is as follows:

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
	Options	Remaining Life	Exercise Price	Value	Warrants	Remaining Life	Exercise Price	Value

Outstanding at December 31, 2013	1,989,000	4.19	$ 0.17	$ 701,345	1,528,000	2.51	$ 0.14	$ 590,680

Three months ended March 31, 2014:
Granted	664,000		0.60		-
Exercised	-				(300,000)		$ 0.29
Forfeited and cancelled	-				-

Outstanding at March 31, 2014	2,653,000	4.59	$ 0.28	$1,129,820	1,228,000	2.86	$ 0.10	$ 735,580

NOTE 7 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014, a member of the Board provided cash advances to the Company totaling $75,000, resulting in an outstanding balance of $233,000 as of March 31, 2014.  The outstanding amount is included in accounts payable and other liabilities - related parties in the consolidated balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

On April 25, 2014, the Company entered into an investor relations consulting agreement pursuant to which the Company agreed to issue 250,000 shares of its common stock to a consultant in consideration of services rendered under the agreement.   As of the date of this report, these shares have not been issued.

On April 30, 2014, the Company entered into stock purchase agreements with current noteholders under which the Company agreed to issue an aggregate of 276,599 shares of its common stock for an aggregate purchase price of $138,300.   Each of these purchasers are current noteholders of the Company and agreed to cancel indebtedness under their respective notes equal to their purchase price of the shares of common stock purchased by them.   As of the date of this report, these shares have not yet been issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently employ 43 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues. Our revenues increased by $4,895,288, or approximately 188% to $7,505,061 for the three months ended March 31, 2014 from revenues of $2,609,773 for the three months ended March 31, 2013.  This increase was primarily attributable to the continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services.  Additionally, increased revenues came from organic growth of AES Safety Services including its new spill remediation service line and the organic growth of STP’s business in mobile oilfield power. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $3,305,747 or approximately 159%, to $5,383,228 for the three months ended March 31, 2014, or 72% of revenues, compared to cost of revenues of $2,077,481, or 80% of revenues for the three months ended March 31, 2013.  The cost of revenues during the three months ended March 31, 2014 were primarily the result of contract labor of $2,190,646, direct costs associated with the spill remediation line of $927,812, frac water pipe and pump rental of $820,587, equipment and truck rental of $549,083 and related fuel costs of $537,436.  The decrease in cost of revenues as a percentage of sales was the result of the additional revenues AquaTex, subsidiary which was acquired in November 2013, lower equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions. The cost of revenues during the three months ended March 31, 2013 were primarily the result of contract labor of $1,323,857, equipment rental of $367,287 and fuel for water pumps of $213,468.

Selling, general, and administrative. Selling, general and administrative expenses increased by $1,436,339, or approximately 261%, to $1,987,070, or approximately 26% of revenues, for the three months ended March 31, 2014, as compared to $550,731 or approximately 21% of revenues for the comparable period in 2013. The increase was primarily attributable to newly added employee compensation expense, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2014.

Interest expense. Interest expense increased by $61,359, or approximately 78% to $139,810 in the three months ended March 31, 2014, from $78,451 for the comparable period in 2013.  The increase was attributable to the interest accrued on the accounts receivable financing facility and amortization of related deferred finance costs, promissory notes we issued in our September 2012 and October 2013 financings, as well as accrued interest on the notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net loss. Our net loss decreased by $89,538, or approximately 78% to $24,851 for the three months ended March 31, 2014 from a  net loss of $114,389 for the comparable period in 2013. The loss for the three months ended March 31, 2014 included non-cash charges in connection with the issuance of share-based awards of $54,440 and the amortization of deferred financing costs of $18,859.  In addition the Company incurred $86,950 in expenses from the testing and development costs related to water recycling technologies. The loss during the three months ended March 31, 2013 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities.  We had cash of $56,747 and a working capital deficit of $4,113,851 as of March 31, 2014 as compared to cash of $866,035 and a working capital deficit of $2,578,883 as of December 31, 2013.

Net cash used in operating activities for the three months ended March 31, 2014 was $680,163 resulting primarily from our net loss of $24,851 and increases in accounts receivable of $2,785,573 and prepaid expenses of $48,857, which amounts were offset by the increases in accounts payable of $1,214,754, accounts payable-related parties of $75,000 and accrued expenses of $684,210 and adjustments in non-cash items including $54,440 in non-cash stock for services, $123,580 in depreciation and amortization, $8,275 in loss on asset disposal and $18,859 in amortization of deferred finance costs. By comparison, net cash used in operating activities for the three months ended March 31, 2013 was $183,441 resulting primarily from our net loss of $114,389 which was offset by an increase in accounts payable and accrued expenses of $883,319 and an increase in accounts receivable and prepaid expenses of $1,022,048.

Net cash used in investing activities for the three months ended March 31, 2014 was $1,086,222 resulting from our acquisition of assets. By comparison, net cash provided by investing activities for the three months ended March 31, 2013 was $23,689 consisting primarily of proceeds from the sale of property and equipment for $42,776 which was offset by $19,087 related to the purchase of property and equipment.

Our net cash provided by financing activities was $957,097 for the three months ended March 31, 2014. This consisted of $130,000 in proceeds from the issuance of notes, $1,009,142 in net proceeds from our line of credit, and $12,500 in proceeds from the exercise of warrants, which amounts were offset by payments on notes payable of $190,378 and $4,167 in payments for deferred financing costs.  Our net cash used in financing activities was $67,209 in the three months ended March 31, 2013. This consisted primarily of payments on notes payable for $173,334, which was offset by $18,750 received upon the exercise of warrants and $87,375 received on the sale-leaseback transaction.

The net decrease in cash for the three months ended March 31, 2014 was $809,288 as compared to a net decrease in cash of $226,961 for the three months ended March 31, 2013.

Accounts Receivable Financing Facility.

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal. The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum.  In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  On November 20, 2013, our wholly-owned subsidiary, Aqua Handling of Texas, LLC (dba AquaTex) entered into an Assumption Agreement Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, the Lender increased the maximum amount available under the facility to $3 million.  In January 2014, the Lender increased the maximum amount available under the facility to $4 million.  In April 2014, the Lender increased the maximum amount available under the facility to $5 million.   The Company is required to maintain at the end of each fiscal quarter a tangible net worth of not less than negative $1 million and working capital of not less than $4.5 million.  The Company was not in compliance with the working capital covenant for the period ended March 31, 2014.  The lender issued a waiver of this non-compliance for the period ended March 31, 2014 on May 9, 2014.

Promissory Notes – 2014

On January 15, 2014, we and our wholly-owned subsidiary AES, issued a 10% promissory note in the amount of $370,000 to a single accredited investor.  The note has a maturity date of July 15, 2014 and was issued as consideration for a sublicense fee for AES’ sublicense of a water treatment platform unit.  We did not receive any proceeds for issuance of this note.  On February 17, 2014, we, and our wholly-owned subsidiary, Apache Energy Services, LLC issued a 10% promissory note in the amount of $130,000 to a single accredited investor. This note has a July 15, 2014 maturity date. We received cash proceeds of $130,000 from the issuance of this note, which proceeds were used for working capital and general corporate purposes.

                 On February 27, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement –Conditional Sales Contract with a third-party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract/promissory note of $122,579.  To secure payment, under this conditional sales contract/promissory note, KMHVC granted the equipment seller a purchase money security interest in the equipment sold.   The conditional sales contract/promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.  We provided a continuing guaranty of KMVHC’s obligations under this conditional sales contract/promissory note.

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

Accounts receivable are comprised of unsecured amounts due from customers.  AES carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013.

2.

On April 25, 2014, we entered into an investor relations consulting agreement pursuant to which we agreed to issue 250,000 shares of our common stock to a consultant in consideration of services to be rendered under the Agreement.  These shares have not yet been issued.  These shares will be issued as restricted securities and the certificate for these shares will contain a legend stating that the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and setting forth or referring to the restrictions on transferability and the sale of shares under the Securities Act.  We are relying on the exemption provided by Section 4(2) under the Securities Act for the issuance of these shares.

3.

On April 30, 2014, entered into stock purchase agreements with each of Brent Mulliniks, Billy Cox, Chris George and Buchanan Ventures under which we agreed to issue an aggregate of 276,599 shares of our common stock for an aggregate purchase price of $138,300.55.   Each of these purchasers are current noteholders of HII Technologies and agreed to cancel indebtedness under their respective notes equal to their purchase price of the shares of common stock purchased by them.   Accordingly, no cash proceeds were received by us.  These shares have not yet been issued.  Mr. Mulliniks is a director of the Company and President of the Company’s wholly-owned subsidiary AES.  Mr. Cox serves as Executive Vice President of AES and Mr. George is Executive Vice President of the Company’s AquaTex subsidiary.  Each of the purchasers is an accredited investor. These shares will be issued as restricted securities and the certificate for these shares will contain a legend stating that the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and setting forth or referring to the restrictions on transferability and the sale of shares under the Securities Act.  We are relying on the exemption provided by Section 4(2) and/or Rule 506 under the Securities Act for the issuance of these shares.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

                 On February 27, 2014, our wholly-owned subsidiary KMHVC  entered into a Security Agreement –Conditional Sales Contract with a third-party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract/promissory note of $122,579.  To secure payment, under this conditional sales contract/promissory note, KMHVC granted the equipment seller a purchase money security interest in the equipment sold.   The conditional sales contract/promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.  We provided a continuing guaranty of KMVHC’s obligations under this conditional sales contract/promissory note.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1 10.2 31.1	Security Agreement - Conditional Sales Contract Continuing Guaranty Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith. Filed herewith. Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

May 14, 2014	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)