Form 10-Q
period 2014-06-30
HII Technologies, Inc.
filed 2014-08-07
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, 49,618,556 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2014

ITEM 1 –FINANCIAL STATEMENTS (UNAUDITED)

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 1,727,514	$ 866,035
Accounts receivable, net of allowance of $79,116 and $79,116	6,270,933	3,708,012
Stock subscriptions receivable	2,000,000	-
Note receivable	291,790	294,755
Current portion of deferred financing costs	181,772	33,541
Prepaid expense and other current assets	267,017	111,147
Total current assets	10,739,026	5,013,490

Property and equipment, net of accumulated depreciation of $332,415 and $133,081	3,179,367	2,076,512
Assets under capital lease, net	3,195,397	-
Deposits	33,960	33,960
Deferred financing costs, net of current portion	16,173	19,949
Intangible assets, net of accumulated amortization of $40,197 and $0	556,803	227,000
Goodwill	2,852,107	2,852,107
Total assets	$ 20,572,833	$ 10,223,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,293,984	$ 3,421,153
Accounts payable and other liabilities, related parties	183,000	158,000
Accrued expenses and other liabilities	1,638,268	703,302
Line of credit	4,082,669	2,678,992
Current portion of capital lease obligation	1,054,280	-
Current portion of notes payable - related parties	515,000	545,926
Current portion of unsecured notes payable	559,655	-
Current portion of secured notes payable	261,997	85,000
Total current liabilities	13,588,853	7,592,373
Long term liabilities:
Capital lease obligation, net of current portion	1,533,453	-
Notes payable - unsecured	1,000,000	1,000,000
Notes payable - secured	116,355	158,855
Notes payable - related parties net of current portion	328,459	585,958
Total liabilities	16,567,120	9,337,186
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
Series A Convertible Preferred stock, $1,000 stated value, 4,000 shares authorized, 3,410 and 0 shares issued and outstanding	2,786,981	-
Common stock, $.001 par value, 250,000,000 shares authorized,
49,618,556 and 48,424,712 shares issued and outstanding	49,618	48,424
Additional paid-in-capital	29,118,134	28,121,023
Accumulated deficit	(27,949,020)	(27,283,615)
Total stockholders' equity	4,005,713	885,832
Total liabilities and stockholders' equity	$ 20,572,833	$ 10,223,018

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2014 and 2013
(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30

	2014	2013	2014	2013

REVENUES	$ 6,752,384	$ 3,226,437	$14,257,445	$ 5,836,210

COST OF REVENUES	4,919,973	2,361,309	10,303,201	4,438,790

GROSS PROFIT	1,832,411	865,128	3,954,244	1,397,420

OPERATING EXPENSES:
Selling, general and administrative	2,228,288	913,467	4,215,358	1,464,198
Bad debt expense	-	54,000	-	54,000

Total operating expenses	2,228,288	967,467	4,215,358	1,518,198

LOSS FROM OPERATIONS	(395,877)	(102,339)	(261,114)	(120,778)

OTHER INCOME (EXPENSE)
Loss on debt conversion	(11,063)	-	(11,063)	-
Loss on extinguishment of liability	-	(96,297)	-	(96,297)
Interest expense, net	(176,035)	(144,123)	(315,845)	(222,574)

NET LOSS BEFORE INCOME TAXES	(582,975)	(342,759)	(588,022)	(439,649)

PROVISION FOR INCOME TAXES	(57,579)	(30,768)	(77,383)	(48,267)

NET LOSS	$ (640,554)	$ (373,527)	$ (665,405)	$ (487,916)

DEEMED DIVIDEND	(623,019)	-	(623,019)	-

CUMULATIVE DIVIDEND	(1,343)	-	(1,343)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (1,264,916)	$ (373,527)	$(1,289,767)	$ (487,916)

Basic and diluted net loss per share	$ (0.03)	$ (0.01)	$ (0.03)	$ (0.01)

Weighted average shares outstanding-Basic and diluted	49,134,513	44,429,551	48,847,902	44,087,324

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Stated	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2013	-	$ -	48,424,712	$ 48,424	$28,121,023	$(27,283,615)	$ 885,832

Warrants exercised	-	-	50,000	50	12,450	-	12,500
Warrants exercised using cashless provisions	-	-	117,245	117	(117)	-	-
Stock options issued for services	-	-	-	-	110,420	-	110,420
Common shares issued for services	-	-	250,000	250	132,750	-	133,000
Common shares issued for note payable conversions	-	-	276,599	277	149,089	-	149,366
Stock options exercised	-	-	500,000	500	74,500	-	75,000
Preferred stock issued for cash	3,410	3,410,000	-	-	-	-	3,410,000
Deemed dividend for preferred stock beneficial conversion feature	-	(623,019)	-	-	623,019	-	-
Issuance costs for preferred stock offering	-	-	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	-	-	(665,405)	(665,405)

Balances at June 30, 2014	3,410	$2,786,981	49,618,556	$ 49,618	$31,905,112	$(27,949,020)	$4,005,713

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (665,405)	$ (487,916)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of note payable discount	-	72,582
Amortization of deferred finance costs	37,718	-
Stock-based compensation	110,420	269,369
Stock issued for services	133,000	-
Depreciation and amortization	293,980	50,899
Loss on extinguishment of liability	-	96,297
Loss on debt conversion to common shares	11,063	-
Warrants issued for extension of secured note	-	55,154
Bad debt recovery	-	54,000
Loss on asset disposal	10,581	4,029
Changes in:
Accounts receivable	(2,562,921)	(1,390,746)
Prepaid expense and other current assets	(70,492)	40,323
Other assets	(82,954)	(31,500)
Accounts payable	2,722,656	778,256
Accounts payable and other liabilities - related parties	25,000	(162,248)
Accrued expenses and other liabilities	841,821	229,867
Net cash provided by (used in) operating activities	804,467	(421,634)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	-	71,754
Cash paid for purchase of property and equipment	(1,851,292)	(48,702)
Net cash provided by (used in) investing activities	(1,851,292)	23,052
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	87,500	50,000
Proceeds from sale of preferred shares	1,410,000	-
Proceeds from sale-leaseback transaction	-	87,375
Payments for deferred financing costs	(182,173)	(14,500)
Proceeds from notes payable	130,000	-
Proceeds from line of credit, net	1,403,676	372,400
Payments on notes payable	(283,456)	(354,067)
Payments on capital lease obligation	(657,243)	-
Net cash provided by (used in) financing activities	1,908,304	141,208
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	861,479	(257,374)
CASH AND CASH EQUIVALENTS, beginning of period	866,035	379,336
CASH AND CASH EQUIVALENTS, end of period	$ 1,727,514	$ 121,962
Supplemental disclosures:
Cash paid for income taxes	$ 36,774	$ -
Cash paid for interest	237,405	62,846
Noncash investing and financing activities
Notes issued in consideration for property and equipment	229,032	-
Notes issued in consideration for intangible assets	370,000	-
Notes issued for financing of insurance premium	88,900	-
Cashless exercise of warrants	117	-
Payment on secured note paid directly from line of credit	-	512,600
Deferred financing costs paid directly from line of credit	-	49,200
Common stock issued for lease deposit Common stock issued for debt	- 138,303	31,500 -
Capital lease obligation incurred in consideration for property and equipment	3,244,976	-
Accrued issuance costs for preferred stock offering Deemed dividend for preferred stock beneficial conversion feature	105,000 623,019	- -

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

Beneficial conversion feature

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible instruments that have conversion features at fixed rates that are in the-money when issued.  The BCF for the convertible instruments is recognized and measured by allocating the proceeds to the convertible instruments and any other detachable instruments included in the exchange  based on their relative fair values.

Leases

Capital leases are recorded as an asset and an obligation at an amount equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense on assets under capital lease is computed using the straight-line method over the estimated useful lives of the assets.

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Recently Adopted Accounting Standards

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2014	December 31, 2013
Technology license	$370,000	$ -
Customer relationships	227,000	227,000
	597,000	227,000
Less – accumulated amortization	(40,197)	-
	$556,803	$227,000

On January 15, 2014, the Company’s wholly owned subsidiary, AES Water Services, entered into a sublicense agreement granting exclusive use of licensed frac water recycling technology and the associated water treatment system.  AES paid a sublicense fee of $370,000, which fee was paid via issuance of a 10% promissory note by both the Company and AES. The note is due on July 15, 2014 and bears annual interest of 10%. The note was paid in full on July 8, 2014. The agreement remains in force on an exclusive basis for so long as AES Water Services or its designees continue to use the water recycling technology.

NOTE 3 – CAPITAL LEASE OBLIGATION

On June 30, 2014, the Company entered into a capital lease agreement with BCL-Equipment Leasing, LLC (“BCL”) to acquire lay flat hose, which will be used in our frac water transfer service revenue activities, as set out below.

	June 30, 2014	December 31, 2013
Capital lease – lay flat hose, interest at 30.5%, payments of
$150,769 per month, terms 24 months	$ 3,244,976	$ -
Less – initial lease payment	(657,243)	-
	2,587,733	-
Less – current portion of capital lease obligation	(1,054,280)	-
	$ 1,533,453	$ -

The lease contains a purchase option at the end of the initial 24 month term, granting the Company the right to purchase all equipment covered under the lease for the greater of its fair value or 20% of the total capitalized cost.  If the Company does not elect to exercise the purchase option, the lease automatically renews for a term of one year.

Concurrently with the lease transaction, the Company entered into a sale and simultaneous lease transaction with BCL for assets the Company had previously purchased directly from vendors for $828,546.  The Company sold the property to BCL for an aggregate purchase price of $828,546

Pursuant to the guidelines in ASC 840, the gain on the sale of $49,579 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease.

A summary of the minimum lease payments over the 24 month term of the lease is shown below:

Lease payments from inception through June 30, 2015	$2,315,698
Lease payments from June 30, 2015 through May 30, 2016	1,809,223
Total payments	4,124,921
Less interest on capital lease	(879,945)
Total	3,244,976

The Company paid a total of $32,347 in various financing fees which will be amortized over the life of the capital lease.

NOTE 4 – NOTES PAYABLE

On January 15, 2014, the Company, and its wholly owned subsidiary AES issued a promissory note in the amount of $370,000 to a single accredited investor. The note is due on July 15, 2014 and bears annual interest of 10%.  The note was issued as consideration to fund a technology licensing fee. This note and all associated accrued interest were paid in full on July 8, 2014.

On February 17, 2014, the Company issued a promissory note in the amount of $130,000 to a single accredited investor. The note is due on July 15, 2014 and bears annual interest of 10%.  The proceeds were used for working capital and general corporate purposes. This note and all associated accrued interest were paid in full on July 8, 2014.

On February 27, 2014, the Company’s wholly-owned subsidiary KMHVC entered into a promissory note with a third-party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $122,579. The promissory note is secured by the equipment purchased. The promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.

On April 18, 2014, the Company’s wholly-owned subsidiary KMHVC entered into a promissory note with a third-party equipment seller for the purchase of equipment.  KMHVC financed $63,006 of the purchase price and agreed to pay an additional $2,935 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $65,941.  The promissory note is secured by the equipment purchased   The promissory note is payable in 12 equal monthly installments of $5,495 with the first payment due on May 18, 2014 and the last payment due on April 18, 2015.

On May 19, 2014, the Company’s wholly-owned subsidiary KMHVC entered into a promissory note with a third-party equipment seller for the purchase of equipment.  KMHVC financed $48,906 of the purchase price and agreed to pay an additional $2,278 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $51,184.  The promissory note is secured by the equipment purchased. The promissory note is payable in 12 equal monthly installments of $4,265 with the first payment due on June 19, 2014 and the last payment due on May 19, 2015.

On April 22, 2014, the Company’s wholly-owned subsidiary AES Water entered into a promissory note with Texas Mutual Insurance Company for workers’ compensation insurance premiums. AES Water financed the full amount of the premiums of $88,900, bearing an annual interest rate of 17% and agreed to pay an additional $3,853 in finance charges for a total amount due under the promissory note of $92,483. The promissory note is unsecured and is payable in 6 equal monthly installments of $15,342 with the first payment due on May 1, 2014 and the last payment due on October 1, 2014.

On April 30, 2014, the Company issued 276,599 common shares with a market value of $149,366 to three related party note holders as partial consideration for notes payable and accrued interest outstanding of $138,303. A loss on conversion of debt of $11,063 resulting from the transactions was recorded at April 30, 2014.

A summary of the activity in notes payable for the six months ended June 30, 2014 is shown below:

Notes payable - related parties

Balance at January 1, 2014	$ 1,131,884
Less: payments on notes payable	(159,676)
Less: conversions of notes payable to common shares	(128,749)
843,459
Less - current maturities, net - related parties	(515,000)
Long-term notes payable, net June 30, 2014	$ 328,459

Notes payable - third parties

Balance at January 1, 2014	$ 1,243,855
Note issued in consideration for intangible assets	370,000
Notes issued in connection with purchase of property and equipment	229,032
Unsecured promissory notes	130,000
Note issued for financing of insurance premium	88,900
Less: payments on notes payable	(123,780)
1,938,007
Less - current maturities, net - third parties	(821,652)
Long-term notes payable, net June 30, 2014	$ 1,116,355

NOTE 5 – LINE OF CREDIT

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and AES (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal (“Rosenthal”). The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum. The interest rate increases to the prime rate plus 7.00% for any borrowings in excess of 85% of the Borrower’s Net Amount of Eligible Receivables. In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years, expiring on June 30, 2015, and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  As such, this transaction does not constitute a sale of receivables.

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

On March 26, 2014, the Company’s wholly-owned subsidiaries, AquaTex, AES, and STP entered into a waiver and amendment agreement with Rosenthal & Rosenthal, Inc. under which Rosenthal waived our non- compliance with the covenant to maintain working capital of not less than negative $2,000,000 for the period ended December 31, 2013.  Additionally, Section 6.10 of our Financing Agreement with Rosenthal & Rosenthal, Inc. was amended to provide that we are required to maintain working capital of not less than negative $4,500,000 in future periods.  As of June 30, 2014, the Company was in compliance with all of its financial covenants.

During the six months ended June 30, 2014, the Company made draws, net of expenses of $1,403,676.

The Company paid a total of $54,167 in various financing fees related to the line of credit during the current period which will be amortized over the two year life of the line of credit.

The summary below shows the activity related to all deferred financing fees as of June 30, 2014:

Balance at January 1, 2014	$ 53,490
Add: financing fees paid	182,173
Less: amortization of deferred financing costs	(37,718)
197,945
Less: current maturities	(181,772)
Long-term deferred financing costs	$ 16,173

NOTE 6 – PREFERRED STOCK

From June 21, 2014 through June 30, 2014, we sold 3,410 shares of Series A Convertible Preferred Stock at a price of $1,000 per unit for $3,410,000. At June 30, 2014, we had received $1,410,000 in gross proceeds and had $2 million in subscription receivables for the sale of such preferred stock which were fully collected on July 3, 2014.

 Each unit consists of (i) 1 share of our Series A Convertible Preferred Stock immediately convertible into shares of our common stock at a rate of $0.70 per share, and (ii) common stock purchase warrants to purchase 500 common shares at an exercise price of $1.00 and a term of 3 years.  The Series A Convertible Preferred Stock and warrants contain standard piggy back registration rights.

The Company evaluated the embedded conversion option of the preferred stock under FASB ASC 815-15 and determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated.   The Company evaluated the preferred stock for a beneficial conversion feature under FASB ASC 470-

20 and determined that a beneficial conversion feature of $623,019 existed which has been fully recognized as a deemed dividend to the preferred shareholders.

The Company incurred issuance costs of $105,000 for broker fees related to the preferred share offering for the six months ended June 30, 2014.

From July 1, 2014 through July 8, 2014, we sold 590 shares of Series A Convertible Preferred Stock for total gross proceeds of $590,000 (see note 10), resulting in the Preferred Stock offering being fully subscribed at a total of 4,000 shares and gross proceeds of $4,000,000.

Pursuant to the terms of the Series A Certificate of Designation, each share of Series A Preferred: (i)  is entitled to receive cumulative cash dividends at an annual rate of 10% out of any funds and assets of the Company legally available therefor, prior and in preference to any declaration or payment of any dividend payable on the Common Stock, payable quarterly; (ii) is convertible into a number of shares of Common Stock equal to the quotient of $1,000 divided by the conversion price then in effect, which is initially $0.70; (iii) votes generally with the Common Stock on an as-converted basis on all matters, other than those matters on which the Series A Preferred is entitled to vote as a separate class by law or as set forth in the Series A Certificate of Designation; (iv) is senior to the Common Stock upon a liquidation of the Company; (v) is automatically converted into Common Stock at the then applicable conversion price: (A) (1) if the underlying conversion shares are registered or such conversion shares are eligible for resale under Rule 144 under the Securities Act of 1933 and (2) Company’s stock price is at least $1.60 for 40 trading days during a 60 trading day period with average daily volume of at least 50,000 shares during those 40 trading days; (B) upon the written consent of the holders of 50% of the Series A Preferred, or, (C) on June 30, 2017; and (vi) is entitled to anti-dilution adjustments in the event of a dividend, stock split, reclassification, reorganization, consolidation or merger.

NOTE 7 – COMMON STOCK

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

On April 25, 2014, the Company entered into an investor relations consulting agreement pursuant to which the Company agreed to issue 250,000 shares of its common stock to a consultant in consideration of services rendered under the agreement. The fair value of the shares issued of $133,000 was recognized as stock compensation expense during the six months ended June 30, 2014.

On April 30, 2014, the Company issued an aggregate of 276,599 shares of its common stock for the conversion of notes payable and accrued interest totaling to $138,303.

On May 29, 2014, the Company issued 500,000 shares of its common stock to one of our directors upon exercise of his outstanding stock options.  The Company received $75,000 in proceeds from the exercise of the stock options, which proceeds were used for working capital and general corporate purposes.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through June 30, 2014 and 153,000 options are outstanding at June 30, 2014, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 2,500,000 stock options have been granted through June 30, 2014 and 2,000,000 options are outstanding at June 30, 2014.

During the six months ended June 30, 2014, 500,000 options were exercised and no options expired.

During the six months ended June 30, 2014, 564,000 options were granted to employees and valued at $278,022 using the Black-Scholes pricing model. The 564,000 options vest over a period of 36 months.

Significant assumptions used in the valuation include the following:

Expected term                       7 years

Expected volatility             186.00%

Risk free interest rate             2.13%

Expected dividend yield         0.00%

During the six months ended June 30, 2014, 100,000 options were granted to two directors and valued at $50,972 using the Black-Scholes pricing model.  The 100,000 options vest over a 12 month period.

Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             185.66%

Risk free interest rate             1.46%

Expected dividend yield         0.00%

Stock compensation expense recognized for the six months ended June 30, 2014 related to the above options including those issued in the prior year amounted to $110,420. Unrecognized compensation cost as of June 30, 2014 of $350,494 is expected to be recognized over a period of 2.58 years.

Warrants

From June 21, 2014 to June 30, 2014, 1,705,000 warrants were issued in conjunction to the Series A Preferred Stock subscriptions to accredited investors (see note 6) and valued at $745,372 using the Black-Scholes pricing model. The 1,705,000 warrants are immediately exercisable.  The fair value of the warrants are included in additional paid in capital.

Significant assumptions used in the valuation include the following:

Expected term                       3 years

Expected volatility             173.03%

Risk free interest rate             0.88%

Expected dividend yield         0.00%

On June 30, 2014, 50,000 warrants were issued in conjunction with the Capital Lease transaction disclosed above (see note 3) and valued at $31,788 using the Black-Scholes pricing model. The 50,000 warrants only vest if the Company elects to exercise the purchase option prior to the end of the lease term, and, therefore, the fair value was not recorded. The warrants have an exercise price of $0.65 and a 5 year term.

Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             173.03%

Risk free interest rate             0.88%

Expected dividend yield         0.00%

During the six months ended June 30, 2014, 50,000 warrants were exercised for cash and 250,000 warrants were exercised on a cashless basis (see Note 7).

A summary of activity in options and warrants is as follows:

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
	Options	Remaining Life	Exercise Price	Value	Warrants	Remaining Life	Exercise Price	Value

Outstanding at December 31, 2013	1,989,000	4.19	$ 0.17	$ 701,345	1,528,000	2.51	$ 0.14	$ 590,680

Six months ended June 30, 2014:
Granted	664,000		0.60		1,755,000		$ 1.00
Exercised	(500,000)		0.15		(300,000)		$ 0.29
Forfeited and cancelled	-				-

Outstanding at June 30, 2014	2,153,000	4.47	$ 0.31	$ 778,230	2,983,000	2.87	$ 0.62	$ 699,740

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six ended June 30, 2014, a member of the Board provided cash advances to the Company totaling $75,000. The Company made repayments of $50,000 resulting in an outstanding balance of $183,000 as of June 30, 2014.  The outstanding amount is included in accounts payable and other liabilities - related parties in the consolidated balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

Series A Convertible Preferred Stock

From July 1, 2014 through July 8, 2014, we sold 590 shares of Series A Convertible Preferred Stock for total gross proceeds of $590,000.

From July 1, 2014 through July 3, 2014, we received the $2 million in subscriptions receivable related to the sale of the Series A Convertible Preferred Stock units (see Note 6).

Capital Lease Obligation

On July 10, 2014, the Company entered into a capital lease agreement with Nations Equipment Finance (“NEF”) to acquire flowback systems, evaporator systems, and generators, which will be used in our revenue activities. The assets were recorded at their fair value in the amount of $1,908,542. The lease has a 39 month term, with 36 monthly payments of $52,485, and a Purchase option at the end of the term of $572,563. Total minimum lease payments under the lease are $2,590,612, with no initial payment due.

Concurrently with the lease transaction, the Company entered into a sale and simultaneous lease transaction with NEF for assets the Company had previously purchased directly from vendors for $1,166,899.  The Company sold the property to NEF for an aggregate purchase price of $1,166,899

Pursuant to the guidelines in ASC 840, the gain on the sale of $84,804 will be accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease.

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

We currently employ 51 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 710 North Post Oak Road, Suite 400, Houston, Texas 77024. Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

Business Development – HII Technologies, Inc.

Organization

Our predecessor, Global Realty Management Group, Inc., or GRMG, was incorporated in the State of Florida in 1997. In June 2002, GRMG reincorporated under the laws of the State of Delaware from the State of Florida pursuant to a merger with a newly formed Delaware corporation. Under the terms of this reincorporation merger, GRMG changed its name from “Global Realty Management Group, Inc.” to “Excalibur Industries, Inc.”     in connection with merging with the Excalibur operations. In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the October 2008 sale of assets related to Shumate, our contract machining business. On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with our May 2011 sale of our valve product technology and assets.

Acquisition of Apache Energy Services, LLC

On September 27, 2012, we consummated the acquisition (the “Acquisition”) of all of the outstanding membership interests of Apache Energy Services LLC (dba AES Water Solutions), a Nevada limited liability company (“AES” ) pursuant to the terms of a Securities Purchase Agreement dated September 26, 2012 by and among the registrant, AES and the members of AES (the “Purchase Agreement”). AES is a water transfer services company serving oilfield customers. The purchase price consisted of: (a) Cash in the amount of $290,000, of which $250,000 was paid on the closing date and the remaining $40,000 is payable (subject to a purchase price adjustment) in six equal installments, with the first installment payable on the first day of each month beginning the third month following the month in which the Closing occurs and each month thereafter until paid in full; (b) $1,300,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 6,500,000 shares (the “Shares”) of the registrant’s common stock. The Notes are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The Notes are secured by the assets of the registrant and AES. The Shares are subject to a restricted stock agreement pursuant to which 500,000 shares will vest each quarter beginning December 31, 2012. The purchase agreement contains 2-year non-compete/non-solicitation provisions for Messrs. Mulliniks and Cox.

Launch of our Mobile Oilfield Power Business

In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, KMHVC, Inc. dba South Texas Power, or STP.

Launch of our Contract Safety Consultant Business

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety engineers and professionals, safety training and onsite safety inspection services for E&P companies that prefer outsourcing many of their safety programs or are required to by state regulation.

Acquisition of Aqua Handling of Texas, LLC.

On November 12, 2013, we consummated the acquisition of all of the outstanding membership interests of Acquisition of Aqua Handling of Texas, LLC. (dba AquaTex) pursuant to the terms of a Securities Purchase Agreement dated November 11, 2013 by and among the registrant, AquaTex and the members of AquaTex (the “Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $300,000; (b) $500,000 in 5% subordinated secured promissory notes (the “Notes”), and (c) 1,443,696 shares of the registrant’s common stock ($500,000 value based on the trailing 30-day average of the registrant’s common stock).  The Notes are payable in 12 equal quarterly installments beginning on February 1, 2014 and have a maturity date of November 1, 2016.  The Notes are secured by the assets of the registrant and AquaTex.  In addition, there exists a working capital adjustment provision whereby we would be required to pay the AquaTex members additional cash equal to the amount of any working capital of AquaTex at closing; provided, however, that in the event that AquaTex has negative working capital at closing, then the amount of such negative working capital will be offset against the notes issued to the former AquaTex members at closing   The purchase agreement contains 3-year non-compete/non-solicitation provisions for Messer’s George and Brewer, the former members of AquaTex.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues. Our revenues increased by $3,525,947, or approximately 109% to $6,752,384 for the three months ended June 30, 2014 from revenues of $3,226,437 for the three months ended June 30, 2013.  This increase was primarily attributable to the continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services.  Additionally, increased revenues came from organic growth of AES Safety Services including its new spill remediation service line and the organic growth of STP’s business in renting mobile oilfield power to its customers. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $2,558,664 or approximately 108%, to $4,919,973 for the three months ended June 30, 2014, or 73% of revenues, compared to cost of revenues of $2,361,309, or 73% of revenues for the three months ended June 30, 2013.  The cost of revenues during the three months ended June 30, 2014 were primarily the result of contract labor of $1,746,515, direct costs associated with the spill remediation line of $514,794, frac water pipe, hose and pump rental of $587,997, equipment and truck lease expense of $978,113 and related fuel costs of $616,535.  The increase in cost of revenues as a percentage of sales was the result of the additional revenues of AquaTex, our subsidiary which was acquired in November 2013, increased equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions. The Company currently projects a lower cost of sales as a percentage of sales in the future through continued increases in revenues to cover a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from new technology services and their lower cost of sales. The cost of revenues during the three months ended June 30, 2013 were primarily the result of contract labor of $1,180,200, equipment rental of $652,922 and fuel for water pumps of $300,257.

Selling, general, and administrative. Selling, general and administrative expenses increased by $1,314,821, or approximately 144%, to $2,228,288, or approximately 33% of revenues, for the three months ended June 30, 2014, as compared to $913,467 or approximately 28% of revenues for the comparable period in 2013. The increase was primarily attributable to newly added employee compensation expense, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2014.  The Company projects these costs to be reduced in the future as a percentage of revenues, as it believes it now has the infrastructure in place ot increase operating leverage through increased revenues.

Interest expense. Interest expense increased by $31,912, or approximately 22% to $176,035 in the three months ended June 30, 2014, from $144,123 for the comparable period in 2013.  The increase was attributable to the interest accrued on the line of credit accounts receivable financing facility and amortization of related deferred finance costs, promissory notes we issued in our September 2012 and October 2013 financings, promissory notes issued during the current period for equipment financing, as well as accrued interest on the notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net loss. Our net loss increased by $267,027, or approximately 72% to $640,554 for the three months ended June 30, 2014 from a net loss of $373,527 for the comparable period in 2013. The loss for the three months ended June 30, 2014 included non-cash charges in connection with the issuance of share-based awards of $68,911, the amortization of shares issued for services of $133,000, the loss on debt conversions to common shares of $11,063 and the amortization of deferred financing costs of $18,859.  In addition the Company incurred $36,738 in expenses from the testing and development costs related to its frac water recycling technologies. The loss during the three months ended June 30, 2013 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenues. Our revenues increased by $8,421,235, or approximately 144% to $ 14,257,445 for the six months ended June 30, 2014 from revenues of $ 5,836,210 for the six months ended June 30, 2013.  This increase was primarily attributable to the continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services.  Additionally, increased revenues came from organic growth of AES Safety Services including its new spill remediation service line and the organic growth of STP’s business in mobile oilfield power. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $5,864,411 or approximately 132%, to $10,303,201 for the six months ended June 30, 2014, or 72% of revenues, compared to cost of revenues of $4,438,790, or 76% of revenues for the six months ended June 30, 2013.  The cost of revenues during the six months ended June 30, 2014 were primarily the result of contract labor of $3,937,161, direct costs associated with the spill remediation line of $1,442,606, frac water pipe, hose and pump rental of $1,408,584, equipment and truck rental of $1,490,795 and related fuel costs of $1,153,971.  The decrease in cost of revenues as a percentage of sales was the result of the additional revenues of AquaTex, our subsidiary which was acquired in November 2013, lower equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions.   The Company currently projects a lower cost of sales as a percentage of sales in the future through continued increases in revenues to cover a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from new technology services and their lower cost of sales.  The cost of revenues during the six months ended June 30, 2013 were primarily the result of contract labor of $2,504,057, equipment rental of $1,020,209 and fuel for water pumps of $513,725.

Selling, general, and administrative. Selling, general and administrative expenses increased by $2,751,160, or approximately 188%, to $4,215,358, or approximately 30% of revenues, for the six months ended June 30, 2014, as compared to $1,464,198 or approximately 25% of revenues for the comparable period in 2013. The increase was primarily attributable to newly added employee compensation expense, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2014. The Company projects these costs to be reduced in the future as a percentage of revenues, as it believes it now has the infrastructure in place to increase operating leverage through increased revenues.

Interest expense. Interest expense increased by $93,271, or approximately 42% to $315,845 in the six months ended June 30, 2014, from $222,574 for the comparable period in 2013.  The increase was attributable to the interest accrued on the accounts receivable financing facility and amortization of related deferred finance costs, promissory notes we issued in our September 2012 and October 2013 financings, promissory notes issued during the current period for equipment financing, as well as accrued interest on the notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net loss. Our net loss increased by $177,489, or approximately 36% to $665,405 for the six months ended June 30, 2014 from a  net loss of $487,916 for the comparable period in 2013. The loss for the six months ended June 30, 2014 included non-cash charges in connection with the issuance of share-based awards of $110,421, the amortization of shares issued for services of $133,000, the loss on debt conversions to common shares of $11,063 and the amortization of deferred financing costs of $37,718.  In addition the Company incurred $123,688 in expenses from the testing and development costs related to frac water recycling technologies. The loss during the six months ended June 30, 2013 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, loans from officers, and issuance of equity securities.  We had cash of $1,727,514 and a working capital deficit of $2,849,827 as of June 30, 2014 as compared to cash of $866,035 and a working capital deficit of $2,578,883 as of December 31, 2013.

Net cash provided by operating activities for the six months ended June 30, 2014 was $804,467 resulting primarily from our net loss of $665,405 and increases in accounts receivable of $2,562,921 and prepaid expenses of $70,492, which amounts were offset by the increases in accounts payable of $2,722,656, accounts payable-related parties of $25,000 and accrued expenses of $841,821 and adjustments in non-cash items including $110,420 in non-cash stock compensation, $293,980 in depreciation and amortization, $10,581 in loss on asset disposal, $133,000 in stock issued for services, $11,063 in loss on debt conversions to common shares and $37,718 in amortization of deferred finance costs. By comparison, net cash used in operating activities for the six months ended June 30, 2013 was $421,634 resulting primarily from our net loss of $487,916 which was offset by an increase in accounts payable and accrued expenses of $778,256 and a decrease in accounts receivable, prepaid expenses and other assets of $1,381,923 and adjustments in non-cash items including $72,582 in amortization of note payable discount, 269,369 in non-cash stock for services, $50,899 in depreciation and amortization, $96,297 in loss on extinguishment of liability, $55,154 in warrants issued for extension of secured note, $54,000 in bad debt recovery, and $4,029 in loss on asset disposal.

Net cash used in investing activities for the six months ended June 30, 2014 was $1,851,292 resulting from our acquisition of assets. By comparison, net cash provided by investing activities for the six months ended June 30, 2013 was $23,052 consisting primarily of proceeds from the sale of property and equipment for $71,754 which was offset by $48,702 related to the purchase of property and equipment.

Our net cash provided by financing activities was $1,908,304 for the six months ended June 30, 2014. This consisted of $1,410,000 in proceeds from sale of preferred shares, $130,000 in proceeds from the issuance of notes, $1,403,676 in net proceeds from our line of credit, and $87,500 in proceeds from the exercise of warrants and options, which amounts were offset by payments on notes payable of $283,456, payments on capital lease obligation of $657,243 and $182,173 in payments for deferred financing costs.  Our net cash provided by financing activities was $141,208 in the six months ended June 30, 2013. This consisted primarily of payments on notes payable for $354,067, which was offset by $50,000 received upon the exercise of warrants, $372,400 in net proceeds from our line of credit, $14,500 in payments for deferred financing costs and $87,375 received on the sale-leaseback transaction.

The net increase in cash for the six months ended June 30, 2014 was $861,479 as compared to a net decrease in cash of $257,374 for the six months ended June 30, 2013.

Accounts Receivable Financing Facility.

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal. The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum.  In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of $40,000 and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of $20,000. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  On November 20, 2013, our wholly-owned subsidiary, Aqua Handling of Texas, LLC (dba AquaTex) entered into an Assumption Agreement Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, the Lender increased the maximum amount available under the facility to $3 million.  In January 2014, the Lender increased the maximum amount available under the facility to $4 million.  In April 2014, the Lender increased the maximum amount available under the facility to $5 million.   The Company is required to maintain at the end of each fiscal quarter a tangible net worth of not less than negative $1 million and working capital of not less than $4.5 million.  The Company was in compliance with the working capital covenant for the period ended June 30, 2014.

Series A Preferred Stock Financing

From June 21, 2014 through July 2, 2014, we sold 4,000 units (“Units”) to 22 accredited investors at a price of $1,000 per Unit for total gross proceeds of $4,000,000 (of which 3,450 Units were purchased on or after June 27, 2014).  We are offering up to 4,000 Units with each Unit consisting of (i) 1 share of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into shares of our common stock, $0.001 par value per share (“Common Stock”) at a rate of $0.70 per share (the “Conversion Shares”), and (ii) common stock purchase warrants (“Warrants”) to purchase five-hundred fifty (500) shares of Common Stock with an exercise price of $1.00 per whole share exercisable for 3 years after issuance (the “Warrant Shares”).  The Conversion Shares and the Warrant Shares contain standard piggy back registration rights.   We used $223,440 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $500,000 was used to repay outstanding indebtedness under 10% promissory notes.  The remaining proceeds will used for working capital and general corporate purposes and to fund growth opportunities. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended.

Promissory Notes/ Conditional Sales Contracts – 2014

On January 15, 2014, we and our wholly-owned subsidiary issued a 10% promissory note in the amount of $370,000 to a single accredited investor.  The note has a maturity date of July 15, 2014 and was issued as consideration for a sublicense fee for AES’ sublicense of a water treatment platform unit.  We did not receive any proceeds for issuance of this note. This note was paid in full on July 8, 2014.   On February 17, 2014, we, and our wholly-owned subsidiary, Apache Energy Services, LLC issued a 10% promissory note in the amount of $130,000 to a single accredited investor. This note has a July 15, 2014 maturity date. We received cash proceeds of $130,000 from the issuance of this note, which proceeds were used for working capital and general corporate purposes.  This note was paid in full on July 8, 2014.

On February 27, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $122,579.   To secure payment under this conditional sales contract, KMHVC granted a purchase money security interest in the equipment sold. The conditional sales contract  is payable in twelve equal monthly installments of $10,215 beginning on March 27, 2014, the last of which is due on February 27, 2015.

On April 18, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  KMHVC financed $63,006 of the purchase price and agreed to pay an additional $2,935 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $65,941.   To secure payment under this conditional sales contract, KMHVC granted a purchase money security interest in the equipment sold. The conditional sales contract bears 8.50% interest and is payable in twelve equal monthly installments of $5,495 beginning on May 18, 2014, the last of which is due on April 18, 2015.

On April 22, 2014, our wholly-owned subsidiary AES Water issued a 17% secured promissory note in the amount of $88,900 to Texas Mutual Insurance Company. This note was issued as consideration for workers’ compensation insurance premiums and is not secured. The note bears 17% interest and is payable in six equal monthly installments of $15,342 beginning on May 1, 2014, the last of which is due on October 1, 2014.

On May 19, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  KMHVC financed $48,906 of the purchase price and agreed to pay an additional $2,278 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $51,184.   To secure payment under this conditional sales contract, KMHVC granted a purchase money security interest in the equipment sold. The conditional sales contract is payable in twelve equal monthly installments of $4,265 beginning on June 19, 2014, the last of which is due on May 19, 2015.

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

On November 5, 2012, we, and our wholly-owned subsidiary, Apache Energy Services, LLC issued a $600,000 10% secured promissory note to a single accredited investor. The aggregate gross proceeds from the sale of the note were $600,000. The proceeds were used to facilitate the purchase of equipment by AES from a third party (see Item 5 below). The note is due on March 30, 2013 and bears interest at the ten percent (10%). The notes are secured by the equipment purchased with the proceeds. The issuance was exempt under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.  This note was paid in full on June 27, 2013.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

See Item 2 of our Quarterly Report for the period ended March 31, 2014.

2.

On May 29, 2014, we issued 500,000 shares of our common stock to one of our directors upon exercise of outstanding options.  We received $75,000 in proceeds from the exercise of the option, which proceeds were used for working capital and general corporate purposes.  The registrant relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended.

3.

See our Current Report on Form 8-K dated June 21, 2014 and filed with the SEC on July 3, 2014.

4.

On June 30, 2014, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.65 per share as additional consideration under a Master Lease Agreement with BCL Equipment Leasing.  The Warrant is exercisable only if we exercise the “early buyout option” under such lease.   We did not receive any proceeds pursuant to the issuance of the warrant.  The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.

On April 18, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement –Conditional Sales Contract with a third-party equipment seller for the purchase of equipment.  KMHVC financed $63,006 of the purchase price and agreed to pay an additional $2,935 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract/promissory note of $65,941.  To secure payment, under this conditional sales contract/promissory note, KMHVC granted a purchase money security interest in the equipment sold.   The conditional sales contract/promissory note is payable in 12 equal monthly installments of $5,495 with the first payment due on May 18, 2014 and the last payment due on April 18, 2015.  The Company provided a continuing guaranty of KMVHC’s obligations under this conditional sales contract/promissory note.

2.

On May 19, 2014, our wholly-owned subsidiary KMHVC entered into a Security Agreement –Conditional Sales Contract with a third-party equipment seller for the purchase of equipment.  KMHVC financed $48,906 of the purchase price and agreed to pay an additional $2,278 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract/promissory note of $51,184.  To secure payment, under this conditional sales contract/promissory note, KMHVC granted a purchase money security interest in the equipment sold.   The conditional sales contract/promissory note is payable in 12 equal monthly installments of $4,265 with the first payment due on June 19, 2014 and the last payment due on May 19, 2015.  The Company provided a continuing guaranty of KMVHC’s obligations under this conditional sales contract/promissory note.

3.

On June 30, 2014, we entered into a Master Lease Agreement with BCL-Equipment Leasing LLC under which we leased equipment with a capitalized cost of $3,244,976. The lease term is for 24 months, with an automatic 12 month extension if the purchase option is not elected at the end of year 2.  The purchase price is for the greater of fair market value or 20% of the total capitalized cost.  The monthly payments under the lease are $150,769 and we paid a security deposit of $657,243 and an origination fee of $32,347.  As additional consideration, we issued lessor a warrant to purchase 50,000 shares of our common stock at exercise price of $0.65 per share, which warrant is exercisable only if we exercise the “early buyout option” under such lease

4.

On July 10, 2014, we entered into a master lease agreement with Nations Fund I, LLC under which we leased equipment with a value of $1,908,542.  The lease requires 36 monthly payments during such term of $54,485 per month and a purchase at the end of term of $572,563.

ITEM 6 - EXHIBITS

Item
No.	Description	Method of Filing

10.1	Master Lease Agreement with BCL Equipment Leasing LLC	Filed herewith
10.2	Master Lease Agreement with Nations Fund I,, LLC	Filed herewith.
10.3	Security Agreement - Conditional Sales Contract dated April 18, 2014	Filed herewith.
10.4	Security Agreement-Conditional Sales Contract dated May 19, 2014.	Filed herewith.
31.1	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

August 7, 2014	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)