Form 10-Q
period 2014-09-30
HII Technologies, Inc.
filed 2014-11-14
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

HII TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8588 Katy Freeway, Suite 430 Houston, Texas 77024 (Address of principal executive offices)

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

Yes         No     X

As of November 12, 2014, 55,192,110 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

September 30, 2014

ITEM 1 –FINANCIAL INFORMATION

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 1,979,923	$ 866,035
Restricted cash	1,837,934	-
Accounts receivable, net of allowance of $79,116 and $79,116	10,965,825	3,708,012
Note receivable	290,000	294,755
Current portion of deferred financing costs	481,104	33,541
Prepaid expense and other current assets	394,548	111,147
Total current assets	15,949,334	5,013,490

Property and equipment, net of accumulated depreciation of $842,619 and $133,081	9,864,130	2,076,512
Assets under capital lease, net	4,903,578	-
Deposits	257,723	33,960
Deferred financing costs, net of current portion	862,419	19,949
Intangible assets, net of accumulated amortization of $54,851 and $0	2,922,149	227,000
Deferred tax asset	5,639,233	-
Goodwill	4,780,577	2,852,107
Total assets	$ 45,179,143	$ 10,223,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,947,380	$ 3,421,153
Accounts payable and other liabilities, related parties	2,704,628	158,000
Accrued expenses and other liabilities	1,875,360	703,302
Line of credit	-	2,678,992
Secured borrowings	5,773,601	-
Current portion of capital lease obligation	1,447,793	-
Current portion of notes payable - related parties	515,000	545,926
Current portion of unsecured notes payable	15,553	-
Current portion of secured notes payable	1,405,455	85,000
Total current liabilities	18,684,770	7,592,373

Long term liabilities:
Capital lease obligation, net of current portion	2,860,499	-
Notes payable - unsecured	1,000,000	1,000,000
Notes payable - secured	9,658,228	158,855
Notes payable - related parties net of current portion	199,708	585,958
Total liabilities	32,403,205	9,337,186

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
Series A Convertible Preferred stock, $1,000 stated value, 4,000 shares authorized, 4,000 and 0 shares issued and outstanding	3,279,576	-
Common stock, $.001 par value, 250,000,000 shares authorized,
53,142,110 and 48,424,712 shares issued and outstanding	53,141	48,424
Additional paid-in-capital	32,643,814	28,121,023
Accumulated deficit	(23,200,593)	(27,283,615)
Total stockholders' equity	12,775,938	885,832

Total liabilities and stockholders' equity	$ 45,179,143	$ 10,223,018

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2014 and 2013
(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2014	2013	2014	2013
REVENUES	$ 10,029,506	$ 3,931,716	$ 24,286,951	$ 9,767,926

COST OF REVENUES	7,108,454	2,794,829	17,411,655	7,233,619

GROSS PROFIT	2,921,052	1,136,887	6,875,296	2,534,307

OPERATING EXPENSES:
Selling, general and administrative	2,565,053	1,129,584	6,780,411	2,593,782
Bad debt expense	30,987	77,021	30,987	131,021

Total operating expenses	2,596,040	1,206,605	6,811,398	2,724,803

INCOME (LOSS) FROM OPERATIONS	325,012	(69,718)	63,898	(190,496)

OTHER INCOME (EXPENSE)
Loss on debt conversion	-	-	(11,063)	-
Loss on extinguishment of liability	-	-	-	(96,297)
Interest expense, net	(1,036,479)	(97,327)	(1,352,324)	(319,901)

NET LOSS BEFORE INCOME TAXES (PROVISION) BENEFIT FOR INCOME TAXES	(711,467)	(167,045)	(1,299,489)	(606,694)
Deferred	5,639,233	-	5,639,233	-
Current	(77,996)	(8,166)	(155,379)	(56,433)

NET INCOME (LOSS)	$ 4,849,770	$ (175,211)	$ 4,184,365	$ (663,127)

DEEMED DIVIDEND	(97,405)	-	(720,424)	-

CUMULATIVE DIVIDEND	(100,000)	-	(101,343)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 4,652,365	$ (175,211)	$ 3,362,598	$ (663,127)

BASIC EARNINGS PER COMMON SHARE
Basic net income (loss) per share	$ 0.09	$ -	$ 0.07	$ (0.01)
Weighted average shares outstanding-Basic	52,061,114	45,187,683	49,740,042	44,458,141

DILUTED EARNINGS PER COMMON SHARE
Diluted net income (loss) per share	$ 0.08	$ -	$ 0.06	$ (0.01)
Weighted average shares outstanding-Diluted	59,556,808	45,187,683	53,636,475	44,458,141

See accompanying notes to unaudited consolidated financial statements.

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2014
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Stated	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2013	-	$ -	48,424,712	$ 48,424	$ 28,121,023	$ (27,283,615)	$ 885,832

Warrants exercised	-	-	50,000	50	12,450	-	12,500
Warrants exercised using cashless provisions	-	-	117,245	117	(117)	-	-
Stock options issued for services	-	-	-	-	166,400	-	166,400
Common shares issued for services	-	-	250,000	250	132,750	-	133,000
Common shares issued for note payable conversions	-	-	276,599	277	149,089	-	149,366
Stock options exercised	-	-	500,000	500	74,500	-	75,000
Preferred stock issued for cash	4,000	4,000,000	-	-	-	-	4,000,000
Deemed dividend for preferred stock beneficial conversion feature	-	(720,424)	-	-	720,424	-	-
Issuance costs for preferred stock offering	-	-	-	-	(242,700)	-	(242,700)
Common shares issued in purchase of Hamilton Investment Group	-	-	3,523,554	3,523	2,216,316	-	2,219,839
Warrants issued in conjunction with notes payable	-	-	-	-	1,293,679	-	1,293,679
Cumulative dividends paid on Series A Preferred Shares	-	-	-	-	-	(101,343)	(101,343)
Net income	-	-	-	-	-	4,184,365	4,184,365

Balances at September 30, 2014	4,000	$3,279,576	53,142,110	$ 53,141	$ 32,643,814	$ (23,200,593)	$12,775,938

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 4,184,365	$ (663,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discount	56,801	108,872
Amortization of deferred finance costs	217,702	8,487
Stock-based compensation	166,400	302,925
Stock issued for services	133,000	-
Depreciation and amortization	907,502	81,851
Loss on extinguishment of liability	-	96,297
Loss on debt conversion to common shares	11,063	-
Warrants issued for extension of secured note	-	55,154
Bad debt expense	30,987	131,021
(Gain) loss on asset sale	(78,010)	6,440
Deferred tax benefit	(5,639,233)	-
Changes in:
Accounts receivable	(4,992,877)	(1,496,846)
Prepaid expense and other current assets	(283,401)	(10,569)
Other assets	(223,763)	(2,460)
Accounts payable	1,296,798	971,329
Accounts payable and other liabilities - related parties	25,000	(225,248)
Accrued expenses and other liabilities	1,172,058	118,947
Net cash used in operating activities	(3,015,608)	(516,927)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	599,000	86,674
Notes receivable	-	8,637
Cash received from acquisition of Hamilton Investment Group	2,797,327	-
Cash paid for purchase of property and equipment	(3,969,905)	(399,449)
Net cash used in investing activities	(573,578)	(304,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	87,500	50,000
Proceeds from sale of preferred shares	3,757,300	-
Dividends paid on preferred shares	(101,343)	-
Proceeds from sale-leaseback transaction	-	87,375
Proceeds from advances - related party	-	63,000
Payments against advances - related party	-	(20,000)
Payments for deferred financing costs	(945,126)	(18,698)
Proceeds from notes payable	1,755,685	-
Proceeds from line of credit, net	2,073,325	874,473
Proceeds from (payments of) secured borrowings, net	(44,943)	-
Payments on notes payable	(1,034,098)	(462,400)
Payments on capital lease obligation	(845,226)	-
Net cash provided by financing activities	4,703,074	573,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,113,888	(247,315)
CASH AND CASH EQUIVALENTS, beginning of period	866,035	379,336
CASH AND CASH EQUIVALENTS, end of period	$ 1,979,923	$ 132,021
Supplemental disclosures:
Cash paid for income taxes	$ 36,774	$ -
Cash paid for interest	664,520	99,708
Noncash investing and financing activities
Notes issued in consideration for property and equipment	229,032	-
Notes issued in consideration for intangible assets	370,000	-
Notes issued for financing of insurance premium	88,900	-
Cashless exercise of warrants	117	-
Debt discount due to warrants issued with debt	1,293,679	-
Payment on secured note paid directly from line of credit	-	512,600
Note receivable received for accounts receivable due	-	290,000
Debt reduction from the exercise of warrants	-	169,800
Deferred financing costs paid directly from line of credit	-	49,200
Common stock issued for lease deposit	-	31,500
Common stock issued for debt	138,303	-
Capital lease obligation incurred in consideration for property and equipment	5,153,518	-
Deemed dividend for preferred stock beneficial conversion feature	720,424	-
Common shares issued for acquisition of Hamilton Investment Group Working capital adjustment due to acquisition of Hamilton Investment Group	2,219,839 2,521,628	- -
Note payable issued in conjunction with acquisition of Hamilton Investment Group	9,000,000	-
Deferred financing costs paid directly from note proceeds	562,609	-
Accounts payable paid directly from note proceeds	40,000	-
Line of credit paid directly from secured borrowings and note proceeds	4,752,317	-
Restricted cash reserve account paid directly from secured borrowings and note proceeds	1,837,934	-

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements,, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012 contained in HII Technologies’ annual report on Form 10-K originally filed with the Securities and Exchange Commission on March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for years ended December 31, 2013 and 2012 as reported in the Company’s annual report on Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries KMHVC, Inc., a Texas corporation (dba “South Texas Power”, “KMHVC”), Aqua Handling of Texas, LLC, a Texas limited liability company (dba “AquaTex”), Hamilton Investment Group, Inc. (“Hamilton”) and Apache Energy Services, LLC, a Nevada limited liability company (dba’s “AES Water Solutions” and “AES Safety Services”, herein “AES”). Significant inter-company accounts and transactions have been eliminated.

Restricted cash

As of September 30, 2014, the Company had restricted cash of $1,837,934 which was held in deposit accounts as collateral under the senior secured term loan and accounts receivable purchase agreements (see Note 5).

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

Capital Leases

Capital leases are recorded as an asset and an obligation at an amount equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense on assets under capital lease is computed using the straight-line method over the estimated useful lives of the assets.

Income Taxes

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at September 30, 2014.

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Recently Adopted Accounting Standards

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITION

On August 12, 2014, we consummated the acquisition of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the Company, Hamilton and the stockholders of Hamilton (the “Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000; and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock (determined based on the trailing 20-day average of our common stock) with a fair value of $2,219,839.   In addition, there exists a working capital adjustment provision whereby we would be required pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital is less than the Working Capital Target at closing, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing. The purchase agreement contains 2-year non-compete/non-solicitation provisions for the former Hamilton stockholders. The Company relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the Shares.

The acquisition of Hamilton has been accounted for as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.   Related acquisition costs amounting to approximately $141,370 were expensed outright and are shown under operating expenses in the consolidated statements of operations.

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price:
Cash	$9,000,000
Stock	2,219,839
Working capital adjustment	2,521,628

Total Purchase Price	$13,741,467

Purchase Price Allocation:
Cash	$2,797,327
Accounts receivable	2,291,169
Net assets	5,003,667
Accounts payable and accrued liabilities	(367,881)
Intangible asset - customer list Goodwill	2,380,000 1,637,185

Total Purchase Price	$13,741,467

Unaudited pro forma operation results for the nine months ended September 30, 2014 as though the Company had acquired Hamilton on the first day of fiscal year 2014 are set forth below.

HII TECHNOLOGIES, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2014
Pro Forma Consolidated

Revenues	$32,460,933
Cost of revenues	22,123,980

Gross profit	10,336,953

Operating expenses:
Selling, general and administrative	7,503,800

Total operating expenses	7,503,800

Income (loss) from operations	2,833,153

Other income (expense)
Loss on debt conversion	(11,063)
Interest expense, net	(2,913,347)

Loss before income taxes	(91,257)

Benefit for deferred income taxes	5,482,840

Net income	$5,391,583
Deemed dividend	(720,424)
Cumulative dividend	(101,343)

Net income attributable to common shareholders	$4,569,816

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2014	December 31, 2013
Technology license	$370,000	$ -
Customer relationships	2,607,000	227,000
	2,997,000	227,000
Less – accumulated amortization	(54,851)	-
Total	$2,922,149	$227,000

On January 15, 2014, the Company’s wholly owned subsidiary, AES Water Solutions, entered into a sublicense agreement granting exclusive use of licensed frac water recycling technology and the associated water treatment system.  AES paid a sublicense fee of $370,000, which fee was paid via issuance of a 10% promissory note by both the Company and AES. The note was paid in full on July 8, 2014. The agreement remains in force on an exclusive basis for so long as AES Water Solutions or its designees continue to use the water recycling technology.

NOTE 4 – CAPITAL LEASE OBLIGATIONS

On June 30, 2014, the Company entered into a capital lease agreement with BCL-Equipment Leasing, LLC (“BCL”) to acquire lay flat hose, which will be used in our frac water transfer service revenue activities, as set out below.

The lease contains a purchase option at the end of the initial 24 month term, granting the Company the right to purchase all equipment covered under the lease for the greater of its fair market value or 20% of the total capitalized cost. If the Company does not elect to exercise the purchase option, the lease automatically renews for a term of one year.

Concurrently with the lease transaction, the Company entered into a sale and simultaneous lease transaction with BCL for assets the Company had previously purchased directly from vendors for $828,546.  The Company sold the property to BCL for an aggregate purchase price of $828,546.

Pursuant to the guidelines in ASC 840, the gain on the sale of $49,579 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease. During the nine months ended September 30, 2014, $6,197 was recognized as gain on the sale.

The Company paid a total of $32,347 in various financing fees which will be amortized over the life of the capital lease.

On July 10, 2014, the Company entered into a capital lease agreement with Nations Fund I, LLC (“NEF”) to acquire flowback equipment, evaporation units, and generators which will be used in our flowback, evaporation, and portable power service revenue activities, as set out below.

The lease contains a purchase option at the end of the initial 36 month term, granting the Company the right to purchase all equipment covered under the lease for its fair market value. If the Company does not elect to exercise the purchase option, it may elect to exercise the renewal option for a negotiated renewal term at a periodic rent equal to the fair market rental value of the equipment, as determined at the time of renewal.

Concurrently with the lease transaction, the Company entered into a sale and simultaneous lease transaction with NEF for assets the Company had previously purchased directly from vendors for $1,209,908.  The Company sold the property to NEF for an aggregate purchase price of $1,209,908.

Pursuant to the guidelines in ASC 840, the gain on the sale of $84,804 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease. During the nine months ended September 30, 2014, $10,600 was recognized as gain on the sale.

The Company paid a total of $75,000 in various financing fees which will be amortized over the life of the capital lease.

	September 30, 2014	December 31, 2013
Capital lease – lay flat hose, interest at 30.5%, payments of $150,769 per month, terms 24 months	$3,244,976	$ -
Capital lease – flowback, evaporation, and generator equipment, interest at 15.5%, payments of $52,485 per month, terms 36 months	1,908,542	-
Less – lease payments	(845,226)	-
	4,308,292	-
Less – current portion of capital lease obligation	(1,447,793)	-
Long-term portion of capital lease obligation	$2,860,499	$ -

A summary of the minimum lease payments for the above leases is shown below:

Lease payments from inception through September 30, 2015	$3,491,302
Lease payments from October 1, 2015 through September 30, 2016 Lease payments form October 1, 2016 through September 30, 2017	2,619,049 577,563
Total payments	6,682,914
Less interest on capital lease	(1,529,396)
Total	$5,153,518

The summary below shows the activity related to all deferred financing fees related to the capital lease obligations as of September 30, 2014:

Balance at January 1, 2014	$ -
Add: financing fees paid	107,347
Less: amortization of deferred financing costs	(10,293)
97,054
Less: current maturities	(41,173)
Long-term deferred financing costs	$ 55,881

NOTE 5 – NOTES PAYABLE

On January 15, 2014, the Company, and its wholly owned subsidiary AES issued a promissory note in the amount of $370,000. The note is due on July 15, 2014 and bears annual interest of 10%.  The note was issued as consideration to fund a technology licensing fee (see Note 3). This note and all associated accrued interest was paid in full on July 8, 2014.

On February 17, 2014, the Company issued a promissory note in the amount of $130,000. The note is due on July 15, 2014 and bears annual interest of 10%.  The proceeds were used for working capital and general corporate purposes. This note and all associated accrued interest were paid in full on July 8, 2014.

On February 27, 2014, the Company’s wholly-owned subsidiary KMHVC (dba “STP) entered into a promissory note with a third-party equipment seller for the purchase of equipment.  KMHVC financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $122,579. The promissory note is secured by the equipment purchased. The promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.

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

On April 22, 2014, the Company’s wholly-owned subsidiary AES Water Solutions entered into a promissory note with Texas Mutual Insurance Company for workers’ compensation insurance premiums. AES Water Solutions financed the full amount of the premiums of $88,900, bearing an annual interest rate of 17% and agreed to pay an additional $3,853 in finance charges for a total amount due under the promissory note of $92,483. The promissory note is unsecured and is payable in 6 equal monthly installments of $15,342 with the first payment due on May 1, 2014 and the last payment due on October 1, 2014. This note and all associated accrued interest was paid in full on October 1, 2014.

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

Heartland Bank Credit Facility

On August 12, 2014, the Company and its wholly-owned subsidiaries (collectively, the “Borrower”) entered a senior secured credit facility (the “Facility”) with Heartland Bank as Agent consisting of (i) a credit agreement (the "Credit Agreement") with Heartland Bank for a 3-year $12 million term loan (the “Term Loan”) and (ii) an account purchase agreement (the “Purchase Agreement”) with Heartland Bank, as agent for the purchase and sale of approved receivables of Borrower in amounts not to exceed $6 million. The proceeds of borrowings under the Facility may be used for the payment of a portion of the purchase price for the acquisition of Hamilton Investment Group; the refinance of outstanding debt under Borrower’s prior accounts receivable facility; working capital needs of the Company and its subsidiaries; funding of the debt service reserve account and payment of all costs and expenses arising in connection with the negotiation of the Credit Agreement and related documents. On the closing date, the Borrower received proceeds of $12 million under the Credit Agreement and approximately $4.65 million under the Purchase Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to WSJ prime plus a spread that ranges from 5.50% to 8.25% per annum depending on the Borrower’s first lien leverage ratio (provided that at no time shall the WSJ prime be less than 4%). The Term Loan requires monthly interest payments, quarterly principal payments of $300,000 and a balloon payment on the August 12, 2017 maturity date.  The Term Loan may be increased by up to an additional $10 million upon request and agreement by the Lenders, but is not a committed amount under the facility.

Under the Purchase Agreement, all approved receivables will be purchased by the lenders thereunder for the face amount of such receivable less the lender’s 1.50% service charge.   In addition, the Purchase Agreement requires a 10% reserve against receivables purchased, which amount will increase from 25-50% for receivables outstanding past 60-90 days, respectively. The Lenders have the option under the agreements to require the Borrower to repurchase receivables under certain circumstances. The account purchase facility replaces the Company’s previous senior secured revolving facility.

The Company evaluated the Purchase Agreement under ASC 860 and determined that related transactions should be  accounted for as secured borrowings, the receivables sold under the Purchase Agreement remain as assets of the Company, the service charge under the agreement is included in interest expense, and the reserve established is presented as restricted cash on the Company’s balance sheet.

Both the Credit Agreement and the Purchase Agreement require the Borrower to maintain a fixed charge coverage ratio of not less than 1.2:1.0, a first lien leverage ratio of ranging from 3.0:1.0 during 2014  to 2.75:1.0 -2.25:1.0 during 2015 to 2.0:1.0 beginning in 2016, a EBITDA to Interest Expense ratio ranging from 2.75:1.0 during 2014, 3.75:1.0 during 2015 to 4.75:1.0 beginning in 2016 and a tangible net worth of not less than $1 million for each quarter beginning December 31, 2014.  The Borrower is also required to maintain a debt service reserve account sufficient to pay all debt and interest expense due in the next fiscal quarter. The restrictive covenants include customary restrictions on the Company's ability to incur additional debt; make investments; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments (although the Borrower is allowed to make dividend payments so long as no event of default will result from such payment or in shares of the Company’s stock). In addition, the Credit Agreement contains customary representations and warranties, affirmative covenants and events of default.

The Facility is secured by all of the Borrower’s assets as well as a pledge of the Company’s equity in each of its wholly-owned subsidiaries.  The Company paid a cash closing fee of $450,000 to the Lenders and also issued a 4-year warrant to purchase 2.5 million shares of the Company’s common stock with an exercise price $1.00 per share in connection with the Term Loan. The related fair value of the warrants amounting to $1,293,680 was recorded as a debt discount and is amortized over the term of the note. The Company relied on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective September 15, 2014, the Company and its wholly-owned subsidiaries entered into a First Modification Agreement (the “APA Amendment”) with Heartland Bank, administrative agent, (“Agent”)  wherein the following amendments were made:  (i) increase the Facility Limit under the Account Purchase Agreement to $6,600,000 (from $6,000,000); (ii) change the Borrowers’ address and (iii) extend the deadline for Borrower’s delivery of landlord’s consents and waivers to 60-days of the date of the Account Purchase Agreement.

Effective September 15, 2014, the Company and its wholly-owned subsidiaries entered into a First Modification Agreement (the “Term Loan Amendment”) with Agent, wherein amendments were made to (i) change the Borrowers’ address and (ii) extend the deadline for Borrower’s delivery of landlord’s consents and waivers to 60-days of the date of the Account Purchase Agreement.

The Company incurred a total of $1,346,221 in various financing fees which are amortized over the life of the credit facility.

The summary below shows the activity related to all deferred financing fees related to the notes payable as of September 30, 2014:

Balance at January 1, 2014	$ -
Add: financing fees paid	1,346,221
Less: amortization of deferred financing costs	(99,752)
1,246,469
Less: current maturities	(439,931)
Long-term deferred financing costs	$ 806,538

A summary of the activity in notes payable for the nine months ended September 30, 2014 is shown below:

Notes payable - related parties

Balance at January 1, 2014	$ 1,131,884
Less: payments on notes payable	(288,427)
Less: conversions of notes payable to common shares	(128,749)
714,708
Less - current maturities, net - related parties	(515,000)
Long-term notes payable, net September 30, 2014	$ 199,708

Notes payable - third parties

Balance at January 1, 2014	$ 1,243,855
Note issued in consideration for intangible assets	370,000
Notes issued in connection with purchase of property and equipment	229,032
Unsecured promissory notes	130,000
Note issued for financing of insurance premium	88,900
Note issued in conjunction with acquisition	12,000,000
Secured borrowings	5,773,601
Less: payments on notes payable	(745,673)
Less: debt discount for warrants issued with acquisition note	(1,293,679)
Add: amortization of note discount	56,801
17,852,837
Less - current maturities, net - third parties	(7,194,609)
Long-term notes payable, net September 30, 2014	$ 10,658,228

NOTE 6 – LINE OF CREDIT

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and AES (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal (“Rosenthal”). The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum. The interest rate increases to the prime rate plus 7.00% for any borrowings in excess of 85% of the Borrower’s Net Amount of Eligible Receivables. In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years, expiring on June 30, 2015, and will renew on a year to year basis, unless terminated in accordance with the financing agreement. If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee of 2% of the maximum facility amount and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee of 1% of the maximum facility amount. We guaranteed repayment of the line of credit, which guaranty is secured by our assets. As such, this transaction does not constitute a sale of receivables.

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

During the nine months ended September 30, 2014, the Company made draws, net of expenses of $2,073,328.

On August 12, 2014, the balance of $4,752,317 on the line of credit was paid off using proceeds from the Heartland credit facility (see Note 5).

The Company paid a total of $54,167 in various financing fees related to the line of credit during the current period which were fully amortized as of August 12, 2014 due to the closing of the line of credit.

The summary below shows the activity related to all deferred financing fees related to the line of credit as of September 30, 2014:

Balance at January 1, 2014	$ 53,490
Add: financing fees paid	54,167
Less: amortization of deferred financing costs	(107,657)
-
Less: current maturities	-
Long-term deferred financing costs	$ -

NOTE 7 – PREFERRED STOCK

From June 21, 2014 through July 8, 2014, we sold 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per unit for $4,000,000. Each unit consists of (i) 1 share of our Series A Convertible Preferred Stock immediately convertible into a number of shares of our common stock equal to the quotient of $1,000 divided by the conversion price then in effect, which is initially$0.70, and (ii) common stock purchase warrants to purchase 500 common shares at an exercise price of $1.00 and a term of 3 years.  The Series A Convertible Preferred Stock and warrants contain standard piggy back registration rights.

The Company evaluated the embedded conversion option of the preferred stock under FASB ASC 815-15 and determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated.   The Company evaluated the preferred stock for a beneficial conversion feature under FASB ASC 470-20 and determined that a beneficial conversion feature of $720,424 existed which has been fully recognized as a deemed dividend to the preferred shareholders.

The Company incurred issuance costs of $242,700 for broker fees related to the preferred share offering during the nine months ended September 30, 2014.

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

NOTE 8 – COMMON STOCK

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

On April 25, 2014, the Company entered into an investor relations consulting agreement pursuant to which the Company agreed to issue 250,000 shares of its common stock to a consultant in consideration of services rendered under the agreement. The fair value of the shares issued of $133,000 was recognized as stock compensation expense during the nine months ended September 30, 2014.

On April 30, 2014, the Company issued an aggregate of 276,599 shares of its common stock for the conversion of notes payable and accrued interest totaling to $138,303.   The Company recognized a loss on debt conversion for the nine months ended September 30, 2014 of $11,063.

On May 29, 2014, the Company issued 500,000 shares of its common stock to one of our directors upon exercise of his outstanding stock options.  The Company received $75,000 in proceeds from the exercise of the stock options, which proceeds were used for working capital and general corporate purposes.

In connection with the acquisition of Hamilton (see Note 2), we issued 3,523,554 common shares to the members of HIG pursuant to the terms of the Purchase Agreement.  The fair value of the shares was recorded at $2,219,839 as determined based on the market value of our common stock.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through September 30, 2014 and 153,000 options are outstanding at September 30, 2014, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 2,500,000 stock options have been granted through September 30, 2014 and 2,000,000 options are outstanding at September 30, 2014.

During the nine months ended September 30, 2014, 500,000 options were exercised and no options expired.

During the nine months ended September 30, 2014, 564,000 options were granted to employees and valued at $278,022 using the Black-Scholes pricing model. The 564,000 options vest over a period of 36 months.

Significant assumptions used in the valuation include the following:

Expected term                       7 years

Expected volatility             186.00%

Risk free interest rate             2.13%

Expected dividend yield         0.00%

During the nine months ended September 30, 2014, 100,000 options were granted to two directors and valued at $50,972 using the Black-Scholes pricing model.  The 100,000 options vest over a 12 month period.

Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             185.66%

Risk free interest rate             1.46%

Expected dividend yield         0.00%

Stock compensation expense recognized for the nine months ended September 30, 2014 related to the above options including those issued in the prior year amounted to $166,402. Unrecognized compensation cost as of September 30, 2014 of $309,568 is expected to be recognized over a period of 2.33 years.

Warrants

From June 21, 2014 to July 8, 2014, 2,000,000 warrants were issued in conjunction to the Series A Preferred Stock subscriptions to accredited investors (see Note 6) and valued at $908,059 using the Black-Scholes pricing model. The 2,000,000 warrants are immediately exercisable.  The fair value of the warrants is included in additional paid in capital.

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

On August 12, 2014, 2,500,000 warrants were issued in conjunction with the Heartland Term Loan transaction disclosed above (see Note 5) and valued at $1,293,679 using the Black-Scholes pricing model. The 2,500,000 warrants are immediately exercisable. The relative fair value of the warrants is recorded as a debt discount and amortized over the life of the Heartland Term Loan. The warrants have an exercise price of $1.00 and a 4 year term.

Significant assumptions used in the valuation include the following:

Expected term                       4 years

Expected volatility             169.51%

Risk free interest rate             1.63%

Expected dividend yield         0.00%

During the nine months ended September 30, 2014, 50,000 warrants were exercised for cash and 250,000 warrants were exercised on a cashless basis (see Note 8).

A summary of activity in options and warrants is as follows:

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
	Options	Remaining Life	Exercise Price	Value	Warrants	Remaining Life	Exercise Price	Value

Outstanding at December 31, 2013	1,989,000	4.19	$ 0.17	$ 701,345	1,528,000	2.51	$ 0.14	$ 590,680

Six months ended September 30, 2014:
Granted	664,000		0.60		4,550,0000		$ 1.00
Exercised	(500,000)		0.15		(300,000)		$ 0.29
Forfeited and cancelled	-				-

Outstanding at September 30, 2014	2,153,000	4.22	$ 0.31	$1,165,770	5,778,000	3,17	$ 0.81	$ 929,780

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, a member of the Board provided cash advances to the Company totaling $75,000. The Company made repayments of $50,000 resulting in an outstanding balance of $183,000 as of September 30, 2014.  The outstanding amount is included in accounts payable and other liabilities - related parties in the consolidated balance sheets.

In connection with the acquisition of Hamilton (see Note 2), the Company incurred a working capital adjustment due to the former members of Hamilton in the amount of $2,521,628 for working capital in excess of the stock purchase agreement requirement at the acquisition date. The outstanding amount as of September 30, 2014 is included in accounts payable and other liabilities – related parties in the consolidated balance sheets.

NOTE 11 – INCOME TAXES

During the nine months ended September 30, 2014, the Company recognized a tax benefit of $5,639,233 related to the reversal of a portion of the full valuation allowance recorded on the deferred tax asset resulting from cumulative net operating loss carryforwards as a result of the acquisition of Hamilton on August 12, 2014. Management’s analysis of the future use of the currently existing cumulative net operating loss carryforwards determined that it is more likely than not that a portion will be utilized prior to expiration. Accordingly, the valuation allowance on the deferred tax asset was reduced during the period ended September 31, 2014, and a tax benefit recognized.

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at September 30, 2014.

The Company reported no uncertain tax liability as of September 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months.

NOTE 12 – SUBSEQUENT EVENTS

On October 31, 2014, all of the holders of the Company’s existing unsecured convertible notes exercised their option to convert the outstanding principal and accrued interest amounts into our common shares at the fixed conversion price of $0.50 per share. The aggregate principal and accrued interest totaling to $1,025,000 was converted  to 2,050,000 common shares.

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

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations primarily in the Southwest U.S. focused on commercializing technologies and providing services in frac water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries. The table below provides an overview of our current subsidiaries and their oilfield service activities:

Name	Doing Business As (dba):	Business
Apache Energy Services, LLC	AES Water Solutions	Frac Water Management Solutions
	AES Safety Services	Oilfield Safety Services
Aqua Handling of Texas, LLC	AquaTex	Frac Water Management Solutions
Hamilton Investment Group	Hamilton Water Transfer	Frac Water Management Solutions
KMHVC, Inc.	South Texas Power, or STP	Portable Power

The Company’s total frac water management services division does business as Hamilton Water Transfer, AquaTex and AES Water Solutions and provides total frac water management solutions associated with the needed millions of gallons of water typically used during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s oilfield safety consultancy providing experienced trained safety personnel such as contract safety engineers during oilfield operation from site preparation “rigging up” to drilling and completion for E&P customers. AES Safety Services provides the flexibility as outsourced safety consultants, training and inspection to its customers to move quickly in key locations.  The Company’s oilfield mobile power subsidiary does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power rental where remote locations provide little or no existing electrical infrastructure.

We currently employ 74 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas, 77024.  Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.

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

Launch of our Contract Safety Consultant Business

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety engineers and professionals, safety training and onsite safety inspection services for E&P companies that prefer outsourcing many of their safety programs or are required to do so by state regulation.

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

Acquisition of Hamilton Investment Group

On August 12, 2014, we consummated the acquisition (the “Acquisition”) of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the registrant, Hamilton and the stockholders of Hamilton (the “Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000; and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock ($2,300,000 value based on the trailing 20-day average of the registrant’s common stock).  In addition, there exists a working capital adjustment provision whereby are required pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital at closing is less than the Working Capital Target, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing   The purchase agreement contains 2-year non-compete/non-solicitation provisions for William M. Hamilton and Sharon K. Hamilton, the former Hamilton stockholders.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenues. Our revenues increased by $6,097,790, or approximately 155% to $10,029,506 for the three months ended September 30, 2014 from $3,931,716 for the three months ended September 30, 2013.  This increase was primarily attributable to the acquisition of Hamilton on August 12, 2014 and continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services.  Additionally, increased revenues came from continued organic growth of AES Safety Services including its new spill remediation service line and the organic growth of STP’s generator rental fleet business in mobile oilfield power, as compared to the prior period. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $4,313,625 or approximately 154%, to $7,108,454 for the three months ended September 30, 2014, or 71% of revenues, compared to cost of revenues of $2,794,829, or 71% of revenues for the three months ended September 30, 2013.  The cost of revenues during the three months ended September 30, 2014 were primarily the result of contract labor of $2,174,171, equipment and truck rental of $1,402,433, frac water pipe and pump rental of $754,583, and related fuel costs of $1,130,399.  The cost of revenues as a percentage of sales was the result of the additional revenues of AquaTex, subsidiary which was acquired in November 2013, Hamilton, subsidiary which was acquired on August 12, 2014, lower equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions, as compared to the prior period. The Company currently anticipates a lower cost of sales as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from the anticipated commencement of new technology related services and their higher margins. The cost of revenues during the three months ended September 30, 2013 were primarily the result of contract labor of $1,191,075, equipment and truck rental of $1,022,544 and fuel for water transfer pumps and equipment of $422,341.

Selling, general, and administrative. Selling, general and administrative expenses increased by $1,435,469, or approximately 121%, to $2,565,053, or approximately 27% of revenues, for the three months ended September 30, 2014, as compared to $1,129,584 or approximately 29% of revenues for the comparable period in 2013.  The decrease as a percentage of sales was the result of the additional revenues of AquaTex, subsidiary which was acquired in November 2013, Hamilton, subsidiary which was acquired on August 12, 2014, covering more fixed costs within selling, general, and administrative particularly in the newer Safety and Power divisions, as compared to the prior period.  The Company currently anticipates lower selling, general and administrative expenses as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, reduced testing and development costs related to water recycling technologies, and decreasing growth in expenses for personnel.

Interest expense. Interest expense increased by $939,152, or approximately 965% to $1,036,479 in the three months ended September 30, 2014, from $97,327 for the comparable period in 2013.  The increase was attributable to the interest accrued on the accounts receivable financing facility, the senior term loan credit facility and amortization of related deferred finance costs and non-cash debt discount, interest expense associated with promissory notes we issued in our September 2012 and October 2013 financings, as well as accrued interest on the Seller notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net income. Our net income increased by $5,024,981, or approximately 2,868% to $4,849,770 for the three months ended September 30, 2014 from a net loss of $175,211 for the comparable period in 2013. The net income for the three months ended September 30, 2014 included the tax benefit related to the reduction of the valuation allowance on the deferred tax asset of $5,639,233, the amortization of non-cash debt discount costs of $56,801 and the amortization of deferred financing costs of $85,278.  In addition the Company incurred $32,140 in expenses from the testing and development costs related to water recycling technologies. In the prior year, the loss during the three months ended September 30, 2013 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenues. Our revenues increased by $14,519,025, or approximately 149% to $24,286,951 for the nine months ended September 30, 2014 from $9,767,926 for the nine months ended September 30, 2013.  This increase was primarily attributable to the acquisition of Hamilton on August 12, 2014 and continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services.  Additionally, increased revenues came from the continued organic growth of AES Safety Services, including its new spill remediation service line, and the organic growth of STP’s generator rental fleet business in mobile oilfield power. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $10,178,036 or approximately 141%, to $17,411,655 for the nine months ended September 30, 2014, or 72% of revenues, compared to cost of revenues of $7,233,619, or 74% of revenues for the nine months ended September 30, 2013.  The cost of revenues during the nine months ended September 30, 2014 were primarily the result of contract labor of $6,108,639, direct costs associated with the spill remediation line of $1,523,660, frac water pipe and pump rental of $2,163,167, equipment and truck rental of $2,893,228 and related fuel costs of $2,284,370.  The decrease in cost of revenues as a percentage of sales was the result of the additional revenues of AquaTex, subsidiary which was acquired in November 2013, Hamilton, subsidiary which was acquired in August 2014, lower equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions.  The Company currently anticipates a lower cost of sales as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from the anticipated commencement of new technology related services and their higher margins. The cost of revenues during the nine months ended September 30, 2013 were primarily the result of contract labor of $3,695,132, equipment and truck rental of $2,186,666 and related fuel costs of $936,066.

Selling, general, and administrative. Selling, general and administrative expenses increased by $4,186,629, or approximately 161%, to $6,780,411, or approximately 29% of revenues, for the nine months ended September 30, 2014, as compared to $2,593,782 or approximately 27% of revenues for the comparable period in 2013. The increase was primarily attributable to newly added employee compensation expense, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2014. The Company currently anticipates lower selling, general and administrative expenses as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, reduced testing and development costs related to water recycling technologies, and decreasing growth in expenses for personnel.

Interest expense. Interest expense increased by $1,032,423, or approximately 323% to $1,352,324 in the nine months ended September 30, 2014, from $319,901 for the comparable period in 2013.  The increase was attributable to the interest accrued on the accounts receivable financing facility, the senior term loan credit facility and amortization of related deferred finance costs and non-cash debt discount, interest expense associated with promissory notes we issued in our September 2012 and October 2013 financings, as well as accrued interest on the Seller notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net income. Our net income increased by $4,847,492, or approximately 731% to $4,184,365 for the nine months ended September 30, 2014 from a  net loss of $663,127 for the comparable period in 2013. The net income for the nine months ended September 30, 2014 included the tax benefit related to the reduction of the valuation allowance on the deferred tax asset of $5,639,233, non-cash charges in connection with the issuance of share-based awards of $133,000, the amortization of non-cash debt discount costs of $56,801 and the amortization of deferred financing costs of $217,702. In addition, the Company incurred $155,829 in expenses from the testing and development costs related to water recycling technologies. In the prior year, the loss during the nine months ended September 30, 2013 was primarily attributable to the acquisition expenses related to the purchase of AES Water Solutions and the disposal of obsolete assets.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, other loans, and issuance of equity securities.  We had cash of $1,979,923 and a working capital deficit of $2,735,436 as of September 30, 2014 as compared to cash of $866,035 and a working capital deficit of $2,578,883 as of December 31, 2013.

Net cash used in operating activities for the nine months ended September 30, 2014 was $3,015,608 resulting primarily from our net income of $4,184,365 and increases in accounts payable of $1,296,798, accounts payable-related parties of $25,000 and accrued expenses of $1,172,058 and adjustments in non-cash items including $133,000 in non-cash stock for services, $907,502 in depreciation and amortization $56,801 in amortization of debt discount, $166,400 in amortization of stock based compensation, and $217,702 in amortization of deferred finance costs, which amounts were offset by increases in accounts receivable of $4,992,877 and prepaid expenses and other assets of $507,164, the $78,010 in gain on asset disposal, and $5,639,233 in tax benefits for release of deferred tax asset allowance. By comparison, net cash used in operating activities for the nine months ended September 30, 2013 was

$516,927 resulting primarily from our net loss of $663,127 which was offset by an increase in accounts payable and accrued expenses of $865,028 and an increase in accounts receivable, prepaid expenses and other assets of $1,509,875.

Net cash used in investing activities for the nine months ended September 30, 2014 was $573,578 resulting primarily from our acquisition of assets and equipment of $3,969,905, offset by cash received from the acquisition of Hamilton of $2,797,327 and proceeds received from the sale of property and equipment of $599,000. By comparison, net cash used in investing activities for the nine months ended September 30, 2013 was $304,138 consisting primarily of $399,449 related to the purchase of property and equipment, which was offset by proceeds received from the sale of property and equipment for $86,674 and notes receivable of $8,637.

Our net cash provided by financing activities was $4,703,074 for the nine months ended September 30, 2014. This consisted of $3,757,300 in net proceeds from the sale of preferred shares, $1,755,685 in proceeds from the issuance of notes, $2,073,325 in net proceeds from our revolving line of credit, and $87,500 in proceeds from the exercise of warrants, which amounts were offset by payments on notes payable of $1,034,098, payments on capital lease obligations of $845,226, $945,126 in payments for deferred financing costs, and dividends paid on our preferred shares of $101,343.  Our net cash provided by financing activities was $573,750 in the nine months ended September 30, 2013. This consisted primarily of $50,000 received upon the exercise of warrants and options, $63,000 in proceeds from advances from related parties, $874,473 in net proceeds from our line of credit and $87,375 received on the sale-leaseback transaction, which was offset by payments on notes payable for $462,400, payments against advances from related parties of $20,000, and payments for deferred financing costs of $18,698.

The net increase in cash for the nine months ended September 30, 2014 was $1,113,888 as compared to a net decrease in cash of $247,315 for the nine months ended September 30, 2013.

Accounts Receivable Financing Facility

On June 26, 2013, our wholly-owned subsidiaries, KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal. The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum.  In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee equal to 2% of the maximum facility amount and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee equal to 1% of the maximum facility amount. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  On November 20, 2013, our wholly-owned subsidiary, Aqua Handling of Texas, LLC (dba AquaTex) entered into an Assumption Agreement Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, the Lender increased the maximum amount available under the facility to $3 million.  In January 2014, the Lender increased the maximum amount available under the facility to $4 million.  In April 2014, the Lender increased the maximum amount available under the facility to $5 million.   The Company is required to maintain at the end of each fiscal quarter a tangible net worth of not less than negative $1 million and working capital of not less than $4.5 million.   On August 12, 2014, in connection with the consummation of the Heartland Bank Credit Facility, we terminated this financing facility and paid approximately $4.75 million in repayment of all amounts due thereunder with proceeds received under the Heartland Bank Credit Facility.

Heartland Bank Credit Facility

On August 12, 2014, HII Technologies, Inc. (the "Company") and its wholly-owned subsidiaries (collectively, the “Borrower”) entered a senior secured credit facility (the “Facility”) with Heartland Bank as Agent consisting of (i) a credit agreement (the "Credit Agreement") with Heartland Bank for a 3-year $12 million term loan (the “Term Loan”) and (ii) an account purchase agreement (the “Purchase Agreement”) with Heartland Bank, as agent for the purchase and sale of approved receivables of Borrower in amounts not to exceed $6 million, which amount was increased to $6.6 million pursuant to a first modification agreement executed on September 15, 2014. The proceeds of borrowings under the Facility may be used for the payment of a portion of the purchase price for the acquisition of Hamilton Investment Group (“Hamilton”); the refinance of outstanding debt under Borrower’s prior accounts receivable facility; working capital needs of the Company and its subsidiaries; funding of the debt service reserve account and payment of all costs and expenses arising in connection with the negotiation of the Credit Agreement and related documents. On the closing date, the Borrower received proceeds of $12 million under the Credit Agreement and approximately $4.65 million under the Purchase Agreement.  The Company utilized $9 million to pay a portion of the purchase price for the Hamilton acquisition, approximately $4.75 million to payoff the Borrower’s prior accounts receivable facility, $450,000 in commitment fees, $675,000 to fund Borrower’s debt service reserve account and approximately $190,000 in other expenses related to the Facility.  Borrower retained approximately $1.585 million for working capital.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to WSJ prime plus a spread that ranges from 5.50% to 8.25% per annum depending on the Borrower’s first lien leverage ratio (provided that at no time shall the WSJ prime be less than 4%). The Term Loan requires monthly interest payments, quarterly principal payments of $300,000 and a balloon payment on the August 12, 2017 maturity date.  The Term Loan contains an accordion feature, whereby the borrowings may be increased by up to an additional $10 million upon request and agreement by the Lenders, but is not a committed amount under the facility.

Under the Purchase Agreement, all approved receivables will be purchased by the lenders thereunder for the face amount of such receivable less the lender’s 1.50% service charge.   In addition, the Purchase Agreement requires a 10% reserve against receivables purchased, which amount will increase from 25-50% for receivables outstanding past 60-90 days, respectively.  The account purchase facility replaces the Company’s previous senior secured revolving facility.

Both the Credit Agreement and the Purchase Agreement require the Borrower to maintain a fixed charge coverage ratio of not less than 1.2:1.0, a first lien leverage ratio of ranging from 3.0:1.0 during 2014  to 2.75:1.0 - 2.25:1.0 during 2015 to 2.0:1.0 beginning in 2016, a EBITDA to Interest Expense ratio ranging from 2.75:1.0 during 2014, 3.75:1.0  during 2015 to 4.75:1.0 beginning in 2016 and a tangible net worth of not less than $1 million for each quarter beginning December 31, 2014.  The Borrower is also required to maintain a debt service reserve account sufficient to pay all debt and interest expense due in the next fiscal quarter. The restrictive covenants include customary restrictions on the Company's ability to incur additional debt; make investments; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments (although the Borrower is allowed to make dividend payments so long as no event of default will result from such payment or in shares of the Company’s stock). In addition, the Credit Agreement contains customary representations and warranties, affirmative covenants and events of default.

The Facility is secured by all of the Borrower’s assets as well as a pledge of the Company’s equity in each of its wholly-owned subsidiaries.  The Company paid a cash closing fee of $450,000 to the Lenders and also issued a 4-year warrant to purchase 2.5 million shares of the Company’s common stock with an exercise price $1.00 per share in connection with the Facility.

Series A Preferred Stock Financing

From June 21, 2014 through July 8, 2014, we sold 4,000 units (“Units”) to 22 accredited investors at a price of $1,000 per Unit for total gross proceeds of $4,000,000 (of which 3,450 Units were purchased on or after June 27, 2014). We are offering up to 4,000 Units with each Unit consisting of (i) 1 share of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into a number of shares of common stock equal to the quotient of 1,00 divided by the conversion price then in effect, which is currently $0.70 (the “Conversion Shares”), and (ii) common stock purchase warrants (“Warrants”) to purchase five-hundred fifty (500) shares of Common Stock with an exercise price of $1.00 per whole share exercisable for 3 years after issuance (the “Warrant Shares”).  The Conversion Shares and the Warrant Shares contain standard piggy back registration rights.   We used $242,700 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $500,000 was used to repay outstanding indebtedness under 10% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended.

Promissory Notes – 2014

On January 15, 2014, we and our wholly-owned subsidiary issued a 10% promissory note in the amount of $370,000 to a single accredited investor.  The note has a maturity date of July 15, 2014 and was issued as consideration for a license fee for AES’ sublicense of a frac water treatment technology.  We did not receive any cash proceeds for issuance of this note. This note was paid in full on July 8, 2014.

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

On April 22, 2014, our wholly-owned subsidiary AES Water Solutions issued a 17% secured promissory note in the amount of $88,900 to Texas Mutual Insurance Company. This note was issued as consideration for workers’ compensation insurance premiums and is not secured. The note bears 17% interest and is payable in six equal monthly installments of $15,342 beginning on May 1, 2014, the last of which is due on October 1, 2014.

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

Convertible Debenture 2013

From October 31, 2013 through November 30, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $1,000,000 to ten accredited investors.  We received cash proceeds of $850,000 from the issuance of these notes and $150,000 of these notes were issued in consideration of an investor’s cancellation of an existing promissory note dated December 17, 2012 in the principal amount of $150,000.  The notes have 2 year term.  The notes are convertible into our common stock at a fixed conversion price of $0.50 per share. The proceeds were used to fund the cash consideration for our acquisition of Aqua Handling of Texas, LLC and for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the convertible notes. All outstanding principal and accrued interest under these notes were converted into common stock on October 31, 2014.

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

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our three divisions and our Purchase Agreement for accounts receivables.

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

Accounts receivable are comprised of unsecured amounts due from customers.  The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

See our Current Report on Form 8-K dated June 21, 2014 and filed with the SEC on July 3, 2014.

2.

See our Current Report on Form 8-K dated August 11, 2014 and filed with the SEC on August 15, 2014.

3.

On October 31, 2014, we issued an aggregate of 2,050,000 shares of common stock upon conversions of 10% convertible promissory notes originally issued in October-November 2013. The aggregate principal and interest amount of these notes that were converted was $1,025,000. We did not receive any proceeds from the issuance of these shares. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(a)(2) of the Securities Act.

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

HII TECHNOLOGIES, INC.

November 14, 2014	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)