Form 10-K
period 2014-12-31
HII Technologies, Inc.
filed 2015-04-16
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

HII TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Delaware	03-0453686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8588 Katy Freeway, Suite 430 Houston, Texas 77024 (Address of principal executive offices, including zip code)

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

Non-accelerated filter   ☐

(Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014 was approximately $26,943,546.

As of April 15, 2015, 57,232,436 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

PART I

HII Technologies, Inc., including all its subsidiaries, are collectively referred to herein as “HII Technologies,” “HII,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

Overview

HII Technologies, Inc. is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies and providing services in frac water management, safety services and portable power solutions and services used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries. The table below provides an overview of our current subsidiaries and their oilfield service activities:

Name	Doing Business As (dba):	Business
Apache Energy Services, LLC	AES Water Solutions	Frac Water Management Solutions

	AES Safety Services	Safety Services

Aqua Handling of Texas, LLC	AquaTex	Frac Water Management Solutions

Hamilton Investment Group, Inc.	Hamilton Water Transfer	Frac Water Management Solutions

Sage Power Solutions, Inc.	Sage Power, South Texas Power, STP	Oilfield Power Management Solutions

The Company changed its name in August 2011 to HII Technologies, Inc. in connection with selling the name and assets of its oilfield valve technology it had previously developed. Since the sale of its oilfield product line in 2011, it has focused on the high value market segments of Water, Safety and Power in the oilfield that management believes are growing markets where the Company’s relationships with its customers, partners, and experience can provide long term stockholder value.

We currently employ 90 persons and also extensively use independent contractor crews in connection with certain portions of our field service work. Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas 77024.  Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com. The information on, or that may be, accessed from our website is not part of this Annual Report.

Business Development

Organization

In 2002, we were incorporated in Delaware under the name “Excalibur Industries, Inc.” In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” in connection with a restructuring that divested Excalibur industrial businesses and focused on Shumate’s oilfield machining business.  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the October 2008 sale of assets related to our contract machining business. On August 31, 2011, we changed our name to

“HII Technologies, Inc.”, which name change was required in connection with the May 2011 sale of our Hemiwedge valve product technology, trade mark and other assets.  HII Technologies’ business focuses on the activity of domestic shale horizontal drilling and hydraulic fracturing and the needed essential services such as frac water management.

Acquisition of Apache Energy Services, LLC (dba AES Water Solutions)

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

Launch of our Mobile Oilfield Power Business

In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, Sage Power Solutions, Inc. f/k/a KMHVC, Inc. (dba South Texas Power, “STP”).

Launch of our Contract Safety Consultant Business

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety professionals, training and inspection services in the field for E&P companies that prefer outsourcing their safety programs or are required by state regulation.

Acquisition of Aqua Handling of Texas, LLC. (dba AquaTex)

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

Acquisition of Hamilton Investment Group (Hamilton Water Transfer)

On August 12, 2014, we consummated the acquisition (the “Acquisition”) of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton Water Transfer” or “Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the registrant, Hamilton and the stockholders of Hamilton (the “Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000; and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock ($2,300,000 value based on the trailing 20-day average of the registrant’s common stock).   In addition, there exists a working capital adjustment provision whereby we are required to pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital at closing is less than the Working Capital Target, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing. The purchase agreement contains 2-year non-compete/non-solicitation provisions for William M. Hamilton and Sharon K. Hamilton, the former Hamilton stockholders.

Our Services:

We focus on providing what we believe are essential services for horizontal drilling and related hydraulic fracturing in the domestic United States for oil and gas companies which includes:

1.

Frac Water Management Services;

2.

Oilfield Safety Services; and

3.

Oilfield Portable Power Solutions and Services

Frac Water Management Services

We began offering frac water transfer services to oilfield operators upon consummation of our purchase of Apache Energy Services, LLC, doing business as AES Water Solutions, on September 27, 2012. We further strengthened our presence in this business with our November 12, 2013 acquisition of Aqua Handling of Texas, LLC, (AquaTex) which had contracts with nationally recognized exploration & production companies in the Eagle Ford Shale and South Texas areas, as well as our August 12, 2014 acquisition of Hamilton Investment Group (Hamilton), which has contracts with nationally recognized E&P companies in Oklahoma.  We offer our services in this line of business under the trade names “AES Water Solutions”, “AquaTex” and “Hamilton Water Transfer”.

Initially, we provided only water transfer services sending high volumes of water through miles of pipe or hose to frac sites.  However, in the past 18 months, we have expanded our services and now provide what we refer to as “total frac water management services”.  Management believed that single service providers (e.g. only water transfer in-bound to frac jobs) would diminish in value to oilfield operators over time and that turn-key providers would be sought by customers seeking higher value and more efficiencies. We currently believe oilfield operators are migrating towards service companies that can provide a full range of services in the area of frac water management. We believe this is because the amount of water needed in fracing has grown significantly and its costs to oilfield operators has grown substantially.  Our turn-key frac water solutions for oil and gas exploration and production companies during hydraulic fracturing of oil and gas reservoirs accounted for 71% of our total revenues in 2014.

Our segment of the industry does not traditionally do the “pressure pumping” or the frac itself. These pressure pumpers, the largest of which are sometimes referred to as the “Big 3” Halliburton, Baker Hughes and Schlumberger mix the sand/proppant, water and gels/chemicals and pump the solution to break or fracture the hydrocarbon reservoir so as to cause porosity and assist in flow.  Traditionally, we are hired by the oilfield operator while coordinating with the pressure pumping companies to send water to their frac site equipment. We do not currently perform the frac job itself nor provide the chemicals used in fracing to hold sand or ceramic proppants in the solution; we do provide the above ground temporary infrastructure to transfer and store high volumes of water to frac sites via miles of above ground piping and hose, pumps and related equipment.

We can bundle our turn-key services, which range from drilling water wells, digging and lining water storage pits, renting rapid deployment above ground storage tanks, transporting the water via miles of temporary above ground pipe and high volume pumps to address all of the logistics needs of water during fracing for oilfield operators. We typically work in concert with frac completion companies such as the Big 3 to send large volumes of water via our top-of-the-line environmentally safe, no-leak pipe and hose systems specifically designed to support water transfer in hydraulic fracing.  In the post-frac phase, we also provide flow back and well testing services typically required by the operator during the first three or four weeks after the frac to route water and separate frac sand/proppants and gas returning from the frac, commonly called “Flow Back”. We also provide high volume frac water recycling with proprietary equipment that can process up to 20,000 barrels of water per day to be reused in frac processes, usually for a cost cheaper than the price of trucking and disposing of the flow back and waste water. When an operator is finished at a well site or location and requires large volume waste water removal, we offer evaporation services that reduce the transportation needed to haul off remaining waste water usually held in large open pits at the location. These services have been developed to offer a turnkey solution for E&P operators by reducing costs and liabilities, and offering an improvement to the environment.

We do not currently provide trucking of fluids or disposal well services but instead seek technologies and services that offer and address customer onsite needs in lieu of trucking and disposal.

Advances in drilling technology and development of unconventional North American hydrocarbon resources—oil and gas shale fields—allow previously inaccessible or non-economical formations in the earth’s crust to be exploited by utilizing high water pressure methods (or the process known as hydraulic fracturing) combined with proppant fluids (containing sand grains or ceramic beads) to crack open new perforation depths and fissures to extract large quantities of natural gas, oil, and other hydrocarbon condensates. Complex water flows represent the largest waste stream from these methods of hydrocarbon exploration and production. Oil prices have decreased by approximately one half during the last half of 2014, however even with oil prices being above $50 per barrel, industry experts such as Toleq stated in PBO&G, January 2015 issue that 25% of the new wells will be drilled in the Permian Basin in 2015 and the service market is expected to be $3 billion in directional drilling.  Wood MacKenzie also stated on February 19, 2015 that it is expected for drilling rigs to increase in August/September 2015 and continue to increase by 20 rigs per month through 2017.  The Oil and Gas Journal January 5, 2015 issue stated in a special report that total U.S. oil demand in 2015 is forecasted to grow by 0.6% and US. crude oil production to average 9.1 million barrels per day up 6.1% from a year earlier.

In connection with the industry’s horizontal drilling practices of shale and other unconventional resource plays, oil and gas exploration and production (E&P) companies require up to millions of gallons of water to be delivered to frac pads and drill sites during a typical frac job.  There is an increasing awareness of the importance of managing water for use and reuse in oil and gas operations.  Shale Water Management issue November 24, 2014 stated water demand for fossil fuel and electrical generation is expected to grow to more than 500 billion gallons per day by 2035.  Based on this, there will be a 40% short fall in water supply unless water is reused.  The cost of water has risen to 10% of the total capital cost of the well.  IHS in the first quarter of 2015 reports that over the next 10 years $380 billion will be spent on energy water management in unconventional oil and gas drilling.  One of the key drivers is in oilfield wastewater reuse in which there will be a doubling in the amount of wastewater reuse over the next 10 years.  Lux Research believes investment will continue in technologies despite spending cuts and pressure on companies to curb capital spending which will force companies to invest in technologies that will streamline operations and improve production. According to Lux Research Inc. the water-related services in oil and gas shale fracturing operations is expected to increase by a multiple of about 15 through 2020.  Spending worldwide for frac-related water management will increase from $1 billion to approximately $15 billion annually by 2020. According to energy research experts at IHS, water management challenges, as well as the market for water management services, will grow significantly in many plays in the U.S. during the next ten years. A new report, The Future of Water in Unconventionals, compiled by Sarah Fletcher, Senior Research Analyst, IHS, says it expects the continental U.S. oilfield water management market to grow to $38 billion by 2022, with demand for water management services in high-activity shale gas and tight oil plays to grow by nearly 40 percent by 2022, to roughly $11.2 billion.

We currently operate in active shale and unconventional resource basins in Oklahoma and Texas such as Eagle Ford Shale, EagleBind, Permian Basin, Delaware Basin, Granite Wash, Mississippian Lime and Woodford.  Our Principals have more than 70 years of combined oil and gas experience, with extensive experience in the operation of oil and gas wells in the domestic United States. We serve customers seeking water acquisition, temporary water transmission and storage, and treatment in connection with shale oil and gas hydraulic fracturing drilling, or “hydro-fracturing,” operations.  We do not currently provide disposal activities, such as salt water disposal wells, and do not directly operate large water hauling trucks. We can arrange for these services when requested by third parties, however, our business focus is to address the onsite needs through our services.

Oilfield Safety Services

In January 2013, we launched AES Safety Services, our Safety division that offers contract safety professionals, training and inspection services in the field for E&P companies that prefer outsourcing many of their safety programs or are required by state regulation.  Our oilfield safety division provides experienced trained safety personnel such as contract safety engineers for the duration of the oilfield operation from site preparation “rigging up” to drilling and completion for E&P customers. AES Safety Services provides flexibility as outsourced safety consultants, training and inspection to its customers and can move quickly in key locations.

Due to increased regulations and safety requirements, oil and gas operator companies will be requiring specific safety training which will provide comprehensive instructions on the safety hazards and day to day operations which are unique to the oil and gas industry.  To address HSE, oil and gas companies will be spending $56 billion by 2030 up from $35 billion in 2011, as heavily publicized environmental disasters have increased regulatory scrutiny, according to Lux Research.  AES Safety Services has consultant engineers and trainers who are accredited to provide the necessary training courses to comply with the specific state rules and regulations.  Our Safety Services division revenues increased from $2.5 million in 2013 to $6.7 million in 2014, accounting for 19% of our total revenues in 2014 and are expected to continue to grow in 2015.

Oilfield Power Management Solutions

In December 2012, we launched our portable power solutions and services division known as Sage Power Solutions, Inc. (f/k/a KMHVC, Inc.), a wholly-owned subsidiary.    Our power division has grown from its original focus of providing temporary portable diesel power or ‘gap power’ applications for the exploration and production industry to now offering the full spectrum of oilfield power needs.  Today, we rent diesel generators and supply hands-on service for initial remote oilfield gap power needs, offer natural gas lower long term operating cost power for pump jacks and artificial lift applications, facilities power, and partner with firms for electrical and grid implementation services. Our value to a customer today is to handle the “cradle to grave” oilfield power needs which has elevated our sales process to a corporate level compared to field level generator discussions where we initially started. Our financial model is renting power supply equipment to oilfield operators usually rented on a daily-rental rate basis where field operations are typically remote and no electricity grid exists.

The utility sector is the largest user of temporary power.  The second largest user is the oil and gas industry with North America being the largest market.  Increased power demand, lack of grid stability and support and tendency to lease instead of procuring equipment are the major driving factors of the power rental market.  In our experience, companies are inclined to rent equipment rather than purchase due, in part, by issues such as tax treatment of capital assets and the growing awareness and acceptance of outsourced manpower and equipment.

The overall North American generator-set rental market is mature and is expected to increase slightly over 4% CAGR through 2017, based on the 2012 Frost and Sullivan’s analysis of the North American generator-set rental market.  The diesel and natural gas generator rental market is estimated to be at approximately $995 million in 2017.  The low kVA diesel generator-set rental market is highly competitive, however the larger kVA and natural gas generator market has strong margins and growth opportunities. MarketandMarket Research on October 23, 2014 stated the power systems market is estimated to grow from $3 billion to $9 billion by 2019.

Our current equipment rental fleet includes mobile oilfield diesel and natural gas generators (20kW to 300kW), light towers, combination power/light/water units, and related equipment. We provide best-in-class service on our rental fleet. Our portable power division revenues increased from $1.8 million in 2013 to $3.6 million in 2014, accounting for 10% of our total revenues in 2014 with revenues expected to increase in 2015 in the longer term rentals of natural gas applications as oilfield customers look to lower their operating costs.

Customers

For all three divisions of Water, Safety and Power, our customers include major United States exploration and production companies as well as independent oil and gas operators that have operations in Texas, Oklahoma, Ohio and West Virginia.  During fiscal year 2014, one of the Company’s customers accounted for more than 25% of our total gross revenues. No other customers exceeded 10% of revenues during 2014. During fiscal year 2013, two of the Company’s customers collectively accounted for more than 50% of our total gross revenues, with one customer accounting for 39% and another accounting for approximately 11%. No other customers exceeded 10% of revenues during 2013. We believe we will reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While we continue to acquire new customers in an effort to grow and reduce our customer concentration risks, management believes these risks will continue for the foreseeable future.

Competitors

AES Water Solutions, AquaTex and Hamilton’s focus is on total frac water management services. Currently, larger, private equity backed, private companies such as Rockwater Energy Solutions, Select Energy Services and Crescent Services possess larger equipment fleets, more manpower and are national competitors that have longer industry tenure and greater resources than us. As a result, the market in which AES Water Solutions, AquaTex, and Hamilton Water Transfer operate is highly competitive.

AES Safety Services’ current focus is on providing contractor safety engineers and professionals, training classes and onsite inspection services. We have identified Total Safety as a larger more capitalized competitor as well as local operating contractors. While we believe this safety service is a relatively new niche market for E&P companies starting to outsource their field safety professionals, we do not have a broad base of clientele and competition is anticipated by us from larger more established oilfield services companies with greater resources than us. As such, the market in which AES Safety Services operates is anticipated to be highly competitive.

Sage Power Solutions, our oilfield power management business, is limited by its fleet size and regional geographic scope. Many of its competitors are substantially more capitalized which may have lower costs of capital to procure such equipment. Firms such as Light Tower Rentals (LTR) and National Oilwell Varco (“NOV”) Portable Power have a national presence and more established relationships than us. As a result, the market that Sage Power Solutions operates in is highly competitive.

Competition is influenced by such factors as price, capacity, availability of work crews, health, safety and environmental programs, legal compliance, technology, equipment, reputation and experience of the service provider.

Seasonality

While our frac water services are primarily offered in the Southwest United States and our power management division currently in Texas; they can be impacted by seasonal factors. Generally, our business can be negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During periods of heavy snow, ice or rain, our customers may temporarily cease operations if other vendor equipment is not accessible, or if our equipment may not be readily available, thereby reducing our ability to provide services and generate revenues. In addition, these conditions may impact our customer’s operations, and, as our customers’ drilling activities are curtailed, our services may also be reduced. Weather plays less of a role in our current areas in the Southwest United States where the climate is less severe.

Governmental Regulation

Frac Water Management Services

Our Water Management Services business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has encountered an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries. AES expects this heightened governmental focus on regulation and enforcement to continue.

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

Fiscal 2014 Developments

License of High Volume Frac Water Recycling System

In February 2014, we licensed a high volume frac water recycling system to recycle flow back and produced water at the well sites during the completion process.  This recycling system consists of a mobile unit that cleans up to 20,000 barrels per day of frac flow back water to acceptable frac water reuse standards. The technology produces high volumes of polished brine or clean saltwater that is virtually free of total suspended solids (TSS) which is reusable in today's typical fracs. In many cases, our on-site recycling is cheaper for the oilfield operator than the cost to transport and dispose of the flow back water.

HydroFLOW Exclusive Sales Relationship

In June 2014, AES Water Solutions entered into an exclusive agreement with HydroFLOW Holdings USA under which AES received the exclusive right to use HydroFLOW’s explosion proof water conditioning unit (“CEx Units”) as a bacteria deactivation device to the oil and gas frac water industry.   In order to maintain this exclusive right, AES must purchase $160,000 of CEx Units in 2014, $265,000 of CEx Units in 2015 and $455,000 of CEx Units in each year thereafter. In January 2015, HydroFLOW agreed to waive the 2014 minimum purchase requirement and increased the 2015 purchase requirement to $365,000. The Agreement is for an initial term of 10-years.  In addition, AES has agreed to pay HydroFLOW a royalty equal to 3.5% of gross revenues (excluding taxes) received from sales of bacteria deactivation services to AES customers.

June-July 2014 Series A Preferred and Warrant Financing

From June 21, 2014 through July 8, 2014, we sold 4,000 units (“Series A Units”) to 22 accredited investors at a price of $1,000 per Unit for total gross proceeds of $4,000,000.  Each Unit consisted of (i) 1 share of our series A convertible preferred stock (“Series A Preferred”) convertible into a number of shares of our common stock equal to the quotient of $1,000 divided by the conversion price then in effect, which is initially $0.70 (the “Series A Conversion Shares”), and (ii) common stock purchase warrants (“Series A Warrants”) to purchase five-hundred (500) shares of our common stock with an exercise price of $1.00 per whole share exercisable for 3 years after issuance (the “Series A Warrant Shares”).

We used $242,700 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $500,000 was used to repay outstanding indebtedness under 10% promissory notes.  The remaining proceeds were used for working capital and general corporate purposes and to fund growth opportunities.

Acquisition of Hamilton Investment Group, Inc.

On August 12, 2014, we consummated the acquisition (the “Hamilton Acquisition”) of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the registrant, Hamilton and the stockholders of Hamilton (the “Hamilton Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000; and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock ($2,300,000 value based on the trailing 20-day average of the registrant’s common stock).   In addition, there exists a working capital adjustment provision whereby we would be required to pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital is less than the Working Capital Target at closing, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing   The purchase agreement contains 2-year non-compete/non-solicitation provisions for William M. Hamilton and Sharon K. Hamilton, the former Hamilton stockholders.

Heartland Bank Credit Facility

On August 12, 2014, we and each of our wholly-owned subsidiaries (collectively, the “Borrower”) entered a senior secured credit facility (the “Facility”) with Heartland Bank as Agent consisting of (i) a credit agreement (the "Credit Agreement") with Heartland Bank for a 3-year $12 million term loan (the “Term Loan”) and (ii) an account purchase agreement (the “Purchase Agreement”) with Heartland Bank, as agent for the purchase and sale of approved receivables of Borrower in amounts not to exceed $6 million (which was increased to $6.6 million pursuant to a First Modification Agreement executed on September 15, 2014). The proceeds of borrowings under the Facility may be used for the payment of a portion of the purchase price for the acquisition of Hamilton; the refinance of outstanding debt under Borrower’s prior accounts receivable facility; working capital needs of us and our subsidiaries; funding of the debt service reserve account and payment of all costs and expenses arising in connection with the negotiation of the Credit Agreement and related documents. On the closing date, the Borrower received proceeds of $12 million under the Credit Agreement and approximately $4.65 million under the Purchase Agreement.  We utilized $9 million to pay a portion of the purchase price for the Hamilton acquisition, approximately $4.75 million to pay off the Borrower’s prior accounts receivable facility, $450,000 in commitment fees, $675,000 to fund Borrower’s debt service reserve account and approximately $190,000 in other expenses related to the Facility.  Borrower retained approximately $1.585 million for working capital.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to Wall Street Journal (“WSJ”) prime plus a spread that ranges from 5.50% to 8.25% per annum depending on the Borrower’s first lien leverage ratio (provided that at no time shall the WSJ prime be less than 4%). The Term Loan, as amended, requires monthly interest payments, quarterly principal payments of $300,000 and a balloon payment on the August 12, 2017 maturity date.  The Term Loan may be increased by up to an additional $10 million upon request and agreement by the Lenders, but is not a committed amount under the facility.

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

Both the Credit Agreement and the Purchase Agreement require the Borrower to maintain a fixed charge coverage ratio of not less than 1.2:1.0, a first lien leverage ratio of ranging from 3.0:1.0 during 2014 to 2.75:1.0 -2.25:1.0 during 2015 to 2.0:1.0 beginning in 2016, a EBITDA to Interest Expense ratio ranging from 2.75:1.0 during 2014, 3.75:1.0  during 2015 to 4.75:1.0 beginning in 2016 and a tangible net worth of not less than $1 million for each quarter beginning December 31, 2014.  The Borrower is also required to maintain a debt service reserve account sufficient to pay all debt and interest expense due in the next fiscal quarter. The restrictive covenants include customary restrictions on the Company's ability to incur additional debt; make investments; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments (although the Borrower is allowed to make dividend payments so long as no event of default will result from such payment or in shares of the our stock. In addition, the Credit Agreement contains customary representations and warranties, affirmative covenants and events of default.

The Facility is secured by all of the Borrower’s assets as well as a pledge of our equity in each of our wholly-owned subsidiaries.  We paid a cash structuring fee of $450,000 to the Lenders and also issued a 4-year warrant to purchase 2.5 million shares of the Company’s common stock with an exercise price $1.00 per share in connection with the Facility.

Our Strengths

We believe that the following strengths provide us with competitive advantages:

Focus on Critical Oilfield Services. We have a strategic commitment to three key areas of the oilfield services market; Water, Safety and Power. We have a full suite of frac water services ranging from water sourcing, above-ground storage tanks, water transfer to frac site, flow back services post-frac, recycling,  reclamation evaporation services, and bacteria testing, monitoring and destruction services which provide turn-key solutions for our customers. We believe these services are critical for current industry practice of horizontal drilling and its related hydraulic fracturing.

Established Position in Core Oilfield Markets.   We have an established presence and believe we are well positioned in active oilfield markets including the Permian Basin, Delaware Basin, Eagle Ford Shale, Eaglebine, Granite Wash, Woodford and Mississippian Lime.

Innovative Green Technology. We have brought, via licensing and strategic arrangements, innovative approaches to frac water management including on-site high volume recycling performed usually cheaper than the alternative of trucking and disposal. We offer on-site evaporation services to oilfield operators where large volumes of water in open pits can be rapidly evaporated in lieu of trucking and disposal of waste water, reducing expenses for operators.

Expertise in Industry.  Our management team has significant experience in the markets in which they serve. Our Chief Executive Officer has served as an executive officer since 2002 and has developed expertise in the energy services industry from operating an oilfield machining and manufacturing operation from 2002 through 2008 and an oilfield valve product line company from 2005 through May 2011. Our AES President is a third generation oilfield executive, degreed petroleum engineer, and trained frac engineer who is an expert in hydro-fracing and its water transfer needs.  We believe this expertise will allow us to develop new service lines and products efficiently and effectively.

Substantial Relationships.  Our management team has substantial ties to the energy community resulting from their previous positions in water transfer companies, portable power, safety consulting and oilfield services companies. We believe these relationships will enhance our ability to secure customers, hire experienced sought-after employees and identify new opportunities.

Superior Service.  We believe in superior service which in the oilfield means 24/7 response in our operating divisions, building a level of trust with our customers by responding timely to any concerns.

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

Intellectual Property

We do not presently own any material property in the form of patents. There are no patents held by third parties. During 2014, we acquired a license granting exclusive use of our frac water recycling technology and the associated water treatment system.

We intend to continue developing or licensing new technologies through our ongoing product development efforts or negotiations with technology inventors. If there is an invention, the Company would pursue intellectual property applications and patents. However, there can be no assurances of any future property developments.

Employees

We currently employ 90 persons and also extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas 77024.  Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.  The information on, or that may be, accessed from our website is not part of this Annual Report.

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

Risks Related to Our Business

We may be unable to continue as a going concern

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2014 and 2013 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern.  We have incurred recurring losses from operations in 2014 and 2013, respectively and, we have negative working capital as of December 31, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

Most of our operating subsidiaries are early stage companies with no significant operating history.

Our wholly owned subsidiaries, Apache Energy Services and Aqua Handling of Texas are early stage companies, both formed in 2012 and have not had long term operations. Their primary business purpose is to manage the logistics and transportation associated with water used during the hydraulic fracturing process. Our Sage Power Solutions, Inc. f/k/a KMHVC, Inc., (dba South Texas Power) subsidiary launched its oilfield power business in December 2012.  As early stage companies, the prospects for our operating subsidiaries are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

Our success is largely dependent on the skills, experience and efforts of our people.  We currently depend on the continued services and performance of the key members of our management team, including Matthew Flemming, our Chief Executive Officer, Acie Palmer, our Chief Financial Officer and Brent Mulliniks, President of our AES Water Solutions subsidiary. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business if we are unable to replace them.

We may not be able to successfully integrate Hamilton into HII Technologies and achieve the benefits expected to result from the acquisition.

The Hamilton Acquisition will present challenges to management, including the integration of the operations, and personnel of HII Technologies and Hamilton, and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that we will successfully integrate or profitably manage Hamilton’s businesses.  Even if we are able to integrate and profitably manage Hamilton’s businesses, we cannot assure you that, following the transaction, our business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

We have substantial indebtedness outstanding, and our operations are significantly leveraged.  If we were unable to service our debt, our business would be adversely affected.

In order to finance our operations we have incurred substantial indebtedness, including the debt with Heartland Bank which consists of a line of credit and term loan.  As of the date hereof, we owed total indebtedness of approximately $11.7 million to Heartland Bank, our senior lender. Additionally, we owe approximately $745,000 from other indebtedness owed to the former members of Apache Energy Services LLC and Aqua Handling of Texas, LLC under notes payable in connection with the acquisition of each company. Although our cash flows from operations are currently sufficient to service our debt obligations, we may not be able to continue to service our debt in the future.  If we were unable to service our debt in the future and fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements.  If we default on our loan obligations with Heartland Bank, Heartland Bank could exercise its rights and remedies under the loan agreement, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

The line of credit and term loan with Heartland Bank contains numerous restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the line of credit and term loan from Heartland Bank, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities.  The Heartland Credit Facility also requires us to meet certain financial ratios and tests and requires us to obtain consent from Heartland Bank in order to change our senior management. We were not in compliance with certain financial covenants (fixed charge coverage ratio, tangible net worth and first lien leverage ratio) at December 31, 2014 and we have reason to believe that we may not be in compliance with the fixed charge coverage ratio and the tangible net worth covenant for the period ended March 31, 2015.  As of the date hereof, we have not received any notice of acceleration from Heartland Bank.  In addition, we are in active discussions with Heartland Bank for a waiver of such non-compliance for these periods and for certain technical defaults. There can be no assurance that Heartland Bank will grant a waiver for such non-compliance for the period and events listed above and even if such waiver is granted that we will be in compliance with the financial covenants imposed by Heartland Bank in future periods or that Heartland Bank will issue a waiver for any future periods in which we are not in compliance with these covenants. Any failure to comply with the covenants included in the Heartland Bank loan agreements could result in an event of default, which could trigger an acceleration of the related debt.  If we were unable to repay the debt upon any such acceleration, Heartland Bank could seek to foreclose on our assets in an effort to seek repayment under the loans.  If Heartland Bank were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

The interest rate on a significant portion of our indebtedness varies with the market rate of interest.  An increase in the interest rate could have a material adverse effect on our results of operations.

The interest on the line of credit and term loan from Heartland Bank is payable monthly and is at a  rate per annum equal to WSJ prime plus a spread that ranges from 5.50% to 8.25% per annum depending on the Borrower’s first lien leverage ratio (provided that at no time shall the WSJ prime be less than 4%). The interest under the Heartland Credit Facility will fluctuate over time, and if the WSJ rate and/or our first lien ratio significantly increase, our interest expense will increase.  This could have a material adverse effect on our results of operations.

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

Our business strategy includes growth through the acquisitions of other businesses in the areas of water treatment, Power and Safety.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified.  There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefits, such as administrative or operational synergy or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital.  The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.

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

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our offices and disrupt our ability to deliver our services. Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

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

Our customers consist primarily of major and independent oil and natural gas companies. During fiscal year 2014, one of our customers accounted for more than 25% of our total gross revenues. No other customers exceeded 10% of revenues during 2014. During fiscal year 2013, two of our customers collectively accounted for more than 50% of our total gross revenues, with one customer accounting for 39% and another accounting for approximately 11%. No other customers exceeded 10% of revenues during 2013. These customers do not have any ongoing commitment to purchase our services.  While additional customers have been sourced since December 31, 2013, significant customer concentration still exists.  The loss of or a sustained decrease in demand by this customer could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.

Demand for our water transfer services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our water transfer services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and cash flows.

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

Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress or at the state level. Scrutiny of hydraulic fracturing activities continues in other ways, with the U.S. Environmental Protection Agency, or the EPA, having commenced a study of the potential environmental impacts of hydraulic fracturing. In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

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

In most states, our customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and we may be required to procure permits for construction and operation of our disposal wells and pipelines. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the location where our or our customers’ activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Delays or restrictions in obtaining salt water disposal well permits could adversely impact our growth, which is dependent in part on new disposal capacity.

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

Our operations are subject to inherent risks, some of which are beyond our control. These risks may not be fully covered under our insurance policies.

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

As of December 31, 2014, we had approximately $35.3 million of federal and state NOL carry-forwards. It is possible that the issuance of equity in connection with recent acquisitions and additional acquisitions (if any) occurring during the testing period as well as issuances to employees and consultants within the testing period, could result in an ownership change. Even if the issuances related to acquisitions and employees/consultants do not result in an ownership change, such equity issuances would significantly increase the likelihood that there would be an  ownership change in the future (which ownership change could occur as a result of transactions involving our stock that are outside of our control).

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

Our common stock is traded on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three months preceding filing of this report, the average daily trading volume of our common stock was approximately 81,908 shares.  As of April 15, 2015, we had 374 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Your investment may be significantly diluted by the conversion of our Series A Preferred Stock, or exercise of presently outstanding options and warrants.

A substantial number of shares of our common stock are, or could, upon conversion of our Series A Preferred Stock, or upon exercise of options or warrants, become eligible for sale in the public market as described below. Sales of substantial amounts of our shares of common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of April 15, 2015, 4,128,572 shares of our common stock were reserved for issuance upon conversion of the remaining 2,890 outstanding shares of Series A Preferred Stock.  In addition, we have granted options and warrants to purchase an aggregate of 9,731,000 shares of our common stock to various persons and entities, of which options and warrants to purchase up to 7,926,269 shares of our common stock are currently exercisable.  The exercise prices on these options and warrants range from $0.055 per share to $1.00 per share.  If issued, the shares underlying our Series A Preferred Stock and options and warrants would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders.

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

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas 77024.  The lease has an initial monthly lease rate of $5,535.35 plus monthly common area maintenance (CAM) fees of $2,965.10 (estimated).  Beginning September 2016, the monthly lease rate increases to $5,907.85 and the monthly CAM fees are estimated to remain at $2,965.10 (with actual costs to be reconciled at the end of each year). Sage Power Solutions and AquaTex maintain a facility in South Texas near Tuletta, Texas for $3,500 per month on a one year lease expiring in January 2015 with a month to month agreement after this date. AES Water Solutions maintains several storage yards and facilities in Oklahoma and Texas for a total of approximately $3,500 per month on a month-to-month basis. AES Safety Solutions has a lease in Ohio for $1,295 per month and one in South Texas for $2,500 per month, each on a month to month basis. Hamilton Investment Group leases two storage yards in Oklahoma under 3-year leases ending on August 2017 for a total of $6,000 per month.  Hamilton Investment Group also leases office space in Guthrie, Oklahoma under a lease ending February 2016 at a rate of $850 per month. Management believes the relationships with all of its landlords are good.

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

2015 (OTC Markets)	High Bid	Low Bid
First quarter	$0.58	$0.33
2014 (OTC Markets)	High Bid	Low Bid
First quarter	$0.85	$0.42
Second quarter	0.76	0.53
Third quarter	0.93	0.55
Fourth quarter	1.10	0.76
2013 (OTC Markets)	High Bid	Low Bid
First quarter	$0.21	$0.10
Second quarter	0.29	0.15
Third quarter	0.32	0.24
Fourth quarter	0.62	0.28

As of April 15, 2015, there were 57,232,436 shares of common stock outstanding, which were held by approximately 374 record stockholders.  This does not include an indeterminate number of beneficial shareholders whose shares are held by brokers in street name.  In addition, as of the date of this annual report, we have reserved 4,128,572 shares of our common stock for issuance upon conversion of the remaining 2,890 outstanding shares of Series A Preferred Stock, 3,953,000 shares of common stock for issuance upon exercise of outstanding options under our Stock Incentive Plans, and 5,378,000 shares of common stock for issuance upon exercise of outstanding warrants.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.

On December 9, 2014 we issued 95,456 shares of our common stock to Acie Palmer, our chief financial officer for his $50,000 cash investment.  The proceeds were used for working capital and general corporate purposes.  The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

2.

From December 8, 2014 through March 20, 2015, we issued 1,585,717 shares of our common stock upon conversion of 1,110 shares of our series A preferred stock.  We did not receive any proceeds upon issuance of these shares.  The issuances were exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

3.

On February 18, 2015, we issued 359,153 shares of our common stock upon exercise of outstanding warrants. The warrant was issued to purchase 400,000 shares and was exercised in full on a cashless basis and accordingly 40,847 shares withheld by us at the market price of $0.5386 per share less the exercise price of $0.055 per share to fund the exercise price.  We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Name	Doing Business As (dba):	Business
Apache Energy Services, LLC	AES Water Solutions	Frac Water Management Solutions

	AES Safety Services	Oilfield Safety Services

Aqua Handling of Texas, LLC	AquaTex	Frac Water Management Solutions

Hamilton Investment Group	Hamilton Water Transfer	Frac Water Management Solutions

Sage Power Solutions, Inc.	Sage Power, South Texas Power, STP	Oilfield Power Management Solutions

The Company’s total frac water management services division does business as AES Water Solutions, AquaTex and Hamilton Investment Group, and provides total frac water management solutions associated with the needed millions of gallons of water typically used during hydraulic fracturing and completions of horizontally drilled oil and gas wells.  AES Safety Services is the Company’s oilfield safety consultancy providing experienced trained safety personnel such as contract safety engineers during oilfield operation from site preparation “rigging up” to drilling and completion for E&P customers. AES Safety Services provides the flexibility as outsourced safety consultants, training and inspection to its customers to move quickly in key locations.  The Company’s oilfield mobile power subsidiary, Sage Power Solutions,  does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power rental where remote locations provide little or no existing electrical infrastructure.

We currently employ 90 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas, 77024.  Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com. The information on, or that may be, accessed from our website is not part of this annual report.

Business Development – HII Technologies, Inc.

Organization

In 2002, we were incorporated in Delaware under the name “Excalibur Industries, Inc.” In October 2005, we changed our name from “Excalibur Industries, Inc.” to “Shumate Industries, Inc.” in connection with a restructuring that divested Excalibur industrial businesses and focused on Shumate’s oilfield machining business.  In February 2009, we changed our name from “Shumate Industries, Inc.” to “Hemiwedge Industries, Inc.” to emphasize and focus on our valve product technology after the October

2008 sale of assets related to our contract machining business. On August 31, 2011, we changed our name to “HII Technologies, Inc.”, which name change was required in connection with the May 2011 sale of our Hemiwedge valve product technology, trademarks and other assets.  HII Technologies’ business focuses on the activity of domestic shale horizontal drilling audits hydraulic fracturing and the needed essential services such as frac water management.

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

Launch of our Mobile Oilfield Power Business

In December 2012, we launched our mobile oilfield power solutions and services business, which is being conducted through our wholly-owned subsidiary, Sage Power Solutions, Inc. f/k/a KMHVC, Inc. dba South Texas Power, or STP.

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

Acquisition of Hamilton Investment Group (Hamilton Water Transfer)

On August 12, 2014, we consummated the acquisition (the “Acquisition”) of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton Water Transfer” or “Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the registrant, Hamilton and the stockholders of Hamilton (the “Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000; and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock ($2,300,000 value based on the trailing 20-day average of the registrant’s common stock).   In addition, there exists a working capital adjustment provision whereby we are required pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital at closing is less than the Working Capital Target, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing   The purchase agreement contains 2-year non-compete/non-solicitation provisions for William M. Hamilton and Sharon K. Hamilton, the former Hamilton stockholders.

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues. Our revenues increased by $20,858,297, or approximately 143% to $35,409,992 for the year ended December 31, 2014 from $14,551,695 for the year ended December 31, 2013.  This increase was primarily attributable to the acquisition of Hamilton on August 12, 2014, which provided $4.4 million in additional revenues in 2014 as well as continued growth within our water division from AES Water Solutions and AquaTex (acquired in November 2013) frac water management services, which provided $10.5 million in additional revenues in 2014 from 2013.  Additionally, increased revenues came from the continued organic growth of AES Safety Services, including its new spill remediation service line, resulting in $4.2 million of increased revenues during 2014 from 2013 and the organic growth of Sage Power’s generator rental fleet business in mobile oilfield power resulting in $1.8 million in increased revenues in 2014 from 2013. All three divisions of Water, Safety and Power benefitted from the continued activity levels of horizontal drilling and its related hydraulic fracing in the domestic U.S.

Cost of Revenues. Cost of revenues increased by $14,686,095 or approximately 137%, to $25,421,159 for the year ended December 31, 2014, or 72% of revenues, compared to cost of revenues of $10,735,064, or 74% of revenues for the year ended December 31, 2013.  The cost of revenues during the year ended December 31, 2014 were primarily the result of contract labor of $10,103,674, frac water pipe and pump rental of $3,044,456, direct costs associated with the spill remediation line of $1,586,008, equipment and truck rental of $4,177,950 and related fuel costs of $3,270,541.  The decrease in cost of revenues as a percentage of sales was the result of the additional revenues of AquaTex, subsidiary which was acquired in November 2013, Hamilton, subsidiary which was acquired in August 2014, lower equipment rental costs, as well as higher revenues covering more fixed costs within cost of revenues particularly in the newer Safety and Power divisions. The Company currently anticipates a lower cost of sales as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from the anticipated commencement of new technology related services and their higher margins. The cost of revenues during the year ended December 31, 2013 were primarily the result of contract labor of $5,349,002, frac water pipe and pump rental of $1,906,181, equipment and truck rental of $1,404,520 and related fuel costs of $1,393,404.

Selling, general, and administrative. Selling, general and administrative expenses increased by

$6,092,257, or approximately 144%, to $10,325,631, or approximately 29% of revenues, for the year ended December 31, 2014, as compared to $4,233,374 or approximately 29% of revenues for the comparable period in 2013. The increase was primarily attributable to newly added employee compensation expense, consulting fees, the cost of public reporting and holding company expenses, as well as the testing and development costs related to water recycling technologies during 2014. The Company currently anticipates lower selling, general and administrative expenses as a percentage of sales in the next fiscal year from continued increases in revenues covering a higher percentage of fixed costs, reduced testing and development costs related to water recycling technologies, and decreasing growth in expenses for personnel.

Impairment loss.  We had impairment loss of $2,344,420 for the year ended December 31, 2014, which is attributable to the full impairment at year-end of the intangible customer relationship assets acquired with the acquisitions of AquaTex and Hamilton.  We had no impairment loss in the year ended December 31, 2013.

Acquisition expenses. We had acquisition expenses of $175,945 for the year ended December 31, 2014, which expenses are attributable to our acquisition of Hamilton in August 2014. We had acquisition expenses of approximately $17,000 in the year ended December 31, 2013, which expenses are attributable to our acquisition of AquaTex in November 2013.

Interest expense. Interest expense increased by $4,345,282, or approximately 1,088% to $4,744,776 in the year ended December 31, 2014, from $399,494 for the comparable period in 2013.  The increase was attributable to the interest accrued on the accounts receivable financing facility, the senior term loan credit facility and amortization of related deferred finance costs and non-cash debt discount, interest expense associated with promissory notes we issued in our September 2012 and October 2013 financings, as well as accrued interest on the Seller notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net loss. Our net loss increased by $1,196,919, or approximately 100% to $2,395,053 for the year ended December 31, 2014 from a net loss of $1,198,134 for the comparable period in 2013. The net loss for the year ended December 31, 2014 included the tax benefit related to the reduction of the valuation allowance on the deferred tax asset of $5,639,233, depreciation and amortization charges of $4,309,827, non-cash charges in connection with the issuance of share-based awards of $133,000, the amortization of non-cash debt discount costs of $1,634,929 and the amortization of deferred financing costs of $1,031,229.  In addition, the Company incurred $181,002 in expenses from the testing and development costs related to water recycling technologies. The net loss during the year ended December 31, 2013 was primarily attributable to our net loss from operations of $578,986 which included bad debt expense of $162,243, charges in connection with the issuance of share-based awards of $357,937 and the amortization of note payable discount and deferred finance costs of $143,467 combined.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, other loans, and issuance of equity securities.  We had cash of $1, 330,507, restricted cash of $1,666,652 and a working capital deficit of $14,757,082 as of December 31, 2014 as compared to cash of $866,035 and a working capital deficit of $2,578,883 as of December 31, 2013.

Net cash used in operating activities for the year ended December 31, 2014 was $4,324,271 resulting primarily from our net loss of $2,395,053 and increases in accounts payable-related parties of $25,000 and accrued expenses of $1,366,668 and adjustments in non-cash items including $133,000 in non-cash stock for services, $1,965,407 in depreciation and amortization, impairment loss of $2,344,420, $1,634,929 in amortization of debt discount, $236,085 in amortization of stock based compensation, and $1,031,229 in amortization of deferred finance costs, which amounts were offset by increases in accounts receivable of $4,722,228 and prepaid expenses and other assets of $281,530, decrease in accounts payable of $186,137, the $44,312 in gain on asset disposal, and $5,639,233 in tax benefits for release of deferred tax asset allowance. By comparison, net cash used in operating activities for the year ended December 31, 2013 was $89,152 resulting primarily from our net loss of $1,198,134 and increases in accounts receivable of $2,265,326, prepaid expenses of $20,410, deposits of $33,960 and accounts payable – related parties of $225,248, which amounts were offset by an increase in accounts payable of $2,487,242 and adjustments in non-cash items including $357,937 in non-cash stock for services, $117,059 in amortization of debt discount, $162,243 in bad debt expense, $131,069 in depreciation, $26,408 in amortization of deferred financing costs, $96,297 of loss on extinguishment of liability $55,154 of warrants issued in extension of a secured note, and $8,851 of loss on asset sale.

Net cash provided by investing activities for the year ended December 31, 2014 was $658,928 resulting primarily from our acquisition of assets and equipment of $3,248,161, offset by cash received from the acquisition of Hamilton of $2,797,327 and proceeds received from the sale of property and equipment of $1,109,762. By comparison, net cash used in investing activities for the year ended December 31, 2013 was $1,893,410 resulting primarily from $1,957,683 related to our acquisition of assets which was offset by $64,273 in cash received from our sale of property and equipment.

Our net cash provided by financing activities was $4,129,815 for the year ended December 31, 2014. This consisted of $3,757,300 in net proceeds from the sale of preferred shares, $1,755,685 in proceeds from the issuance of notes, $2,073,325 in net proceeds from our revolving line of credit, $484,655 in net proceeds from secured borrowings, $50,000 in proceeds from common shares sold for cash, and $87,500 in proceeds from the exercise of warrants, which amounts were offset by payments on notes payable of $1,559,474, payments on capital lease obligations of $1,209,250, $1,208,584 in payments for deferred financing costs, and dividends paid on our preferred shares of $101,342. Our net cash provided by financing activities was $2,469,261 in the year ended December 31, 2013. This consisted of $850,000 in proceeds from the issuance of notes, $2,117,192 in proceeds from our line of credit, $50,000 in proceeds from warrant exercise, $109,775 in proceeds from our sale-leaseback transaction and $63,000 in related party advances which amounts were offset by payments on notes payable of $670,008, $20,000 in repayments on related party advances and $30,698 in payments for deferred financing costs.

The net increase in cash for the year ended December 31, 2014 was $464,472 as compared to a net increase in cash of $486,699 for the year ended December 31, 2013.

Future maturities of debt and required payments under capital and operating leases as of December 31, 2014 are as follows:

	Debt	Capital Leases	Operating Leases
2015	$ 3,204,034	$ 2,441,542	$ 3,751,512
2016	2,583,432	1,687,699	2,692,735
2017	10,124,710	1,044,927	1,585,859
2018	-	-	292,098
2019	-	-	73,175

Totals	$ 15,912,176	$ 5,174,168	$ 8,395,379

Credit Facilities

Accounts Receivable Financing Facility

On June 26, 2013, our wholly-owned subsidiaries, Sage Power Solutions, Inc. f/k/a KMHVC, Inc. and Apache Energy Services, LLC (the “Borrower”) entered into a $2 million revolving accounts receivable financing facility with Rosenthal & Rosenthal. The financing facility provides for the Borrower to have access to the lesser of (i) $2 million or (ii) 85% of Net Amount of Eligible Receivables (as defined in the financing agreement). The financing facility is paid for by the assignment of the Borrower’s accounts receivable to Rosenthal and is secured by the Borrower’s assets. The financing facility has an interest rate of 4.00% in excess of the prime rate reported by the Wall Street Journal per annum.  In addition, the Borrower paid Rosenthal a facility fee of $30,000 on the closing and an annual fee of $20,000 and a monthly administration fee of $1,000 as well as monthly additional charges of not less than $2,000. The financing facility is for an initial term of two-years and will renew on a year to year basis, unless terminated in accordance with the financing agreement.  If the facility is terminated prior to the first anniversary, Borrower is obligated to pay Rosenthal a fee equal to 2% of the maximum facility amount and if terminated after the first anniversary and prior to the second anniversary then Borrower shall pay a fee equal to 1% of the maximum facility amount. We guaranteed repayment of the line of credit, which guaranty is secured by our assets.  On November 20, 2013, our wholly-owned subsidiary, Aqua Handling of Texas, LLC (dba AquaTex) entered into an Assumption Agreement Rosenthal & Rosenthal, Inc. under which AquaTex became an additional borrower under the financing facility with Rosenthal.  In connection with AquaTex becoming an additional borrower under the facility, the Lender increased the maximum amount available under the facility to $3 million.  In January 2014, the Lender increased the maximum amount available under the facility to $4 million.  In April 2014, the Lender increased the maximum amount available under the facility to $5 million.   The Company is required to maintain at the end of each fiscal quarter a tangible net worth of not less than negative $1 million and working capital of not less than $4.5 million.   On August 12, 2014, in connection with the consummation of the Heartland Bank Credit Facility, we terminated this financing facility and paid approximately $4.75 million in repayment of all amounts due thereunder with proceeds received under the Heartland Bank Credit Facility.

Heartland Bank Credit Facility

On August 12, 2014, HII Technologies, Inc. (the "Company") and its wholly-owned subsidiaries (collectively, the “Borrower”) entered a senior secured credit facility (the “Facility”) with Heartland Bank as Agent consisting of (i) a credit agreement (the "Credit Agreement") with Heartland Bank for a 3-year $12 million term loan (the “Term Loan”) and (ii) an account purchase agreement (the “Purchase Agreement”) with Heartland Bank, as agent for the purchase and sale of approved receivables of Borrower in amounts not to exceed $6 million, which amount was increased to $6.6 million pursuant to a first modification agreement executed on September 15, 2014. The proceeds of borrowings under the Facility may be used for the payment of a portion of the purchase price for the acquisition of Hamilton Investment Group (“Hamilton”); the refinance of outstanding debt under Borrower’s prior accounts receivable facility; working capital needs of the Company and its subsidiaries; funding of the debt service reserve account and payment of all costs and expenses arising in connection with the negotiation of the Credit Agreement and related documents. On the closing date, the Borrower received proceeds of $12 million under the Credit Agreement and approximately $4.65 million under the Purchase Agreement.  The Company utilized $9 million to pay a portion of the purchase price for the Hamilton acquisition, approximately $4.75 million to pay off the Borrower’s prior accounts receivable facility, $450,000 in commitment fees, $675,000 to fund Borrower’s debt service reserve account and approximately $190,000 in other expenses related to the Facility.  Borrower retained approximately $1.585 million for working capital.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to WSJ prime plus a spread that ranges from 5.50% to 8.25% per annum depending on the Borrower’s first lien leverage ratio (provided that at no time shall the WSJ prime be less than 4%). The Term Loan, as amended, requires monthly interest payments, quarterly principal payments of $300,000 and a balloon payment on the August 12, 2017 maturity date.  The Term Loan contains an accordion feature, whereby the borrowings may be increased by up to an additional $10 million upon request and agreement by the Lenders, but is not a committed amount under the facility.

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

We were not in compliance with certain financial covenants (fixed charge coverage ratio, tangible net worth and first lien leverage ratio) at December 31, 2014.  The table below forth the financial covenants, we are required to maintain under our agreements with Heartland Bank and our compliance with such covenants at December 31, 2014:

	Required	Actual at 12/31/2014
Fixed Charge Coverage Ratio (greater than)	1.20	1.07
Tangible Net Worth (less than)	$1,000,000	($1,642,339)
Capital Expenditures (less than)	$100,000	$65,000
First Lien Leverage Ratio (less than)	3	3.32
Ratio of EBITDA to Interest Expense (greater than)	2.75	3.31
Debt Service Reserve Account	675,000	675,000

We also have reason to believe that we may not be in compliance with the fixed charge coverage ratio and the tangible net worth covenant for the period ended March 31, 2015.  In addition, we have certain other technical defaults under its agreements with Heartland Bank.  As of the date hereof, we have not received any notice of acceleration from Heartland Bank.  In addition, we are in active discussions with Heartland Bank for a waiver of such non-compliance for these period as well as the technical defaults. There can be no assurance that Heartland Bank will grant a waiver for the periods and events referred to above and even if such waiver is grants that we will be in compliance with these covenants in future periods or that Heartland will issue a waiver for any future periods in which we are not in compliance with these covenants.  Any failure to comply with the financial covenants under the Heartland Bank agreements could result in the acceleration of all amounts due to Heartland Bank under the line of credit and term loan.

Capital Lease Facilities

On June 30, 2014, we entered into a capital lease agreement with BCL-Equipment Leasing, LLC (“BCL”) under which we leased equipment with a capitalized cost of $3,244,976. The lease term is for 24 months, with an automatic 12 month extension if the purchase option is not elected at the end of year 2.  The purchase price is for the greater of fair market value or 20% of the total capitalized cost.  The monthly payments under the lease are $150,769 and we paid a security deposit of $657,243 and an origination fee of $32,347.   The equipment under the lease consisted of lay flat hose which will be used in our frac water transfer service related activities.

On July 10, 2014, we entered into a capital lease agreement with Nations Fund I, LLC (“NEF”) under which we leased equipment with a value of $1,908,542.  The lease requires 36 monthly payments during such term of $52,485 per month and a purchase at the end of term of $572,563.  The lease contains a purchase option at the end of the initial 36 month term, granting the Company the right to purchase all equipment covered under the lease for its fair market value. If the Company does not elect to exercise the purchase option, it may elect to exercise the renewal option for a negotiated renewal term at a periodic rent equal to the fair market rental value of the equipment, as determined at the time of renewal. The equipment under the leases consisted of flowback equipment, evaporation units, and generators which will be used in our flowback, evaporation, and portable power service revenue activities.

Series A Preferred Stock Financing

From June 21, 2014 through July 8, 2014, we sold 4,000 units (“Series A Units”) to 22 accredited investors at a price of $1,000 per Series A Unit for total gross proceeds of $4,000,000.  Each Series A Unit consisted of (i) 1 share of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into a number of shares of common stock equal to the quotient of 1,000 divided by the conversion price then in effect, which is currently $0.70 (the “Series A Conversion Shares”), and (ii) common stock purchase warrants (“Series A Warrants”) to purchase five-hundred fifty (500) shares of Common Stock with an exercise price of $1.00 per whole share exercisable for 3 years after issuance (the “Series A Warrant Shares”).  The Series A Conversion Shares and the Series A Warrant Shares contain standard piggy back registration rights.   We used $242,700 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers. In addition, approximately $500,000 was used to repay outstanding indebtedness under 10% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities.

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

On February 27, 2014, our wholly-owned subsidiary Sage Power Solutions, Inc. f/k/a KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  Sage Power Solutions financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $122,579.   To secure payment under this conditional sales contract, Sage

Power Solutions granted a purchase money security interest in the equipment sold. The conditional sales contract  is payable in twelve equal monthly installments of $10,215 beginning on March 27, 2014, the last of which is due on February 27, 2015.

On April 18, 2014, our wholly-owned subsidiary Sage Power Solutions f/k/a KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  Sage Power Solutions financed $63,006 of the purchase price and agreed to pay an additional $2,935 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $65,941.   To secure payment under this conditional sales contract, Sage Power Solutions granted a purchase money security interest in the equipment sold. The conditional sales contract bears 8.50% interest and is payable in twelve equal monthly installments of $5,495 beginning on May 18, 2014, the last of which is due on April 18, 2015.

On April 22, 2014, our wholly-owned subsidiary AES Water Solutions issued a 17% secured promissory note in the amount of $88,900 to Texas Mutual Insurance Company. This note was issued as consideration for workers’ compensation insurance premiums and is not secured. The note bears 17% interest and is payable in six equal monthly installments of $15,342 beginning on May 1, 2014, the last of which was due on October 1, 2014. This note was paid in full on October 1, 2014.

On May 19, 2014, our wholly-owned subsidiary Sage Power Solutions f/k/a KMHVC entered into a Security Agreement-Conditional Sales Contract with a third party equipment seller for the purchase of equipment.  Sage Power Solutions financed $48,906 of the purchase price and agreed to pay an additional $2,278 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the conditional sales contract of $51,184.   To secure payment under this conditional sales contract, Sage Power Solutions granted a purchase money security interest in the equipment sold. The conditional sales contract is payable in twelve equal monthly installments of $4,265 beginning on June 19, 2014, the last of which is due on May 19, 2015.

Convertible Debenture 2013

From October 31, 2013 through November 30, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $1,000,000 to ten accredited investors.  We received cash proceeds of $850,000 from the issuance of these notes and $150,000 of these notes were issued in consideration of an investor’s cancellation of an existing promissory note dated December 17, 2012 in the principal amount of $150,000.  The notes have 2 year term.  The notes are convertible into our common stock at a fixed conversion price of $0.50 per share. The proceeds were used to fund the cash consideration for our acquisition of Aqua Handling of Texas, LLC and for working capital and general corporate purposes.  We relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the convertible notes. All outstanding principal and accrued interest under these notes were converted into shares of our common stock on October 31, 2014.

Liquidity and Capital Requirements – HII Technologies, Inc.

As of the date of this report, we believe that we will be able to fund our operations for the next 12 months by a combination of the continuing operations of our three divisions and our Purchase Agreement with Heartland Bank for the sale of our accounts receivables.

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

Item 8.  FINANCIAL STATEMENTS – HII TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HII Technologies, Inc.

Houston, TX

We have audited the accompanying consolidated balance sheets of HII Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HII Technologies, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 1,330,507	$ 866,035
Restricted cash	1,666,652	-
Accounts receivable, net of allowance of $291,672 and $79,116	10,529,742	3,708,012
Note receivable	290,000	294,755
Current portion of deferred financing costs	50,850	33,541
Prepaid expense and other current assets	168,916	111,147
Total current assets	14,036,667	5,013,490

Property and equipment, net of accumulated depreciation of $1,100,274 and $133,081	8,909,483	2,076,512
Assets under capital lease, net	4,673,166	-
Deposits	257,723	33,960
Deferred financing costs, net of current portion	60,103	19,949
Intangible assets, net of accumulated amortization and impairment of $2,642,454 and $0	334,546	227,000
Deferred tax asset	5,639,233	-
Goodwill	4,675,820	2,852,107
Total assets	$ 38,586,741	$ 10,223,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,357,868	$ 3,421,153
Accounts payable and other liabilities, related parties	2,611,871	158,000
Accrued expenses and other liabilities	1,692,121	703,302
Line of credit	-	2,678,992
Secured borrowings	6,131,917	-
Current portion of capital lease obligation	1,637,296	-
Current portion of notes payable - related parties	515,000	545,926
Current portion of secured notes payable	11,847,676	85,000
Total current liabilities	28,793,749	7,592,373

Long term liabilities:
Capital lease obligation, net of current portion	2,306,972	-
Notes payable – unsecured	-	1,000,000
Notes payable - secured, net of current portion	73,856	158,855
Notes payable - related parties net of current portion	70,958	585,958
Total liabilities	31,245,535	9,337,186

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
Series A Convertible Preferred stock, $1,000 stated value, 4,000 shares
authorized, 3,750 and 0 shares issued and outstanding	2,848,093	-
Common stock, $.001 par value, 250,000,000 shares authorized,
55,644,711 and 48,424,712 shares issued and outstanding	55,644	48,424
Additional paid-in-capital	34,217,479	28,121,023
Accumulated deficit	(28,780,010)	(27,283,615)
Total stockholders' equity	7,341,206	885,832
Total liabilities and stockholders' equity	$ 38,586,741	$ 10,223,018

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013

	2014	2013

REVENUES	$ 35,409,992	$ 14,551,695

COST OF REVENUES	25,421,159	10,735,064

GROSS PROFIT	9,988,833	3,816,631

OPERATING EXPENSES:
Selling, general and administrative	10,325,631	4,233,374
Impairment loss	2,344,420	-
Bad debt expense	196,421	162,243

Total operating expenses	12,866,472	4,395,617

LOSS FROM OPERATIONS	(2,877,639)	(578,986)

OTHER INCOME (EXPENSE)
Loss on debt conversion	(11,063)	-
Loss on extinguishment of liability	-	(96,297)
Acquisition expenses	(175,945)	(17,000)
Interest expense, net	(4,744,776)	(399,494)

NET LOSS BEFORE INCOME TAXES	(7,809,423)	(1,091,777)

(PROVISION) BENEFIT FOR INCOME TAXES
Deferred	5,639,233	-
Current	(224,863)	(106,357)

NET LOSS	$ (2,395,053)	$ (1,198,134)

DEEMED DIVIDEND	(720,424)	-

CUMULATIVE DIVIDEND	(205,078)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (3,320,555)	$ (1,198,134)

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic net income (loss) per share	$ (0.07)	$ (0.03)

Weighted average shares outstanding-Basic	50,962,165	44,458,141

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Stated	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2012	-	$ -	43,317,683	$43,317	$26,913,135	$(26,085,481)	$ 870,971

Common stock issued for lease deposit	-	-	350,000	350	31,150	-	31,500
Common stock issued for services	-	-	870,000	870	193,930	-	194,800
Common stock issued in purchase of Aqua Handling of Texas LLC	-	-	1,443,696	1,444	547,160	-	548,604
Warrants exercised	-	-	700,000	700	49,300	-	50,000
Warrants exercised and applied to debt reductions	-	-	1,720,000	1,720	168,080	-	169,800
Warrants issued for extension of secured note	-	-	-	-	55,154	-	55,154
Stock options exercised using cashless provision	-	-	23,333	23	(23)	-	-
Stock options issued for services	-	-	-	-	163,137	-	163,137
Net loss	-	-	-	-	-	(1,198,134)	(1,198,134)

Balances at December 31, 2013	-	$ -	48,424,712	$48,424	$28,121,023	$(27,283,615)	$ 885,832

Warrants exercised	-	-	50,000	50	12,450	-	12,500
Warrants exercised using cashless provisions	-	-	117,245	117	(117)	-	-
Stock options issued for services	-	-	-	-	236,085	-	236,085
Common shares issued for services	-	-	250,000	250	132,750	-	133,000
Common shares issued for note payable conversions	-	-	2,326,599	2,327	1,172,039	-	1,174,366
Stock options exercised	-	-	500,000	500	74,500	-	75,000
Preferred stock issued for cash	4,000	4,000,000	-	-	-	-	4,000,000
Deemed dividend for preferred stock beneficial conversion feature	-	(720,424)	-	-	720,424	-	-
Issuance costs for preferred stock offering	-	(242,700)	-	-	-	-	(242,700)
Common shares issued in purchase of Hamilton Investment Group	-	-	3,523,554	3,523	2,216,316	-	2,219,839
Warrants issued in conjunction with notes payable	-	-	-	-	1,293,679	-	1,293,679
Common shares issued for cash to related party	-	-	95,456	96	49,904	-	50,000
Series A Preferred shares converted to common shares	(250)	(188,783)	357,145	357	188,426	-	-
Cumulative dividends paid on Series A Preferred Shares	-	-	-	-	-	(101,342)	(101,342)
Net loss	-	-	-	-	-	(2,395,053)	(2,395,053)

Balances at December 31, 2014	3,750	$2,848,093	55,644,711	$55,644	$ 34,217,479	$(29,780,010)	$ 7,341,206

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013

2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,395,053)	$ (1,198,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discount	1,634,929	117,059
Amortization of deferred finance costs	1,031,229	26,408
Stock-based compensation	236,085	163,137
Stock issued for services	133,000	194,800
Depreciation and amortization	1,965,407	131,069
Impairment loss	2,344,420	-
Loss on extinguishment of liability	-	96,297
Loss on debt conversion to common shares - related party	11,063	-
Warrants issued for extension of secured note	-	55,154
Bad debt expense	196,421	162,243
(Gain) loss on asset sale	(44,312)	8,851
Deferred tax benefit	(5,639,233)	-
Changes in:
Accounts receivable	(4,722,228)	(2,265,326)
Notes receivable	-	6,859
Prepaid expense and other current assets	(57,767)	(20,410)
Other assets	(223,763)	(33,960)
Accounts payable	(186,137)	2,487,242
Accounts payable and other liabilities - related parties	25,000	(225,248)
Accrued expenses and other liabilities	1,366,668	204,807
Net cash used in operating activities	(4,324,271)	(89,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	1,109,762	64,273
Cash paid for purchase of AquaTex net of cash received	-	(271,962)
Cash received from acquisition of Hamilton Investment Group	2,797,327	-
Cash paid for purchase of property and equipment	(3,248,161)	(1,685,721)
Net cash provided by (used in) investing activities	658,928	(1,893,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	87,500	50,000
Proceeds from	common shares sold for cash	50,000
Proceeds from sale of preferred shares	3,757,300	-
Dividends paid on preferred shares	(101,342)	-
Proceeds from sale-leaseback transaction	-	109,775
Proceeds from advances - related party	-	63,000
Payments against advances - related party	-	(20,000)
Payments for deferred financing costs	(1,208,584)	(30,698)
Proceeds from notes payable	1,755,685	850,000
Proceeds from line of credit, net	2,073,325	2,117,192
Proceeds from (payments of) secured borrowings, net	484,655	-
Payments on notes payable	(1,559,474)	(670,008)
Payments on capital lease obligation	(1,209,250)	-
Net cash provided by financing activities	4,129,815	2,469,261

NET INCREASE IN CASH AND CASH EQUIVALENTS	464,472	486,699

CASH AND CASH EQUIVALENTS, beginning of period	866,035	379,336

CASH AND CASH EQUIVALENTS, end of period	$ 1,330,507	$ 866,035

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013 Continued

	2014	2013

Supplemental disclosures:
Cash paid for income taxes	$ 36,774	$ -
Cash paid for interest	$ 1,886,410	$ 187,816

Noncash investing and financing activities
Note payable issued in conjunction with acquisition of AquaTex	-	500,000
Common shares issued for acquisition of AquaTex	-	548,604
Working capital adjustment due to acquisition of AquaTex	-	(21,853)
Property and equipment purchased with accounts payable	604,585	-
Notes issued in consideration for property and equipment	229,032	-
Notes issued in consideration for intangible assets	370,000	-
Notes issued for financing of insurance premium	88,900	-
Cashless exercise of warrants	117	-
Debt discount due to warrants issued with debt	1,293,679	-
Payment on secured note paid directly from line of credit	-	512,600
Note receivable received for accounts receivable due	-	290,000
Debt reduction from the exercise of warrants	-	169,800
Deferred financing costs paid directly from line of credit	-	49,200
Common stock issued for lease deposit	-	31,500
Common stock issued for debt	1,163,301	-
Capital lease obligation incurred in consideration for property and equipment	5,153,518	-
Deemed dividend for preferred stock beneficial conversion feature	720,424	-
Common shares issued for acquisition of Hamilton Investment Group	2,219,839	-
Working capital adjustment due to acquisition of Hamilton Investment Group	2,428,871
Note payable issued in conjunction with acquisition of Hamilton Investment Group	9,000,000	-
Deferred financing costs paid directly from note proceeds	562,607	-
Accounts payable paid directly from note proceeds	40,000	-
Line of credit paid directly from secured borrowings and note proceeds	4,752,317	-
Restricted cash reserve account paid directly from secured borrowings and note proceeds	1,666,652	-
Common shares issued for conversion of Preferred Series A shares	188,783

See accompanying notes to consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. HII Technologies, Inc. (“we”, “our”, “the Company” or “HII”) (f/k/a Hemiwedge Industries, Inc.) is a Houston, Texas based oilfield services company with operations in Texas, Oklahoma, Ohio and West Virginia focused on commercializing technologies in frac water management, safety services and portable power used by exploration and production (“E&P”) companies in the United States. We operate through our wholly-owned subsidiaries, Apache Energy Services, LLC (dbas “AES Water Solutions” and “AES Safety Services”; collectively “AES”), Aqua Handling of Texas, LLC (“AquaTex”), Hamilton Investment Group, Inc.  (“Hamilton”) and Sage Power Solutions, Inc. (f/k/a KMHVC, Inc., dba “South Texas Power” and “STP”). The Company’s total frac water management services subsidiary does business as AES Water Solutions, AquaTex and Hamilton and manages the logistical and transportation associated with the water used typically during hydraulic fracturing and completions of horizontally drilled oil and gas wells. AES Safety Services is the Company’s onsite oilfield contract safety consultancy providing experienced trained safety personnel during oilfield site preparation, drilling and completion activities and related operations enhancing safety for E&P customers and providing the flexibility as outsourced safety consultants to its customers to quickly address their needs. The Company’s oilfield power subsidiary, Sage Power Solutions, does business as South Texas Power (STP) and operates a fleet of mobile generators, light towers and related equipment for in-field power where remote locations provide little or no existing electrical infrastructure.

Principles of consolidation. The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries Sage Power Solutions, Inc. (f/k/a KMHVC, Inc., dba “South Texas Power” and “STP”), Aqua Handling of Texas, LLC, a Texas limited liability company (dba “AquaTex”), Hamilton Investment Group, Inc. (“Hamilton”) and Apache Energy Services, LLC, a Nevada limited liability company (dba’s “AES Water Solutions” and “AES Safety Services”, herein “AES”). Significant inter-company accounts and transactions have been eliminated.

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

Customer Concentration and Credit Risk. One customer accounted for more than 25% of revenues for the year ended December 31, 2014 and two customers represented 50% of revenues for the year ended December 31, 2013. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future. The Company maintains demand deposits with commercial banks. At times, certain balances held within these accounts may not be fully guaranteed or insured by the U.S. federal government. The uninsured portion of cash are backed solely by the assets of the underlying institution. As such, the failure of an underlying institution could result in financial loss to the Company.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted cash. As of December 31, 2014, the Company had restricted cash of $1,666,652 which was held in deposit accounts as collateral under the senior secured term loan and accounts receivable purchase agreements (see Note 8).

Accounts Receivable. Accounts receivable are comprised of unsecured amounts due from customers. The Company carries it accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2014 and 2013, the allowance for bad debts was $291,672 and $79,116, respectively.

The Company factors certain of its accounts receivable under the accounts receivable purchase agreement (see Note 8), which is accounted for as a financing arrangement, rather than as a sale.

Deferred Financing Costs. Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Amortization of deferred financing costs charged to expense for the years ended December 31, 2014 and 2013 were $1,031,229 and $26,408, respectively.

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

The Company evaluated the carrying value of the customer relationships intangible assets as of December 31, 2014 and determined the assets were fully impaired due to the effect of crude oil market prices on the future planned revenue activities of our customers. An impairment loss of $2,344,420 was recognized for the year ended December 31, 2014.

Goodwill. Goodwill acquired in a business acquisition is initially measured at cost being the excess of the cost of business combination over the net fair value of the identifiable assets, liabilities and contingent liabilities. Following the initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but instead, it is reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. The Company performs its goodwill impairment testing at the reporting unit level. There was no impairment of goodwill as of December 31, 2014 and 2013.

Beneficial conversion feature. In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible instruments that have conversion features at fixed rates that are in the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating the proceeds to the convertible instruments and any other detachable instruments included in the exchange based on their relative fair values.

Capital Leases. Capital leases are recorded as an asset and an obligation at an amount equal to the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense on assets under capital lease is computed using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition. Revenue is recognized when all of the following criteria are met: 1) persuasive evidence of an arrangement, 2) delivery has occurred, 3) the price is fixed and determinable, and 4) collectability is reasonably assured. AES, AquaTex, Hamilton and STP receive verbal orders from customers for services to be rendered.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at December 31, 2014.

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

Basic and Diluted Net Loss per Share. Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the dilutive effects of common stock equivalents calculated using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. For the years ended December 31, 2014 and 2013 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Adopted Accounting Standards. No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company was not in compliance with certain financial covenants we are required to maintain under our agreements with Heartland Bank as of December 31, 2014 (see Note 8). Any failure to comply with the financial covenants under the Heartland Bank agreements could result in the acceleration of all amounts due to Heartland Bank under the line of credit and term loan. Additionally, as shown in the accompanying consolidated financial statements during the year ended December 31, 2014, the Company incurred net losses of $2,395,053 and used $4,324,271 in cash for operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future operational growth.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include and adjustments that might result should the Company re unable to continue as a going concern.

NOTE 3 – ACQUISITION

On August 12, 2014, we consummated the acquisition of all of the outstanding stock of Hamilton Investment Group, Inc.  (“Hamilton”) pursuant to the terms of a Stock Purchase Agreement dated August 11, 2014 by and among the Company, Hamilton and the stockholders of Hamilton (the “Stock Purchase Agreement”). The purchase price consisted of: (a) Cash in the amount of $9,000,000 (paid by loan proceeds from the Hearland Bank Credit Facility - See Note 8); and (b) 3,523,554 shares (the “Shares”) of the registrant’s common stock (determined based on the trailing 20-day average of our common stock) with a fair value of $2,219,839.   In addition, there exists a working capital adjustment provision whereby we would be required pay the Hamilton stockholders additional cash equal to the amount of any working capital of Hamilton in excess of $2,200,000 (“Working Capital Target”) at closing; provided, however, that in the event that Hamilton’s working capital is less than the Working Capital Target at closing, then the amount of such deficit will be offset against the Shares issued to the former Hamilton stockholders at closing. The purchase agreement contains 2-year non-compete/non-solicitation provisions for the former Hamilton stockholders. The Company relied on the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the Shares.

The acquisition of Hamilton has been accounted for as a business combination whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date.   Related acquisition costs amounting to approximately $175,945 were expensed outright and are shown under Other Income/Expenses in the consolidated statements of operations.

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price
Cash	$ 9,000,000
Stock	2,219,839
Working capital adjustment	2,428,871
Total purchase price	$13,648,710

Purchase Price Allocation
Cash	$ 2,797,327
Accounts receivable	2,291,169
Net assets	5,003,667
Accounts payable and accrued liabilities	(647,166)
Intangible asset – customer list	2,380,000
Goodwill	1,823,713
Total purchase price	$13,648,710

Unaudited pro forma operation results for the years ended December 31, 2014 and 2013 as though the Company had acquired Hamilton on the first day of each fiscal year are set forth below.

HII TECHNOLOGIES, INC.
PROFORMA COMBINED STATEMENT OF OPERATIONS
For the years ended December 31, 2014 and 2013
(unaudited)
	2014	2013
Revenues	$44,120,806	$26,587,954
Cost of revenues	30,670,316	18,557,835

Gross Profit	13,450,490	8,030,119

Operating expenses:
Selling, general and administrative	13,735,852	5,357,769

Total operating expenses	13,735,852	5,357,769

Income (loss) from operations	(285,362)	2,672,350

Other income (expense)
Loss on debt conversion	(11,063)	-
Loss on extinguishment of liability	-	(96,297)
Interest expense, net	(5,021,035)	(2,628,351)

Loss before income taxes	(5,317,460)	(52,298)

Benefit for deferred income taxes	5,639,233	5,490,251

Net income	$321,774	$5,437,953
Deemed dividend	(720,424)	-
Cumulative dividend	(205,078)	-

Net income attributable to common shareholders	$(603,729)	$5,437,953

NOTE 4 – NOTE RECEIVABLE

On August 1, 2013, the Company agreed to take a secured note for $290,000 for a past due accounts receivable from a customer. The note is subject to annual interest of 5% with principal and interest due on July 31, 2014. The note is secured by interests owned under an oil and gas lease. The Company has taken the necessary legal action to collect the balance through the sale of the collateralized assets and is currently negotiating terms with interested parties.

On June 29, 2012 the Company agreed to take a promissory note for $20,000 in conjunction with a legal settlement. The note is personally guaranteed. The note is subject to annual interest of 4% with principal and interest due March 1, 2014. The balance outstanding at December 31, 2013 was $4,755 and the note was paid in full on August 1, 2014.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2014	December 31, 2013
Technology license	$ 370,000	$ -
Customer relationships	2,607,000	227,000
	2,977,000	227,000
Less – accumulated amortization	(298,034)	-
Less - impairment	(2,344,420)	-

Total	$ 334,546	$ 227,000

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

The Company evaluated the carrying value of the customer relationships intangible assets as of December 31, 2014 and determined the assets were fully impaired due to the effect of crude oil market prices on the future planned revenue activities of our customers. An impairment loss of $2,344,420 was recognized for the year ended December 31, 2014.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2014 and 2013 included the following:

	December 31, 2014	December 31, 2013

Salaries and bonus payable	$ 411,733	$ 76,047
Sales tax payable	464,852	212,645
Interest payable	214,010	42,357
Accrued state margin tax	264,910	95,927
Other	336,616	276,326

Total Accrued Expenses	$ 1,692,121	$ 703,302

NOTE 7 – CAPITAL LEASE OBLIGATIONS

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

Concurrently with the lease transaction, the Company entered into a sale and simultaneous lease transaction with BCL for assets the Company had previously purchased directly from vendors for $828,546.  The Company sold the lay flat hose to BCL for an aggregate purchase price of $828,546.

Pursuant to the guidelines in ASC 840, the gain on the sale of $49,579 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease. During the year ended December 31, 2014, $12,395 was recognized as gain on the sale.

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

Pursuant to the guidelines in ASC 840, the gain on the sale of $84,804 is accounted for as a deferred gain in the consolidated balance sheets and amortized on a straight-line basis over the life of the lease. During the year ended December 31, 2014, $21,201 was recognized as gain on the sale.

The Company paid a total of $75,000 in various financing fees which will be amortized over the life of the capital lease.

	December 31, 2014	December 31, 2013
Capital lease – lay flat hose, interest at 33.5%, payments of $150,769 per month, terms 24 months	$3,244,976	$ -
Capital lease – flowback, evaporation, and generator equipment, interest at 15.25%, payments of $52,485 per month, terms 36 months	1,908,542	-
Less – lease payments	(1,209,250)	-
	3,944,268	-
Less – current portion of capital lease obligation	(1,637,296)	-
Long-term portion of capital lease obligation	$2,306,972	$ -

A summary of the minimum lease payments for the above leases is shown below:

Lease payments from January 1, 2015 through December 31, 2015	$1,637,296
Lease payments from January 1, 2016 through December 31, 2016	1,393,732
Lease payments from January 1, 2017 through December 31, 2017	913,240
Total	$3,944,268

The summary below shows the activity related to all deferred financing fees related to the capital lease obligations as of December 31, 2014:

Balance at January 1, 2014	$ -
Add: financing fees paid	132,347
Less: amortization of deferred financing costs	(21,394)
110,953
Less: current maturities	(50,850)
Long-term deferred financing costs	$ 60,103

NOTE 8 – NOTES PAYABLE

Notes payable included the following as of December 31:

	2014	2013
Notes payable - related parties:

Secured promissory note to related parties issued on September 24, 2012, bearing interest of 10% per year	$ -	$ 30,926

Secured promissory notes to related parties issued on September 27, 2012 for acquisition of AES, bearing interest of 5% per year and due in quarterly installments	433,333	866,667

Secured promissory notes to related party issued on November 12, 2012 for acquisition of AquaTex, bearing interest of 5% per year and due in quarterly installments	152,625	234,291

	585,958	1,131,884

Less current maturities	(515,000)	(545,926)

Long term debt - related parties, net of current maturities	$ 70,958	$ 585,958

	2014	2013
Notes payable:

Unsecured convertible notes payable issued from October through November 2013, bearing interest of 10% per year	$ -	$ 1,000,000

Secured promissory notes issued on November 12, 2012 for acquisition of AquaTex, bearing interest of 5% per year and due in quarterly installments	158,855	243,855

Promissory note issued on February 27, 2014, bearing interest of 8.5% per year	20,174	-

Promissory note issued on April 18, 2014, bearing interest of 8.49% per year	21,607	-

Promissory note issued on April 18, 2014, bearing interest of 8.49% per year	20,895	-

Secured Term Loan issued on August 12, 2014	11,700,000	-

	11,921,532	1,243,855

Less current maturities	(11,847,676)	(85,000)

Long term debt, net of current maturities	$ 73,856	$ 1,158,855

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

In connection with the acquisition of AES, we issued $1,300,000 of subordinated secured promissory notes to the members of AES. The notes bear annual interest of 5% and are payable in 12 equal quarterly installments beginning on February 1, 2013 and have a maturity date of November 1, 2015. The notes are secured by the assets of the Company and AES.

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

From October 31, 2013 through November 30, 2013, we issued 10% convertible promissory notes in the aggregate principal amount of $1,000,000 to ten accredited investors. We received cash proceeds of $850,000 from the issuance of these notes and $150,000 of these notes were issued in consideration of an investor’s cancellation of an existing promissory note dated December 17, 2012 in the principal amount of $150,000. The notes had a two year term and are convertible to the Company’s common stock at a fixed conversion price of $0.50 per share. The Company evaluated whether a beneficial conversion feature exists on the notes and determined that there were none. On October 31, 2014, all of the holders of the unsecured convertible notes exercised their option to convert the outstanding principal and accrued interest amounts into our common shares (see Note 11).  Since the notes were converted based on their original terms, no gain or loss was recognized upon conversion.

On January 15, 2014, the Company, and its wholly owned subsidiary AES issued a promissory note in the amount of $370,000. The note is due on July 15, 2014 and bears annual interest of 10%.  The note was issued as consideration to fund a technology licensing fee (see Note 5). This note and all associated accrued interest was paid in full on July 8, 2014.

On February 17, 2014, the Company issued a promissory note in the amount of $130,000. The note is due on July 15, 2014 and bears annual interest of 10%.  The proceeds were used for working capital and general corporate purposes. This note and all associated accrued interest were paid in full on July 8, 2014.

On February 27, 2014, the Company’s wholly-owned subsidiary Sage Power Solutions (f/k/a KMHVC, Inc.) entered into a promissory note with a third-party equipment seller for the purchase of equipment.  Sage Power Solutions financed $117,120 of the purchase price and agreed to pay an additional $5,459 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $122,579. The promissory note is secured by the equipment purchased. The promissory note is payable in 12 equal monthly installments of $10,215 with the first payment due on March 27, 2014 and the last payment due on February 27, 2015.

On April 18, 2014, the Company’s wholly-owned subsidiary Sage Power Solutions (f/k/a KMHVC, Inc.) entered into a promissory note with a third-party equipment seller for the purchase of equipment.  Sage Power Solutions financed $63,006 of the purchase price and agreed to pay an additional $2,935 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $65,941.  The promissory note is secured by the equipment purchased   The promissory note is payable in 12 equal monthly installments of $5,495 with the first payment due on May 18, 2014 and the last payment due on April 18, 2015.

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

On April 30, 2014, the Company issued 276,599 common shares with a market value of $149,366 to three related party note holders as partial consideration for notes payable and accrued interest outstanding of $138,303. The notes payable are not convertible, rather the note holders accepted common shares in lieu of cash for these payments. A loss on settlement of debt of $11,063 resulting from the transactions was recorded at April 30, 2014.

On May 19, 2014, the Company’s wholly-owned subsidiary Sage Power Solutions (f/k/a KMHVC, Inc.) entered into a promissory note with a third-party equipment seller for the purchase of equipment.  Sage Power Solutions financed $48,906 of the purchase price and agreed to pay an additional $2,278 in finance charges (equal to 8.5% of the amount financed) for a total amount due under the promissory note of $51,184. The promissory note is secured by the equipment purchased. The promissory note is payable in 12 equal monthly installments of $4,265 with the first payment due on June 19, 2014 and the last payment due on May 19, 2015.

Heartland Bank Credit Facility

On August 12, 2014, the Company and its wholly-owned subsidiaries (collectively, the “Borrower”) entered a senior secured credit facility (the “Facility”) with Heartland Bank as Agent consisting of (i) a credit agreement (the “Credit Agreement”) with Heartland Bank for a 3-year $12 million term loan (the “Term Loan”) and (ii) an account purchase agreement (the “Purchase Agreement”) with Heartland Bank, as agent for the purchase and sale of approved receivables of Borrower in amounts not to exceed $6 million. The proceeds of borrowings under the Facility may be used for the payment of a portion of the purchase price for the acquisition of Hamilton Investment Group; the refinance of outstanding debt under Borrower’s prior accounts receivable facility; working capital needs of the Company and its subsidiaries; funding of the debt service reserve account and payment of all costs and expenses arising in connection with the negotiation of the Credit Agreement and related documents. On the closing date, the Borrower received proceeds of $12 million under the Credit Agreement and approximately $4.65 million under the Purchase Agreement.

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

Both the Credit Agreement and the Purchase Agreement require the Borrower to maintain a fixed charge coverage ratio of not less than 1.2:1.0, a first lien leverage ratio of ranging from 3.0:1.0 during 2014  to 2.75:1.0 -2.25:1.0 during 2015 to 2.0:1.0 beginning in 2016, a EBITDA to Interest Expense ratio ranging from 2.75:1.0 during 2014, 3.75:1.0  during 2015 to 4.75:1.0 beginning in 2016 and a tangible net worth of not less than $1 million for each quarter beginning December 31, 2014.  The Borrower is also required to maintain a debt service reserve account sufficient to pay all debt and interest expense due in the next fiscal quarter. The restrictive covenants include customary restrictions on the Company’s ability to incur additional debt; make investments; grant or incur liens on assets; sell assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make dividend payments (although the Borrower is allowed to make dividend payments so long as no event of default will result from such payment or in shares of the Company’s stock). In addition, the Credit Agreement contains customary representations and warranties, affirmative covenants and events of default.

The Facility is secured by all of the Borrower’s assets as well as a pledge of the Company’s equity in each of its wholly-owned subsidiaries.  The Company paid a cash closing fee of $450,000 to the Lenders and also issued a 4-year warrant to purchase 2.5 million shares of the Company’s common stock with an exercise price $1.00 per share in connection with the Term Loan. The related fair value of the warrants amounting to $1,293,679 was recorded as a debt discount and is amortized over the term of the note. The Company relied on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Effective October 2014, the Company and its wholly owned subsidiaries, as Borrower, entered into a Second Modification Agreement under which the Agent provided consent for Borrower’s sale of certain collateral and as well as certain capital expenditures under an equipment lease.

The Company was not in compliance with certain financial covenants (fixed charge coverage ratio, tangible net worth and first lien leverage ratio) at December 31, 2014.  The table below sets forth the financial covenants the Company is required to maintain under our agreements with Heartland Bank and the Company’s compliance with such covenants at December 31, 2014:

	Required	Actual at 12/31/2014
Fixed Charge Coverage Ratio (greater than)	1.20	1.07
Tangible Net Worth (less than)	$1,000,000	($1,642,339)
Capital Expenditures (less than)	$100,000	$65,000
First Lien Leverage Ratio (less than)	3	3.32
Ratio of EBITDA to Interest Expense (greater than)	2.75	3.31
Debt Service Reserve Account	675,000	675,000

The Company also have reason to believe that it may not be in compliance with the fixed charge coverage ratio and the tangible net worth covenant for the period ended March 31, 2015.  In addition, the Company has certain other technical defaults under its agreements with Heartland Bank.  As of the date hereof, the Company has not received any notice of acceleration from Heartland Bank.  In addition, the Company is in active discussions with Heartland Bank for a waiver of such non-compliance for these period as well as the technical defaults. There can be no assurance that Heartland Bank will grant a waiver for the period and events referred to above and even if such waiver is granted that the Company  will be in compliance with these covenants in future periods or that Heartland will issue a waiver for any future periods in which we are not in compliance with these covenants.  Any failure to comply with the financial covenants under the Heartland Bank agreements could result in the acceleration of all amounts due to Heartland Bank under the line of credit and term loan.  As a result of the default, the outstanding balance of the Term loan was classified as current and the corresponding debt discount and deferred financing fees totaling to $2,613,470 were fully amortized.

A summary of the activity in notes payable for the year ended December 31, 2014 is shown below:

Notes payable - related parties

Balance at January 1, 2014	$ 1,131,884
Less: payments on notes payable	(417,177)
Less: conversions of notes payable to common shares	(128,749)
585,958
Less - current maturities, net - related parties	(515,000)
Long-term notes payable, net December 31, 2014	$ 70,958

Notes payable - third parties

Balance at January 1, 2014	$ 1,243,855
Note issued in consideration for intangible assets	370,000
Notes issued in connection with purchase of property and equipment	229,032
Unsecured promissory notes	130,000
Note issued for financing of insurance premium	88,900
Note issued in conjunction with acquisition	12,000,000
Secured borrowings	6,133,959
Less: payments on notes payable	(1,142,297)
Less: conversions of notes payable to common shares	(1,000,000)
Less: debt discount for warrants issued with acquisition note	(1,293,679)
Less: debt discount for commitment fee	(341,250)
Add: amortization of note discount	1,634,929
18,053,449
Less - current maturities, net - third parties	(17,979,593)
Long-term notes payable, net December 31, 2014	$ 73,856

NOTE 9 – LINE OF CREDIT

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

During the year ended December 31, 2014, the Company made draws, net of expenses of $2,073,328.

On August 12, 2014, the balance of $4,752,317 on the line of credit was paid off using proceeds from the Heartland credit Facility (see Note 8).

The Company paid a total of $54,167 in various financing fees related to the line of credit during the current period which were fully amortized as of August 12, 2014 due to the closing of the line of credit.

The summary below shows the activity related to all deferred financing fees related to the line of credit as of December 31, 2014:

Balance at January 1, 2014	$ 53,490
Add: financing fees paid	54,167
Less: amortization of deferred financing costs	(107,657)
-
Less: current maturities	-
Long-term deferred financing costs	$ -

NOTE 10 – PREFERRED STOCK

From June 21, 2014 through July 8, 2014, we sold 4,000 shares of Series A Convertible Preferred Stock at a price of $1,000 per unit for $4,000,000. Each unit consists of (i) 1 share of our Series A Convertible Preferred Stock immediately convertible into a number of shares of our common stock equal to the quotient of $1,000 divided by the conversion price then in effect, which is initially $0.70, and (ii) common stock purchase warrants to purchase 500 common shares at an exercise price of $1.00 and a term of 3 years.  The Series A Convertible Preferred Stock and warrants contain standard piggy back registration rights.

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

The Company incurred issuance costs of $242,700 for broker fees related to the preferred share offering during the year ended December 31, 2014.

Pursuant to the terms of the Series A Certificate of Designation, each share of Series A Preferred: (i)  is entitled to receive cumulative cash dividends at an annual rate of 10% out of any funds and assets of the Company legally available therefore, prior and in preference to any declaration or payment of any dividend payable on the Common Stock, payable quarterly; (ii) is convertible into a number of shares of common stock equal to the quotient of $1,000 divided by the conversion price then in effect, which is initially $0.70; (iii) votes generally with the common stock on an as-converted basis on all matters, other than those matters on which the Series A Preferred is entitled to vote as a separate class by law or as set forth in the Series A Certificate of Designation; (iv) is senior to the common stock upon a liquidation of the Company; (v) is automatically converted into common stock at the then applicable conversion price: (A) (1) if the underlying conversion shares are registered or such conversion shares are eligible for resale under Rule 144 under the Securities Act of 1933 and (2) Company’s stock price is at least $1.60 for 40 trading days during a 60 trading day period with average daily volume of at least 50,000 shares during those 40 trading days; (B) upon the written consent of the holders of 50% of the Series A Preferred, or, (C) on June 30, 2017; and (vi) is entitled to anti-dilution adjustments in the event of a dividend, stock split, reclassification, reorganization, consolidation or merger. As of December 31, 2014, cumulative dividends in arrears were $103,736 in total and $27.66 per share of Preferred Series A Stock outstanding.

On December 8, 2014, one of the preferred shareholders converted 50 shares of their Series A Preferred Stock into 71,429 shares of common stock.

On December 19, 2014, three of the preferred shareholders converted 200 shares of their Series A Preferred Stock into 285,716 shares of common stock.

NOTE 11 – COMMON STOCK

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

In connection with the acquisition of AES, the Company entered into a consulting agreement for business development advisory services in which the consultant would be issued up to a maximum of 750,000 common shares if AES metcertain performance targets. These performance targets were met and as such, on May 31, 2013, the Company issued 750,000 common shares to the consultant. The shares were recorded at their fair value of $150,000. The Company recognized a loss on extinguishment of this liability of $87,000 which is the difference between the liability accrued of $63,000 and the fair value of the stock.

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

On September 25, 2013, two warrant holders’ exercised warrants to purchase 1,720,000 shares of our common stock for a total consideration of $169,800.

In connection with the acquisition of AquaTex, we issued 1,443,696 shares of the Company’s common stock which was valued at $548,604.

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

On January 23, 2014, the Company issued 59,210 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 65,790 shares were withheld by the Company at the market price of $0.57 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 23, 2014, the Company issued 58,035 shares of our common stock upon exercise of outstanding warrants.  The warrant was issued to purchase 125,000 shares and was exercised in full on a cashless basis and accordingly 66,965 shares were withheld by the Company at the market price of $0.56 per share less the exercise price of $0.30 per share to fund the exercise price.

On January 30, 2014, the Company issued 25,000 shares of its common stock upon exercise of outstanding warrants.  We received $6,250 in proceeds from the exercise of the warrant, which proceeds were used for working capital and general corporate purposes.

On April 25, 2014, the Company entered into an investor relations consulting agreement pursuant to which the Company agreed to issue 250,000 shares of its common stock to a consultant in consideration of services rendered under the agreement. The fair value of the shares issued of $133,000 was recognized as stock compensation expense during the year ended December 31, 2014.

On April 30, 2014, the Company issued an aggregate of 276,599 shares of its common stock for the conversion of notes payable and accrued interest totaling to $138,303. The Company recognized a loss on debt conversion for the year ended December 31, 2014 of $11,063.

On May 29, 2014, the Company issued 500,000 shares of its common stock to one of our directors upon exercise of his outstanding stock options.  The Company received $75,000 in proceeds from the exercise of the stock options, which proceeds were used for working capital and general corporate purposes.

In connection with the acquisition of Hamilton (see Note 3), the Company issued 3,523,554 common shares to the members of HIG pursuant to the terms of the Purchase Agreement.  The fair value of the shares was recorded at $2,219,839 as determined based on the market value of our common stock.

On October 31, 2014, all of the holders of the Company’s existing unsecured convertible notes exercised their option to convert the outstanding principal and accrued interest amounts into our common shares at the fixed conversion price of $0.50 per share. The aggregate principal and accrued interest totaling to $1,025,000 was converted to 2,050,000 common shares.

On December 8, 2014, the Company issued 71,429 shares of common stock for the conversion of 50 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

On December 9, 2014 the Company issued 95,456 shares of its common stock to our chief financial officer for $50,000.  The proceeds were used for working capital and general corporate purposes.

On December 19, 2014, the Company issued 285,716 shares of common stock for the conversion of 200 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through December 31, 2014 and 153,000 options are outstanding at December 31, 2014, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 2,500,000 stock options have been granted through December 31, 2014 and 2,000,000 options are outstanding at December 31, 2014.

During the year ended December 31, 2014, 500,000 options were exercised and no options expired.

During the year ended December 31, 2014, 1,364,000 options were granted to employees and valued at $524,698 using the Black-Scholes pricing model. The 1,364,000 options vest over a period of 36 months.

Significant assumptions used in the valuation include the following:

Expected term                       5 years

Expected volatility             162.35% - 186.00%

Risk free interest rate             1.58% - 2.13%

Expected dividend yield           0.00%

During the year ended December 31, 2014, 100,000 options were granted to two directors and valued at $50,972 using the Black-Scholes pricing model.  The 100,000 options vest over a 12 month period.

Significant assumptions used in the valuation include the following:

Expected term                      5 years

Expected volatility               185.66%

Risk free interest rate             1.46%

Expected dividend yield          0.00%

Stock compensation expense recognized for the year ended December 31, 2014 related to the above options including those issued in the prior year amounted to $236,085. Unrecognized compensation cost as of December 31, 2014 of $503,550 is expected to be recognized over a period of 2.83 years.

Warrants

From June 21, 2014 to July 8, 2014, 2,000,000 warrants were issued in conjunction to the Series A Preferred Stock subscriptions to accredited investors (see Note 10) and valued at $908,059 using the Black-Scholes pricing model. The 2,000,000 warrants are immediately exercisable.  The fair value of the warrants is included in additional paid in capital.

Significant assumptions used in the valuation include the following:

Expected term                      3 years

Expected volatility               173.03%

Risk free interest rate             0.88%

Expected dividend yield          0.00%

On June 30, 2014, 50,000 warrants were issued in conjunction with the capital lease transaction disclosed above (see Note 7) and valued at $31,788 using the Black-Scholes pricing model. The 50,000 warrants only vest if the Company elects to exercise the purchase option prior to the end of the lease term, and, therefore, the fair value was not recorded. The warrants have an exercise price of $0.65 and a 5 year term.

Significant assumptions used in the valuation include the following:

Expected term                     5 years

Expected volatility              173.03%

Risk free interest rate            0.88%

Expected dividend yield          0.00%

On August 12, 2014, 2,500,000 warrants were issued in conjunction with the Heartland Term Loan transaction disclosed above (see Note 8) and valued at $1,293,679 using the Black-Scholes pricing model. The 2,500,000 warrants are immediately exercisable. The relative fair value of the warrants is recorded as a debt discount and amortized over the life of the Heartland Term Loan. The warrants have an exercise price of $1.00 and a 4 year term.

Significant assumptions used in the valuation include the following:

Expected term                      4 years

Expected volatility               169.51%

Risk free interest rate             1.63%

Expected dividend yield           0.00%

During the year ended December 31, 2014, 50,000 warrants were exercised for cash and 250,000 warrants were exercised on a cashless basis (see Note 11).

A summary of activity in options and warrants is as follows:

		Weighted	Weighted	Aggregate		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic
	Options	Remaining Life	Exercise Price	Value	Warrants	Remaining Life	Exercise Price	Value

Outstanding at December 31, 2013	1,989,000	4.19	$ 0.17	$701,345	1,528,000	2.51	$ 0.14	$ 590,680

Year ended December 31, 2014:
Granted	1,466,000		0.60		4,550,000		1.00
Exercised	(500,000)		0.15		(300,000)		0.29
Forfeited and cancelled	-				-

Outstanding at December 31, 2014	2,953,000	4.22	$ 0.42	$543,625	5,778,000	2.91	$ 0.81	$ 545,230

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, a member of the Board provided cash advances to the Company totaling $75,000. The Company made repayments of $50,000 resulting in an outstanding balance of $183,000 as of December 31, 2014.  The outstanding amount is included in accounts payable and other liabilities - related parties in the consolidated balance sheets.

In connection with the acquisition of Hamilton (see Note 3), the Company incurred a working capital adjustment due to the former members of Hamilton in the amount of $2,428,871 for working capital in excess of the stock purchase agreement requirement at the acquisition date. The outstanding amount as of December 31, 2014 is included in accounts payable and other liabilities – related parties in the consolidated balance sheets.

On December 9, 2014, the Company’s chief financial officer purchased 95,456 shares of the Company’s common stock for an aggregate purchase price of $50,000.

Effective August 12, 2014, Hamilton Investment Group and HII Technologies, Inc. entered into an agreement with S&M Assets, LLC, an entity controlled by the president of Hamilton Investment Group, a frac water business and our wholly-owned subsidiary.  Under the agreement, we and Hamilton Investment Group agreed to purchase of 13 ½ miles of 10” and 12” layflat hose and aluminum pipe for $1,516,000 on or before August 12, 2015.  The purchase price will be offset by any amounts paid in excess of $100,000 under the equipment lease with S&M Assets referred to below.

Effective August 12, 2014, Hamilton Investment Group and HII Technologies Inc. entered into an equipment lease with S&M Assets, LLC for the equipment for 13 ½ miles of 10” and 12” layflat  hose and aluminum pipe for a flat fee of $10,000 per month.  This equipment will be leased until purchased on the terms set forth above.  The president of Hamilton Investment Group, our wholly-owned subsidiary controls S&M Assets LLC.

Effective August 12, 2014, Hamilton Investment Group entered into a 3-year property lease with S & M Assets, LLC for the premises located at 4564 E Hwy 105, Guthrie, Oklahoma at a rate of $4,500 per month. The president of Hamilton Investment Group, our wholly-owned subsidiary controls S&M Assets LLC.

Effective August 12, 2014 Hamilton Investment Group entered into a 6-month property lease for the premises located at 210 N. Buffalo Ave, Guthrie OK from Craig Hamilton, son of  the president of Hamilton Investment Group, our wholly-owned subsidiary, at rate of $850  per month.

Effective August 12, 2014, Hamilton Investment Group entered into a 3-year property lease with S & M Assets, LLC for the premises located at 37920 CRE1710, Colgate, Oklahoma at a rate of $1,500 per month. The president of Hamilton Investment Group, our wholly-owned subsidiary controls S&M Assets LLC.

NOTE 14 – INCOME TAXES

HII uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. HII has incurred significant net losses in past years and, therefore, has no tax liability.

During the year ended December 31, 2014, the Company recognized a tax benefit of $5,639,233 related to the reversal of a portion of the full valuation allowance recorded on the deferred tax asset resulting from cumulative net operating loss carryforwards as a result of the acquisition of Hamilton on August 12, 2014. Management’s analysis of the future use of the currently existing cumulative net operating loss carryforwards determined that it is more likely than not that a portion will be utilized prior to expiration. Accordingly, the valuation allowance on the deferred tax asset was reduced during the year ended December 31, 2014, and a tax benefit recognized.

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at September 30, 2014.

The Company reported no uncertain tax liability as of December 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months.

The cumulative net operating loss carryforward is approximately $35,350,722 and $28,440,000 at December 31, 2014 and 2013, respectively, and will expire in the years 2022 through 2033.

	December 31, 2014	December 31, 2013

Deferred tax asset	$ 12,372,753	$ 9,954,000
Valuation of allowance	(6,733,520)	(9,954,000)

Net deferred tax asset	$ 5,639,233	$ -

A reconciliation of the expected US tax (benefit) / expense to income taxes is as follows:

	12/31/2014
Expected tax expense/(benefit) at US Statutory rate	(2,733,298)	35.0%

Meals and entertainment	7,906	-0.1%
Stock for Services	(129,180)	1.7%
2013 Return to Provision	123,640	-1.6%
State tax, net of federal benefit	146,161	-1.9%
Change in valuation allowance	(2,829,599)	36.2%
Total Income Tax Expense	(5,414,370)	69.3%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Future maturities of debt and required payments under capital and operating leases as of December 31, 2014 are as follows:

	Debt	Capital Leases	Operating Leases
2015	$ 3,204,034	$ 2,441,542	$ 3,751,512
2016	2,583,432	1,687,699	2,692,735
2017	10,124,710	1,044,927	1,585,859
2018	-	-	292,098
2019	-	-	73,175

Totals	$ 15,912,176	$ 5,174,168	$ 8,395,379

Litigation

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

Leases

The Company has entered into various operating leases for office and storage facilities for terms ranging from month to month to six months. Rent expense for years ended December 31, 2014 and 2013 for these leases amounted to $221,993 and $118,156, respectively.

On December 7, 2012, as amended on July 19, 2013 and October 24, 2014, the Company's subsidiary, STP, entered into a strategic alliance agreement with PRC for an operating lease of equipment. Under the agreement, PRC agreed to fund the purchase of generators, light towers and related equipment for STP's rental fleet. Under the agreement, STP's monthly lease payment to PRC was calculated as 50% of monthly rental revenue earned on the leased PRC equipment, and was amended in October 2014 to change the monthly lease payment to $45,000. The lease effectively started in January 2013, and in January 2013 the Company issued 350,000 shares of common stock as a deposit for future lease payments. During the years ended December 31, 2014 and 2013, STP recognized $549,624 and $274,015 in lease expense, respectively.

In January 2013, the Company entered into a master lease agreement with Enterprise Leasing Company (“Enterprise”) for its rolling stock which is being accounted for as an operating lease. As of December 31, 2014 the Company leases 102 vehicles and 55 trailers under this master lease with monthly lease payments totaling approximately $123,570. Seven of the leased vehicles resulted from a sale/leaseback transaction with Enterprise in January 2013 where Enterprise purchased seven vehicles from the Company for $87,375 resulting in a net loss of $11,773. $2,133 of the loss was recognized immediately and the remainder is being amortized over the life of each respective lease.

On May 17, 2013, the Company’s subsidiary, AES Water Solutions, entered into a lease agreement with Power Reserve Corp (“PRC”) to acquire lay flat hose and related equipment, which will be used in our frac water transfer service revenue activities, which is being accounted for as an operating lease. Under the agreement, the monthly lease payment to PRC is $50,000. The lease has an initial term of 12 months, with an option to extend for two additional one year terms. During the year ended December 31, 2014, we recognized $600,000 in lease expense.

On January 1, 2014, the Company’s subsidiary, AES Water Solutions, entered into a lease agreement with Power Reserve Corp (“PRC”) to acquire lay flat hose and related equipment, which will be used in our frac water transfer service revenue activities, which is being accounted for as an operating lease. Under the agreement, the monthly lease payment to PRC is $20,000, and the lease has a term of 30 months. During the year ended December 31, 2014, we recognized $240,000 in lease expense.

On August 29, 2014, the Company, entered into a lease agreement with Power Reserve Corp (“PRC”) to acquire lay flat hose and related equipment, which will be used in our frac water transfer service revenue activities, which is being accounted for as an operating lease. Under the agreement, the monthly lease payment to PRC is $30,000, and the lease has a term of 6 months. During the year ended December 31, 2014, we recognized $120,000 in lease expense.

On December 15, 2014, the Company's subsidiary, STP, entered into a lease agreement with Nations Fund I, LLC (“NEF”) to acquire generators and trailers which will be used in our portable power service revenue activities, which is being accounted for as an operating lease. Under the agreement, the monthly lease payment to NEF is $30,228. The lease effectively started in January 2015 for a term of 36 months. During the year ended December 31, 2014, STP recognized $13,074 in lease expense for interim lease payments prior to the effective commencement date of the base lease term.

NOTE 16 – SUBSEQUENT EVENTS

From January 21, 2015 through March 20, 2015, the Company issued 1,228,572 shares of common stock for the conversion of 860 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

On January 21, 2015, 200,000 options were granted to three directors and valued at $73,589 using the Black-Scholes pricing model.  The 200,000 options vest over a 12 month period.

Significant assumptions used in the valuation include the following:

Expected term                      5 years

Expected volatility               161.31%

Risk free interest rate             1.35%

Expected dividend yield           0.00%

On January 30, 2015, 800,000 options were granted to an officer and valued at $349,610 using the Black-Scholes pricing model.  Of the total 800,000 options, 500,000 options vest immediately, 100,000 options vest upon the first fiscal quarter after date of grant in which the Company has positive net income, 100,000 options vest upon the second fiscal quarter after date of grant in which the Company has positive net income, and 100,000 options vest upon the third fiscal quarter after date of grant in which the Company has positive net income.

Significant assumptions used in the valuation include the following:

Expected term                     5 years

Expected volatility              160.64%

Risk free interest rate            1.18%

Expected dividend yield          0.00%

On February 18, 2015, a warrant holder exercised 400,000 warrants using the cashless provision of the warrant agreement for net shares issued of 359,153.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

-      Lack of adequate review over our financial statement close process to account for prepaid insurance premiums and to evaluate and reserve for uncollectible accounts receivable and sales adjustments.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to a lack of adequate review over our financial statement close process. Management reviewed the results of its assessment with our Audit Committee and intends to take the following steps to remediate this material weakness:

We are committed to improving our financial organization. As part of this commitment, we intend to prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.  Management believes that preparing and implementing sufficient written policies and checklists will remedy ineffective controls over period end financial close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (2014 Proxy Statement) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

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

2.7

Securities Purchase Agreement dated as of November 11, 2013 by and among HII Technologies, Inc., Branden Brewer, Chris George and Aqua Handling of Texas, LLC, incorporated by reference to our Current Report on Form 8-K dated October 31, 2013 and filed on November 13, 2013.

2.8

Stock Purchase Agreement dated August 11, 2014 by and among HII Technologies, Inc., William M. Hamilton, Sharon M. Hamilton and Hamilton Investment Group, Inc., incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

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

3.5

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 3, 2011 incorporated by reference to our Registration Statement on Form 10 filed on September 14, 2011(File No. 000-30291)

3.6

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on August 31, 2011 incorporated by reference to our Registration Statement on Form 10 filed on September 14, 2011(File No. 000-30291)

3.7

Certificate of Designation—Series A Convertible Preferred Stock filed with the Delaware Secretary of State on June 11, 2014, incorporated by reference to our Current Report on Form 8-K dated June 11 2014 and filed on June 17, 2014.

3.8

Certificate of Increase to Certificate of Designation – Series A Convertible Preferred Stock filed with the Delaware Secretary of State on June 27, 2014, incorporated by reference to our Current Report on Form 8-K dated June 21, 2014 and field on July 3, 2014.

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

4.11

10% Promissory Note dated January 15, 2014 issued by HII Technologies, Inc. and Apache Energy Services, LLC in the amount of $370,000, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013.

4.12

10% Promissory Note dated February 17, 2014 issued by HII Technologies, Inc. in the principal amount of $130.000, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013.

4.13

Form of Warrant issued under Series A Preferred Stock Financing, incorporated by reference to our Current Report on Form 8-K dated June 21, 2014 and field on July 3, 2014.

4.14

Form of Term Loan Note issued under Heartland Credit Facility, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

4.15

Form of Warrant issued under Heartland Credit Facility, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.1

2001 Stock Option Plan of Excalibur Holdings, Inc., incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 5, 2002 (File No. 333-88974).

10.2

2005 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8, filed on May 3, 2005 (File No. 333-124568).

10.3

Employment Agreement dated January 30, 2014 between Matthew C. Flemming and HII Technologies, Inc., incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.4

2012 Stock Incentive Plan, incorporated by reference to our Registration Statement on Form S-8 filed on April 16, 2012 (File No 333-180751).

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

10.14

Strategic Alliance Agreement with Power Reserve Financial Corp. incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.15

Security Agreement dated December 17, 2012 incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.16

Financing Agreement dated June 26, 2013 between Apache Energy Services, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.17

Equipment Security Agreement dated June 26, 2013 between Apache Energy Services, LLC, KMHVC, Inc. and Rosenthal & Rosenthal Inc., incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.18

Guarantee dated June 26, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc., incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

10.19

General Security Agreement dated June 26, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc., incorporated by reference to our Current Report on Form 8-K dated June 26, 2013 and filed on July 1, 2013.

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

10.22

Assumption Agreement dated November 20, 2013 made by Aqua Handling of Texas, LLC in favor of Rosenthal and Rosenthal, Inc., incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed in November 26, 2013.

10.23

Equipment Security Agreement dated November 20, 2013 between Aqua Handling of Texas LLC and Rosenthal & Rosenthal, Inc., incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed on November 26, 2013.

10.24

Guarantee dated November 20, 2013 made by HII Technologies in favor of Rosenthal and Rosenthal Inc., incorporated by reference to our Current Report on Form 8-K dated November 20, 2013 and filed on November 26, 2013.

10.25

Amendment to Financing Agreement dated January 27, 2014 between Apache Energy Services LLC, Aqua Handling of Texas, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, Inc., incorporated by reference to our Current Report on Form 8-K dated January 27, 2014 and filed on January 30, 2014

10.26

Waiver and Amendment Agreement dated March 26, 2014 by and among Apache Energy Services, LLC, Aqua Handling of Texas, LLC, KMHVC, Inc. and Rosenthal & Rosenthal, Inc.

10.27

Amendment to Rosenthal & Rosenthal, Inc. Financing Agreement dated April 7, 2014, incorporated by reference to our Current Report on Form 8-K dated April 7, 2014 and filed on April 8, 2014.

10.28

Security Agreement-Conditional Sale Contract dated February 27, 2014 between KMHVC, Inc. and Komatsu Financial Limited Partnership, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and filed on May 14, 2014.

10.29

Guaranty dated February 27, 2014 issued by HII Technologies, Inc. in favor of Komatsu Financial Limited Partnership, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and filed on May 14, 2014.

10.30

Form of Subscription Agreement for Series A Preferred Stock and Warrant Offering, incorporated by reference to our Current Report on Form 8-K dated June 21, 2014 and filed on July 3, 2014.

10.31

Security Agreement - Conditional Sales Contract dated April 18, 2014 between KMHVC, Inc. and Komatsu Financial Limited Partnership, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 and filed on August 7, 2014.

10.32

Security Agreement-Conditional Sales Contract dated May 19, 2014 between KMHVC, Inc. and Komatsu Financial Limited Partnership, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 and filed on August 7, 2014.

10.33

Master Lease Agreement dated June 27, 2014 between BCL-Equipment Leasing, LLC and HII Technologies, Inc., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 and filed on August 7, 2014.

10.34.

Master Lease Agreement dated July 10, 2014 between Nations Fund I, LLC and HII Technologies, Inc., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 and filed on August 7, 2014.

10.35

Credit Agreement dated August 12, 2014 with Heartland Bank, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.36

Account Purchase Agreement dated August 12, 2014 with Heartland Bank, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.37

Form of Security Agreement under Heartland Bank Credit Facility, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.38

Employment Agreement with William M. Hamilton, incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.39

Equipment Purchase Agreement dated August 12, 2014 among S&M Assets, LLC, HII Technologies, Inc., and Hamilton Investment Group, Inc., incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.40

Equipment Lease dated August 12, 2014 between S&M Assets, LLC, HII Technologies, Inc. and Hamilton Investment Group, Inc., incorporated by reference to our Current Report on Form 8-K dated August 11, 2014 and filed on August 15, 2014.

10.41

Office Building Lease between HII Technologies, Inc. and Ten-Voss Ltd. effective September 15, 2014 for the premises located at 8588 Katy Freeway, Suite 430, Houston, Texas 77024, incorporated by reference to our Current Report on Form 8-K dated September 15, 2014 and filed on October 1, 2014.

10.42

First Modification Agreement (Credit Agreement) dated August 15, 2014 with Heartland Bank, incorporated by reference to our Current Report on Form 8-K dated September 15, 2014 and filed on October 1, 2014.

10.43

First Modification Agreement (Account Purchase Agreement) dated August 15, 2014 with Heartland Bank, incorporated by reference to our Current Report on Form 8-K dated September 15, 2014 and filed on October 1, 2014.

10.44

Second Modification Agreement dated October 2014 with Heartland Bank (1)

10.45

Employment Agreement between Acie Palmer and HII Technologies, Inc. (1)

10.46

Sale Agreement with HydroFLOW Holdings USA. (1)

21.1

Subsidiaries (1)

23.

Consent of MaloneBaileyLLP (1)

31.1

Certification of Matthew C. Flemming pursuant to Rule 13a-14(a). (1)

31.2

Certification of Acie Palmer pursuant to Rule 13a-14(a). (1)

32.1

Certification of Matthew C. Flemming and Acie Palmer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HII TECHNOLOGIES, INC.

By:   /s/ Matthew C. Flemming

Matthew C. Flemming

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures

Title

Date

/s/Matthew C. Flemming

President, Chief Executive Officer,

April 15, 2015

Matthew C. Flemming

Secretary, Treasurer and Director

(Principal Executive Officer)

/s/Acie Palmer

Chief Financial Officer,

April 15, 2015

Acie Palmer

(Principal Financial And

Accounting Officer)

/s/ Kenton C. Chickering III

Director

April 15, 2015

Kenton C. Chickering III

/s/ Leo B. Womack

Director

April 15, 2015

Leo B. Womack

/s/ Brent Mulliniks

Director

April 15, 2015

Brent Mulliniks

/s/ Thomas Alex Newton

Director

April 15, 2015

Thomas Alex Newton