Form 10-K/A
period 2014-12-31
HII Technologies, Inc.
filed 2015-04-16
CIK 1085254

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2014 is to furnish Exhibit 101 to the Form 10-K which contains XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part II, Item 8 of the Form 10-K.  Due to technical difficulties, Exhibit 101 was inadvertently omitted with the original submission of the 10-K.

No other changes have been made to the Form 10-K and the Form 10-K has not been updated to reflect events subsequent to the original filing date.

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

10.45

Employment Agreement between Acie Palmer and HII Technologies, Inc. (1)

10.46

Sale Agreement with HydroFLOW Holdings USA. (1)

10.47

Third Modification Agreement (Credit Agreement) dated April 14, 2015 with Heartland Bank (1).

10.47

Third Modification Agreement (Account Purchase Agreement) dated April 14, 2015 with Heartland Bank (1).

21.1

Subsidiaries (1)

23.

Consent of MaloneBaileyLLP (1)

31.1

Certification of Matthew C. Flemming pursuant to Rule 13a-14(a). (1)

31.2

Certification of Acie Palmer pursuant to Rule 13a-14(a). (1)

32.1

Certification of Matthew C. Flemming and Acie Palmer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101 SCH

XBRL Taxonomy Schema Linkbase Document (2)

101 CAL

XBRL Taxonomy Calculation Linkbase Document (2)

101 DEF

XBRL Taxonomy Definition Linkbase Document (2)

101 LAB

XBRL Taxonomy Labels Linkbase Document (2)

101 PRE

XBRL Taxonomy Presentation Linkbase Document (2)

(1)  Previously filed or furnished as an exhibit to the Registrant’s Annual Report for the year ended December 31, 2014

(2)  Furnished with this Amendment No. 1.

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

/s/ Brent Mulliniks

Director

April 15, 2015

Brent Mulliniks