Form 10-Q
period 2015-03-31
HII Technologies, Inc.
filed 2015-05-20
CIK 1085254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes         No     X

As of May 20, 2015, 57,303,865 shares of our common stock were outstanding.

HII TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2015

ITEM 1 –FINANCIAL STATEMENTS (UNAUDITED)

HII TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31	December 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 1,069,524	$ 1,330,507
Restricted cash	1,886,887	1,666,652
Accounts receivable, net of allowance of $517,224 and $291,672	9,789,147	10,529,742
Note receivable	290,000	290,000
Current portion of deferred financing costs	50,850	50,850
Prepaid expense and other current assets	258,348	168,916

Total current assets	13,344,756	14,036,667

Property and equipment, net of accumulated depreciation of $1,640,100 and $1,100,274	8,291,079	8,909,483
Assets under capital lease, net	4,442,756	4,673,166
Deposits	259,963	257,723
Deferred financing costs, net of current portion	47,390	60,103
Intangible assets, net of accumulated amortization and impairment of $2,651,704 and $2,642,454	325,296	334,546
Deferred tax asset	5,639,233	5,639,233
Goodwill	4,675,820	4,675,820

Total assets	$ 37,026,293	$ 38,586,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,932,445	$ 4,357,868
Accounts payable and other liabilities, related parties	2,611,871	2,611,871
Accrued expenses and other liabilities	1,727,539	1,692,121
Secured borrowings	6,550,051	6,131,917
Current portion of capital lease obligation	1,758,320	1,637,296
Current portion of notes payable - related parties	515,000	515,000
Current portion of secured notes payable	1,298,920	11,847,676

Total current liabilities	20,394,146	28,793,749

Long term liabilities:
Capital lease obligation, net of current portion	1,817,621	2,306,972
Notes payable - secured, net of current portion	10,262,856	73,856
Notes payable - related parties net of current portion	70,958	70,958

Total liabilities	32,545,581	31,245,535

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized,
Series A Convertible Preferred stock, $1,000 stated value, 4,000 shares
authorized, 2,890 and 3,750 shares issued and outstanding	2,203,883	2,848,093
Common stock, $.001 par value, 250,000,000 shares authorized,
57,232,436 and 55,644,711 shares issued and outstanding	57,231	55,644
Additional paid-in-capital	35,130,210	34,217,479
Accumulated deficit	(32,910,612)	(29,780,010)

Total stockholders' equity	4,480,712	7,341,206

Total liabilities and stockholders' equity	$ 37,026,293	$ 38,586,741

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2015 and 2014
(unaudited)

	2015	2014

REVENUES	$ 8,503,232	$ 7,505,061

COST OF REVENUES	8,047,857	5,464,794

GROSS PROFIT	455,375	2,040,267

OPERATING EXPENSES:
Selling, general and administrative	2,414,558	1,905,504
Bad debt expense	289,553	-

Total operating expenses	2,704,111	1,905,504

INCOME (LOSS) FROM OPERATIONS	(2,248,736)	134,763

OTHER EXPENSE
Interest expense, net	(778,545)	(139,810)

NET LOSS BEFORE INCOME TAXES	(3,027,281)	(5,047)

PROVISION FOR INCOME TAXES
Current	(103,321)	(19,804)

NET LOSS	$ (3,130,602)	$ (24,851)

CUMULATIVE DIVIDEND	(72,250)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (3,202,852)	$ (24,851)

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic net income (loss) per share	$ (0.06)	$ (0.00)

Weighted average shares outstanding-Basic and Diluted	56,492,134	44,558,106

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2015
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Stated	Shares	Par	Capital	Deficit	Total

Balances at December 31, 2014	3,750	$2,848,093	55,644,711	$55,644	$34,217,479	$(29,780,010)	$7,341,206

Warrants exercised using cashless provision	-	-	359,153	359	(359)	-	-
Series A Preferred shares converted to common shares	(860)	(644,210)	1,228,572	1,228	642,982	-	-
Stock options issued for services	-	-	-	-	270,108		270,108
Net loss	-	-	-	-	-	(3,130,602)	(3,130,602)

Balances at March 31, 2015	2,890	$2,203,883	57,232,436	$57,231	$35,130,210	$(32,910,612)	$4,480,712

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015 and 2014
(unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,130,602)	$ (24,851)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of deferred finance costs	12,712	18,859
Stock-based compensation	270,108	54,440
Depreciation and amortization	780,589	123,580
Bad debt expense	289,553	-
(Gain) loss on asset sale	(17,140)	8,275
Changes in:
Accounts receivable	451,042	(2,785,573)
Prepaid expense and other current assets	(76,394)	(48,857)
Other assets	(2,240)	-
Accounts payable	1,942,327	1,214,754
Accounts payable and other liabilities - related parties	-	75,000
Accrued expenses and other liabilities	35,417	684,210
Net cash provided by (used in) operating activities	555,372	(680,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from the sale of property and equipment	11,000	-
Cash paid for purchase of property and equipment	(297,173)	(1,086,222)
Net cash used in investing activities	(286,173)	(1,086,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	-	12,500
Payments for deferred financing costs	-	(4,167)
Proceeds from notes payable	-	130,000
Proceeds from line of credit, net	-	1,009,142
Proceeds from secured borrowings, net	197,900	-
Payments on notes payable	(359,756)	(190,378)
Payments on capital lease obligation	(368,326)	-
Net cash provided by (used in) financing activities	(530,182)	957,097

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(260,983)	(809,288)

CASH AND CASH EQUIVALENTS, beginning of period	1,330,507	866,035

CASH AND CASH EQUIVALENTS, end of period	$ 1,069,524	$ 56,747

Supplemental disclosures:
Cash paid for income taxes	$ 54,687	$ -
Cash paid for interest	$ 689,288	$ 115,634

Noncash investing and financing activities
Notes issued in consideration for property and equipment	-	117,120
Notes issued in consideration for intangible assets	-	370,000
Cashless exercise of warrants	359	117
Restricted cash reserve account paid directly from secured borrowings	220,234	-
Common shares issued for conversion of Preferred Series A shares	644,210	-
Equipment sold through sale-leaseback	367,748	-

See accompanying notes to unaudited consolidated financial statements

HII TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of HII Technologies, Inc. (“we”, “our”, “HII” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in HII Technologies’ Form 10-K originally filed with the Securities and Exchange Commission on April 16, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for years ended December 31, 2014 and 2013 as reported in the Company’s Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of HII and its wholly-owned subsidiaries Apache Energy Services, LLC, a Nevada limited liability company (dba’s “AES Water Solutions” and “AES Safety Services”, herein “AES”), Aqua Handling of Texas, LLC, a Texas limited liability company (dba “AquaTex”), Hamilton Investment Group, Inc. (“Hamilton”) and Sage Power Solutions, Inc., a Texas corporation (f/k/a KMHVC, Inc., dba “South Texas Power” and “STP”). Significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Going Concern

As disclosed in the audited consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in HII Technologies’ Form 10-K, factors existed at December 31, 2014 that raised substantial doubt with regards to the Company’s ability to continue as a going concern for a reasonable period of time including the failure to comply with the financial covenants under the Heartland Bank agreements as of December 31, 2014, which could have resulted in the acceleration of amounts due to Heartland Bank under the line of  credit and term loan. The Company believes these factors are resolved as of the date of issuance of this Form 10-Q due to the Company entering into the Third Modification and Waiver Agreement with Heartland Bank and the proceeds received from the issuance of the Preferred Series B Convertible Stock (see Note 6). As a result, the non-current portion of the Heartland Term Loan has been reclassified and presented as a long term liability in the unaudited financial statements as of March 31, 2015.

Recently adopted accounting standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires a retrospective application in order to reflect the period-specific effects of applying the new guidance. The Company is evaluating the impact of the adoption of this ASU on the Company’s Consolidated Financial Statements.

NOTE 2 – NOTES PAYABLE

A summary of the activity in notes payable for the three months ended March 31, 2015 is shown below:

Notes payable - related parties

Balance at January 1, 2015	$ 585,958
Less: payments on notes payable	-
585,958
Less - current maturities, net - related parties	(515,000)
Long-term notes payable, net March 31, 2015	$ 70,958

Notes payable - third parties

Balance at January 1, 2015	$ 18,053,449
Net proceeds from secured borrowings	418,134
Less: payments on notes payable	(359,756)
18,111,827
Less - current maturities, net - third parties	(7,848,971)
Long-term notes payable, net March 31, 2015	$ 10,262,856

NOTE 3 – PREFERRED STOCK

On January 21, 2015, one of the preferred shareholders converted 250 shares of their Series A Preferred Stock into 357,142 shares of common stock.

On February 11, 2015, two of the preferred shareholders converted 360 shares of their Series A Preferred Stock into 514,285 shares of common stock.

On February 19, 2015, four of the preferred shareholders converted 200 of their Series A Preferred Stock into 285,716 shares of common stock.

On March 20, 2015, one of the preferred shareholders converted 50 of their Series A Preferred Stock into 71,429 shares of common stock.

NOTE 4 – COMMON STOCK

On January 21, 2015, the Company issued 357,142 shares of common stock for the conversion of 250 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

On February 11, 2015, the Company issued 514,285 shares of common stock for the conversion of 360 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

On February 18, 2015, the Company issued 359,153 shares of our common stock upon exercise of outstanding warrants. The warrant was issued to purchase 400,000 shares and was exercised in full on a cashless basis and accordingly 40,847 shares were withheld by the Company at the market price of $0.5386 per share less the exercise price of $0.055 per share to fund the exercise price.

On February 19, 2015, the Company issued 285,716 shares of common stock for the conversion of 200 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

On March 20, 2015, the Company issued 71,429 shares of common stock for the conversion of 50 shares of the Series A Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

NOTE 5 – STOCK OPTIONS AND WARRANTS

Stock options

HII currently has two stock option plans: (a) the 2005 Stock Incentive Plan reserved 10,000,000 common shares and 8,615,140 stock options have been granted through March 31, 2015 and 153,000 options are outstanding at March 31, 2015, and (b) the 2012 Stock Incentive Plan reserved 10,000,000 common shares and 4,300,000 stock options have been granted through March 31, 2015 and 3,800,000 options are outstanding at March 31, 2015.

During the quarter ended March 31, 2015, no options were exercised or expired.

During the quarter ended March 31, 2015, 800,000 options were granted to an officer and valued at $272,856 using the Black-Scholes pricing model. 500,000 options vest immediately and 300,000 options vest in three equal tranches over sequential quarters with net income.

Significant assumptions used in the valuation include the following:

Expected term 2.5 years

Expected volatility 117.09%

Risk free interest rate 0.77%

Expected dividend yield 0.00%

Expected term 3.25 years

Expected volatility 160.52%

Risk free interest rate 0.77%

Expected dividend yield 0.00%

During the quarter ended March 31, 2015, 200,000 options were granted to directors and valued at $73,589 using the Black-Scholes pricing model. The options vest over a period of 12 months.

Significant assumptions used in the valuation include the following:

Expected term 5 years

Expected volatility 161.31%

Risk free interest rate 1.35%

Expected dividend yield 0.00%

Warrants

During the quarter ended March 31, 2014, no warrants were issued and 400,000 warrants were exercised on a cashless basis (see Note 4).

A summary of activity in options and warrants is as follows:

	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2014	2,953,000	4.22	$ 0.42	$543,625	5,778,000	2.91	$ 0.81	$545,230

Three months ended March 31, 2015:
Granted	1,000,000		0.45		-
Exercised	-				(400,000)		$ 0.06
Forfeited and cancelled	-				-

Outstanding at March 31, 2015	3,953,000	4.32	$ 0.43	$365,094	5,378,000	2.78	$ 0.86	$249,963

NOTE 6 – SUBSEQUENT EVENTS

On April 23, 2015, the Company issued 71,429 shares of common stock for the conversion of 50 shares of the Series A Preferred Stock, pursuant to terms of the Series A Certificate of Designation.

Effective May 20, 2015, the Company and its wholly-owned subsidiaries (the “Borrowers”) entered into a Third Modification and Waiver Agreement with Heartland Bank as agent, on behalf of the Lenders for each of the Credit Agreement and the Account Purchase Agreement dated August 12, 2014 (the “Third Amendments”), pursuant to which (i) the Lenders waived certain existing defaults under the Credit Agreement, including a waiver of covenant compliance with respect to Fixed Charge Ratio, Tangible Net Worth Covenant and the First Lien Leverage for the

periods ended December 31, 2014 and March 31, 2015, and with respect to the ratio of EBITDA to interest expense for the period ended March 31, 2015; (ii) the Lenders waived default interest through March 31, 2015; (iii) the parties defined Borrower’s use of proceeds under an equity raise of not less than $2.735 million (iv) reset the deadline by which Borrowers are required to close and transfer certain open accounts to Heartland Bank; (v) the parties reclassified the amounts owed to sellers pursuant to the working capital adjustment under the Hamilton Purchase Agreement as “Debt” and (vi) further amend certain terms of the Credit Agreement and related Purchase Agreement.   These amendments include the following:  (i) increase interest rate to 13.75% (Credit Agreement only); (ii) amend the schedule for principal payments on the term loan to payments of $110,000 per month (Credit Agreement only); (iii) require Lender consent for payments on Subordinated Debt; (iv) remove the Tangible Net Worth financial covenant; (v) reset certain financial covenants as follows  (A) fixed charge coverage ratio must be less than (1) 0.7 to 1.0 for the period ending June 30, 2015; (2) 0.65 to 1.0 for the period ending September 30, 2015; (3) 0.71 to 1.0 for the period ending December 31, 2015 and (4) 1.2 to 1.0 for the period ending March 31, 2016 and for each fiscal period ending thereafter; (B) first lien leverage ratio of no greater than (1) 5.20 to 1.0 for the period ending June 30, 2015; (2) 5.06 to 1.0 for the period ending September 30, 2015, (3) 4.65 to 1.0 for the period ending December 31, 2015 and (4) for the period ending March 31, 2016 and for each fiscal period ending thereafter, 2.0 to 1.0 and (C) ratio of EBITDA to interest expense must be less than (1) 2.25 to 1.0 for the period ending June 30, 2015; (2) 1.85 to 1.0 for the period ending September 30, 2015, (3) 2.00 to 1.0 for the period ending December 31, 2015 and (4) for each period ending during calendar year 2016 and each year thereafter, 4.75 to 1.0.

On May 20, 2015, the Company issued a total of 2,735 shares of its series B convertible preferred stock and warrants to acquire an aggregate of 3,418,750 shares of common stock to 14 accredited investors for an aggregate gross purchase price of $2,735,000.    Each share of series B convertible preferred stock has a stated value of  $1,000  and is  convertible  into  shares  of  common  stock  at an  initial conversion price of $0.40 per share.  The conversion price is subject to various adjustments.  The investors received warrants to purchase a total of 3,418,750 shares of common stock at an exercise price of $0.50 subject to adjustments, which are exercisable for five years.

From these proceeds, approximately $1.97 million will be used for payment of accounts payable and $757,575 will be deposited into a restricted account with Heartland Bank which will be used for payment on the Company’s term loan with Heartland Bank.  The remainder will be used to pay the costs and expenses associated with the offering and for working capital and general corporate expenses.

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

Name	Doing Business As (dba):	Business
Apache Energy Services, LLC	AES Water Solutions	Frac Water Management Solutions
	AES Safety Services	Oilfield Safety Services
Aqua Handling of Texas, LLC	AquaTex	Frac Water Management Solutions
Hamilton Investment Group	Hamilton Water Transfer	Frac Water Management Solutions
Sage Power Solutions, Inc.	Sage Power, South Texas Power, or STP	Oilfield Power Management Solutions

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

We currently employ 103 persons and extensively use independent contractor crews in connection with our field service work. Our executive offices are located at 8588 Katy Freeway, Suite 430, Houston, Texas, 77024.  Our telephone number is (713) 821-3157 and our Internet address is www.HIITinc.com.  The information on, or that may be, accessed from our website is not part of this annual report.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues.  Our revenues increased by $998,171, or approximately 13% to $8,503,232 for the three months ended March 31, 2015 from $7,505,061 for the three months ended March 31, 2014.  This increase was primarily attributable to the acquisition of Hamilton on August 12, 2014, which provided $1.2 million in additional revenues in 2015.

Cost of Revenues.  Cost of revenues increased by $2,583,063 or approximately 47%, to $8,047,857 for the three months ended March 31, 2015, or 95% of revenues, compared to cost of revenues of $5,464,794, or 72% of revenues for the three months ended March 31, 2014.  The cost of revenues during the three months ended March 31, 2015 were primarily the result of direct labor and contract labor of $3,821,275, frac water pipe and pump rental of $852,347, equipment and truck rental of $1,574,694 and related fuel costs of $525,949.  The increase in cost of revenues as a percentage of sales was the result of lower than anticipated revenues that did not cover fixed costs within cost of revenues resulting from inclement weather during the period and oilfield customers relocating drilling rigs and activity from certain areas of Oklahoma into other more economically attractive area such as the Permian Basin and Delaware Basin.  We currently anticipate a lower cost of sales as a percentage of sales in the future from increases in revenues covering a higher percentage of fixed costs, decreasing rental expense through the procurement of additional fixed assets, and the anticipated future impact of revenues resulting from the anticipated commencement of new technology related services and their higher margins.  The cost of revenues during the three months ended March 31, 2014 were primarily the result of contract labor of $2,190,646, direct costs associated with the spill remediation line of $927,812, frac water pipe and pump rental of $820,587, equipment and truck rental of $549,083 and related fuel costs of $537,436.

Selling, general, and administrative.  Selling, general and administrative expenses increased by $509,054, or approximately 27%, to $2,414,558, or approximately 28% of revenues, for the three months ended March 31, 2015, as compared to $1,905,504 or approximately 25% of revenues for the comparable period in 2014.  The increase was primarily attributable to newly added employee compensation expense, consulting fees, as well as the cost of public reporting and holding company expenses during 2014.  We currently anticipate lower selling, general and administrative expenses as a percentage of sales in the future from continued increases in revenues covering a higher percentage of fixed costs, reduced testing and development costs related to water recycling technologies, and decreasing growth in expenses for personnel.

Interest expense.  Interest expense increased by $638,735, or approximately 457% to $778,545 in the three months ended March 31, 2015, from $139,810 for the comparable period in 2014.  The increase was attributable to the interest accrued on the accounts receivable financing facility, the senior term loan credit facility, interest expense associated with promissory notes we issued in our September 2012 and October 2013 financings, as well as accrued interest on the Seller notes issued in connection with our acquisition of AES Water Solutions in September 2012 and AquaTex in November 2013.

Net loss.  Our net loss increased by $3,105,751, or approximately 12,498% to $3,130,602 for the three months ended March 31, 2015 from a net loss of $24,851 for the comparable period in 2014.  The net loss for the three months ended March 31, 2015 included depreciation and amortization charges of $780,589, non-cash charges in connection with the issuance of share-based awards of $270,108, bad debt expense of $289,553, and the amortization of deferred financing costs of $12,712.  The net loss during the three months ended March 31, 2014 was primarily attributable to non-cash charges in connection with the issuance of share-based awards of $54,440 and the amortization of deferred finance costs of $18,859.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, other loans, and issuance of equity securities.  We had cash of $1,069,524, restricted cash of $1,886,887 and a working capital deficit of $7,049,390 as of March 31, 2015 as compared to cash of $1,330,507 and a working capital deficit of $14,757,082 as of December 31, 2014.

Net cash provided by operating activities for the three months ended March 31, 2015 was $555,372 resulting primarily from our net loss of $3,130,602, decreases in accounts receivable of $451,042, increases in accounts payable of $1,942,327, and accrued expenses of $35,417 and adjustments in non-cash items including $780,589 in depreciation and amortization, $270,108 in amortization of stock based compensation, $289,553 in bad debt expense and $12,712 in amortization of deferred finance costs, which amounts were offset by increases in prepaid expenses and other assets of $78,634 and $17,140 in gain on asset disposal.  By comparison, net cash used in operating activities for the three months ended March 31, 2014 was $680,163 resulting primarily from our net loss of $24,851 and increases in accounts receivable of $2,785,573 and prepaid expenses of $48,857, which amounts were offset by the increases in accounts payable of $1,214,754, accounts payable-related parties of $75,000 and accrued expenses of $684,210 and adjustments in non-cash items including $54,440 in noncash stock for services, $123,580 in depreciation and amortization, $8,275 in loss on asset disposal and $18,859 in amortization of deferred finance costs.

Net cash used in investing activities for the three months ended March 31, 2015 was $286,173 resulting primarily from our acquisition of assets and equipment of $297,173, offset proceeds received from the sale of property and equipment of $11,000.  By comparison, net cash used in investing activities for the three months ended March 31, 2014 was $1,086,222 resulting from our acquisition of assets.

Our net cash used in financing activities was $530,182 for the three months ended March 31, 2015.  This consisted of $359,756 in payments on notes payable and $368,326 in payments on capital lease obligation, which amounts were offset by $197,900 in net proceeds from secured borrowings. Our net cash provided by financing activities was $957,097 for the three months ended March 31, 2014. This consisted of $130,000 in proceeds from the issuance of notes, $1,009,142 in net proceeds from our line of credit, and $12,500 in proceeds from the exercise of warrants, which amounts were offset by payments on notes payable of $190,378 and $4,167 in payments for deferred financing costs.

The net decrease in cash for the three months ended March 31, 2015 was $260,983 as compared to a net decrease in cash of $809,288 for the three months ended March 31, 2014.

Credit Facilities

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

We were not in compliance with certain financial covenants (fixed charge coverage ratio, tangible net worth and first lien leverage ratio) at December 31, 2014.  We were also not in compliance with the fixed charge coverage ratio,  tangible net worth covenants, first lien leverage ratio and ratio of EBITDA to interest expense at March 31, 2015. The table below sets forth the financial covenants, we are required to maintain under our agreements with Heartland Bank and our compliance with such covenants at December 31, 2014:

	Required	Actual at 12/31/2014	Actual at 3/31/2015
Fixed Charge Coverage Ratio (greater than)	1.20	1.07	0.45
Tangible Net Worth (less than)	$1,000,000	($1,642,339)	($6,206,000)
Capital Expenditures (less than)	$100,000	$65,000	$55,000
First Lien Leverage Ratio (less than)	3	3.32	8.4
Ratio of EBITDA to Interest Expense (greater than)	2.75	3.31	1.05
Debt Service Reserve Account	675,000	675,000	675,000

Effective May 20, 2015, we, and our wholly-owned subsidiaries (the “Borrowers”) entered into a Third Modification and Waiver Agreement with Heartland Bank as agent, on behalf of the Lenders for each of the Credit Agreement and the Account Purchase Agreement dated August 12, 2014 (the “Third Amendments”), pursuant to which (i) the Lenders waived certain existing defaults under the Credit Agreement, including a waiver of covenant compliance with respect to Fixed Charge Ratio, Tangible Net Worth Covenant and the First Lien Leverage for the periods ended December 31, 2014 and March 31, 2015 and with respect to the ratio of EBITDA to interest expense for the period ended March 31, 2015; (ii) the Lenders waived default interest through March 31, 2015; (iii) the parties defined Borrower’s use of proceeds under an equity raise of not less than $2.735 million; (iv) reset the deadline by which Borrowers are required to close and transfer certain open accounts to Heartland Bank; (v) the parties reclassified the amounts owed to sellers pursuant to the working capital adjustment under the Hamilton Purchase Agreement as “Debt” and (vi) further amend certain terms of the Credit Agreement and related Purchase Agreement.   These amendments include the following:  (i) increase interest rate to 13.75% (Credit Agreement only); (ii) amend the schedule for principal payments on the term loan to payments of $110,000 per month (Credit Agreement only); (iii) require Lender consent for payments on Subordinated Debt; (iv) remove the Tangible Net Worth financial covenant; (v) reset certain financial covenants as follows  (A) fixed charge coverage ratio must be less than (1) 0.7 to 1.0 for the period ending June 30, 2015; (2) 0.65 to 1.0 for the period ending September 30, 2015; (3) 0.71 to 1.0 for the period ending December 31, 2015 and (4) 1.2 to 1.0 for the period ending March 31, 2016 and for each fiscal period ending thereafter; (B) first lien leverage ratio of no greater than (1) 5.20 to 1.0 for the period ending June 30, 2015; (2) 5.06 to 1.0 for the period ending September 30, 2015, (3) 4.65 to 1.0 for the period ending December 31, 2015 and (4) for the period ending March 31, 2016 and for each fiscal period ending thereafter, 2.0 to 1.0 and (C) ratio of EBITDA to interest expense must be less than (1) 2.25 to 1.0 for the period ending June 30, 2015; (2) 1.85 to 1.0 for the period ending September 30, 2015, (3) 2.00 to 1.0 for the period ending December 31, 2015 and (4) for each period ending during the calendar year 2016 and each year thereafter, 4.75 to 1.0.

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

Series B Preferred Stock Financing

On May 20, 2015, we issued a total of 2,735 shares of our series B convertible preferred stock and warrants to acquire an aggregate of 3,418,750 shares of common stock to 14 accredited investors  for an aggregate gross  purchase  price of  $2,735,000.    Each share of series B convertible preferred stock has a stated value of  $1,000  and is  convertible  into  shares  of  common  stock  at an  initial conversion price of $0.40 per share.  The conversion price is subject to various adjustments.  The investors received warrants to purchase a total of 3,418,750 shares of common stock at an exercise price of $0.50 subject to adjustments, which are exercisable for five years.

From the proceeds approximately $1.97 million will be used for payment of accounts payable and $757,575 will be deposited into a restricted account with Heartland Bank which will be used for payment on our term loan with Heartland Bank.  The remainder will be used to pay the costs and expenses associated with the offering and for working capital and general corporate expenses.

Series A Preferred Stock Financing

From June 21, 2014 through July 8, 2014, we sold 4,000 units (“Series A Units”) to 22 accredited investors at a price of $1,000 per Series A Unit for total gross proceeds of $4,000,000.  Each Series A Unit consisted of (i) 1 share of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into a number of shares of common stock equal to the quotient of 1,000 divided by the conversion price then in effect, which is currently $0.70 (the “Series A Conversion Shares”), and (ii) common stock purchase warrants (“Series A Warrants”) to purchase five-hundred (500) shares of Common Stock with an exercise price of $1.00 per whole share exercisable for 3 years after issuance (the “Series A Warrant Shares”).  The Series A Conversion Shares and the Series A Warrant Shares contain standard piggy back registration rights.  We used $242,700 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.  In addition, approximately $500,000 was used to repay outstanding indebtedness under 10% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2014.

2.

On April 23, 2015, we issued 71,429 shares of our common stock upon conversion of 50 shares of its Series A Convertible Preferred Stock. We did not receive any proceeds upon issuance of these shares.  The issuances were exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

3.

On May 20, 2015, we issued a total of 2,735 shares of our series B convertible preferred stock and warrants to acquire an aggregate of 3,418,750 shares of common stock to 14 accredited investors for an aggregate gross purchase  price of  $2,735,000.    Each share of series B convertible preferred stock has a stated value of  $1,000  and is  convertible  into  shares  of  common  stock  at an  initial conversion price of $0.40 per share.  The conversion price is subject to various adjustments.  The investors received warrants to purchase a total of 3,418,750 shares of common stock at an exercise price of $0.50 subject to adjustments, which are exercisable for five years.  From these proceeds approximately $1.97 million will be used for payment of accounts payable and $757,575 will be deposited into a restricted account with Heartland Bank which will be used for payment on our term loan with Heartland Bank.  The remainder will be used to pay the costs and expenses associated with the offering and for working capital and general corporate expenses. The issuances were exempt under Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Effective May 20, 2015, we, and our wholly-owned subsidiaries (the “Borrowers”) entered into a Third Modification and Waiver Agreement with Heartland Bank as agent, on behalf of the Lenders for each of the Credit Agreement and the Account Purchase Agreement dated August 12, 2014 (the “Third Amendments”), pursuant to which (i) the Lenders waived certain existing defaults under the Credit Agreement, including a waiver of covenant compliance with respect to Fixed Charge Ratio, Tangible Net Worth Covenant and the First Lien Leverage for the periods ended December 31, 2014 and March 31, 2015 and with respect to the ratio of EBITDA to interest expense for the period ended March 31, 2015; (ii) the Lenders waived default interest through March 31, 2015; (iii) the parties defined Borrower’s use of proceeds under an equity raise of not less than $2.735 million; (iv) reset the deadline by which Borrowers are required to close and transfer certain open accounts to Heartland Bank; (v) the parties reclassified the amounts owed to sellers pursuant to the working capital adjustment under the Hamilton Purchase Agreement as “Debt” and (vi) further amend certain terms of the Credit Agreement and related Purchase Agreement.   These amendments include the following:  (i) increase interest rate to 13.75% (Credit Agreement only); (ii) amend the schedule for principal payments on the term loan to payments of $110,000 per month (Credit Agreement only); (iii) require Lender consent for payments on Subordinated Debt; (iv) remove the Tangible Net Worth financial covenant; (v) reset certain financial covenants as follows  (A) fixed charge coverage ratio must be less than (1) 0.7 to 1.0 for the period ending June 30, 2015; (2) 0.65 to 1.0 for the period ending September 30, 2015; (3) 0.71 to 1.0 for the period ending December 31, 2015 and (4) 1.2 to 1.0 for the period ending March 31, 2016 and for each fiscal period ending thereafter; (B) first lien leverage ratio of no greater than (1) 5.20 to 1.0 for the period ending June 30, 2015; (2) 5.06 to 1.0 for the period ending September 30, 2015, (3) 4.65 to 1.0 for the period ending December 31, 2015 and (4) for the period ending March 31, 2016 and for each fiscal period ending thereafter, 2.0 to 1.0 and (C) ratio of EBITDA to interest expense must be less than (1) 2.25 to 1.0 for the period ending June 30, 2015; (2) 1.85 to 1.0 for the period ending September 30, 2015, (3) 2.00 to 1.0 for the period ending December 31, 2015 and (4) for each period ending during the calendar year 2016 and each year thereafter, 4.75 to 1.0.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Matthew C. Flemming pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of Acie Palmer pursuant to Rule 13a-14(a).	Filed herewith
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Schema Linkbase Document	Filed herewith
101 CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101 DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101 LAB	XBRL Taxonomy Labels Linkbase Document	Filed herewith
101 PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HII TECHNOLOGIES, INC.

May 20, 2015	/s/ Matthew C. Flemming
Matthew C. Flemming
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

May 20, 2015	/s/ Acie Palmer
Acie Palmer
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)